Form 10QSB
period 2005-03-31
Uni-Pixel
filed 2005-05-13
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

COMMISSION FILE NUMBER: 0-49737

UNI-PIXEL, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	75-2926437
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11940 Jollyville Rd., Suite 200N
Austin, Texas 78759
(Address of Principal Executive Offices)

(512) 610-9700
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐ Yes ☒ No

As of May 13, 2005, the issuer had 12,800,580 shares of issued and outstanding common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (Check One):   Yes ☐   No ☒

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets March 31, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Operations Three months ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited) and cumulative period from inception to March 31, 2005 (unaudited)

Consolidated Statements of Shareholders’ Equity From inception to March 31, 2005 (unaudited)

Consolidated Statements of Cash Flows Three months ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited) and cumulative period from inception to March 31, 2005 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

Part II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Uni-Pixel, Inc.

(A Development Stage Company)

 Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$6,973,602	$5,342,641
Employee advances	2,000	—
Prepaid expenses	33,372	18,163

Total current assets	7,007,974	5,360,804

Property and equipment, net	369,594	12,474
Intangible assets	12,136	13,520

Total assets	$7,389,704	$5,386,798

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$297,670	$33,213
Accrued expenses	1,705	27,185
Deferred revenue	200,000	200,000
Current portion of note payable	73,065	75,000

Total current liabilities	572,440	335,398

Note payable, less current portion	23,100	69,328

Total liabilities	595,540	404,726

Shareholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized	3,752	2,822
Common stock, $0.001 par value; 40,000,000 shares authorized	12,801	12,801
Additional paid-in capital	16,540,814	13,742,444
Accumulated deficit during development stage	(9,763,203)	(8,775,995)

Total shareholders’ equity	6,794,164	4,982,072

Total liabilities and shareholders’ equity	$7,389,704	$5,386,798

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Cumulative Period from February 17, 1998 (date of inception) to March 31,
	2005	2004	2005

Revenues
Development contract revenue	$18,219	$—	$956,731

Total revenues	18,219	—	956,731

Cost of revenues	9,109	—	455,913

Gross margin	9,110	—	500,818

Selling, general and administrative expenses	512,381	333,272	4,971,798
Research and development	507,543	427,211	4,799,587

Operating loss	(1,010,814)	(760,483)	(9,270,567)

Other income (expense)
Other income	—	—	886,886
Debt issuance expense	—	(125,000)	(500,000)
Interest income (expense), net	23,606	(64,075)	(879,522)

Net loss	$(987,208)	$(949,558)	$(9,763,203)

Preferred stock dividends	(185,853)	—	(221,568)
Net loss attributable to common shareholders	$(1,173,061)	$(949,558)	$(9,984,771)

Per share information
Net loss – basic and diluted	$(0.08)	$(0.18)	$(1.89)
Preferred stock dividends	(0.01)	—	(0.04)
Net loss attributable to common shareholders – basic and diluted	$(0.09)	$(0.18)	$(1.93)

Weighted average number of basic and diluted common shares outstanding	12,800,580	5,153,093	5,169,540

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity

(unaudited)

	Series A Preferred Stock						Accumulated Deficit	Total
	Number		Common Stock		Additional	Deferred	During	Shareholders’
	of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Stock-Based Compensation	Development Stage	Equity (Deficit)
Founder shares issued at inception at 2/17/98	—	$—	4,500,000	$4,500	$(500)	$—	$—	$4,000
Stock issued during 1999 (prices ranging from $0.50 - $0.62 per share)	—	—	180,000	180	183,820	—	—	184,000
Stock issued during 2000 (prices ranging from $11.34 - $17.00 per share)	—	—	63,750	64	956,186	—	—	956,250
Stock issued during 2001 (prices ranging from $10.00 - $17.00 per share)	—	—	28,176	28	404,227	—	—	404,255
Stock issued during 2002 (prices ranging from $2.00 - $10.00 per share)	—	—	157,327	157	353,783	—	—	359,940
Deferral of stock-based compensation	—	—	—	—	1,100,000	(1,100,000)	—	—
Amortization of stock-based compensation	—	—	—	—	—	206,250	—	206,250
Net loss	—	—	—	—	—	—	(3,968,540)	(3,968,540)
Balance, 12/31/02	—	$—	4,929,253	$4,929	$2,997,516	$(893,750)	$(3,968,540)	$(1,859,845)
Stock issued during 2003 (prices ranging from $1.00 - $2.00 per share)	—	—	210,827	211	263,943	—	—	264,154
Amortization of stock-based compensation	—	—	—	—	—	275,000	—	275,000
Warrants issued	—	—	—	—	500,000	—	—	500,000
Net loss	—	—	—	—	—	—	(2,492,123)	(2,492,123)
Balance, 12/31/03	—	$—	5,140,080	$5,140	$3,761,459	$(618,750)	$(6,460,663)	$(3,312,814)
Issuance of common stock for services	—	—	738,309	738	316,975	—	—	317,713
Conversion of note payable for common stock	—	—	51,008	51	95,052	—	—	95,103
Exercise of stock options	—	—	1,490,000	1,490	28,310	—	—	29,800
Exercise of warrants	—	—	512,500	513	34,488	—	—	35,000
Amortization of stock-based compensation	—	—	—	—	—	618,750	—	618,750
Conversion of bridge loans	256,643	257	850,625	851	1,834,242	—	—	1,835,350
Issuance of preferred stock	2,565,000	2,565	—	—	7,646,765	—	—	7,649,330
Issuance of common stock for net assets of REFL	—	—	1,100,808	1,101	(1,101)	—	—	—
Issuance of common stock for net assets of Gemini	—	—	2,917,250	2,917	26,255	—	—	29,172
Net loss	—	—	—	—	—	—	(2,315,332)	(2,315,332)
Balance, 12/31/04	2,821,643	$2,822	12,800,580	$12,801	$13,742,444	$—	$(8,775,995)	$4,982,072
Issuance of preferred stock	930,000	930	—	—	2,798,370	—	—	2,799,300
Net loss	—	—	—	—	—	—	(987,208)	(987,208)
Balance, 3/31/05	3,751,643	$3,752	12,800,580	$12,801	$16,540,814	$—	$(9,763,203)	$6,794,164

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,		Cumulative Period from February 18, 1998 (date of inception) to March 31,
	2005	2004	2005
Cash flows from operating activities
Net loss	$(987,208)	$(949,558)	$(9,763,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest forgiven	—	—	(91,421)
Employee compensation notes payable forgiven	—	—	795,465
Depreciation and amortization	18,104	2,384	99,426
Stock issued for services	—	80,000	460,062
Non-cash compensation expense	—	68,750	1,100,000
Amortization of debt issuance costs	—	125,000	500,000
Change in operating assets and liabilities:
(Increase) decrease in related party receivables	(2,000)	2,866	(2,000)
(Increase) in prepaid expenses and other current assets	(14,209)	—	(33,372)
Increase in accounts payable	264,457	95,730	297,670
Increase (decrease) in accrued interest payable	(7,635)	18,000	180,943
Increase (decrease) in accrued expenses and other liabilities	(17,844)	138,100	797,171
Increase in deferred revenue	—	—	200,000
Net cash used in operating activities	(746,335)	(418,728)	(7,029,189)

Cash flows from investing activities
Purchase of property and equipment	(373,841)	—	(441,201)
Proceeds from the sale of property and equipment	—	—	27,792
Purchases of patents, trademarks and organization costs	—	—	(67,748)
Net cash used in investing activities	(373,841)	—	(481,157)

Cash flows from financing activities
Proceeds from notes payable to related party	—	—	115,103
Payments on notes payable to related party	(48,163)	— —	(68,163)
Proceeds from convertible notes payable	—	435,000	3,390,000
Payments on convertible notes payable	—	—	(1,470,672)
Proceeds from the issuance of preferred stock, net	2,799,300	—	10,448,630
Proceeds from the issuance of common stock, net	—	—	2,089,050
Net cash provided by financing activities	2,751,137	435,000	14,503,948

Net increase in cash and cash equivalents	1,630,961	16,272	6,973,602
Cash and cash equivalents, beginning of period	5,342,641	19,760	—
Cash and cash equivalents, end of period	$6,973,602	$36,032	$6,973,602

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,458	$46,074	$734,643
Interest capitalized into notes payable	$—	$—	$8,250
Debt issuance cost for warrant issued	$—	$500,000	$500,000
Preferred stock dividend	$185,853	$—	$221,568
Conversion of notes payable for preferred stock	$—	$—	$898,250
Conversion of notes payable for common stock	$—	$—	$980,103
Stock issued for services	$—	$80,000	$1,560,062
Stock issued for interest	$—	$—	$81,272

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation, Business and Organization

Uni-Pixel, Inc., a Delaware corporation, is the parent company of our wholly-owned operating subsidiary, Uni-Pixel Displays, Inc.  As used herein, “Uni-Pixel,” “we,” “us,” and “our” refer to Uni-Pixel, Inc. and our wholly-owned consolidated subsidiary, Uni-Pixel Displays, Inc.   Our common stock, par value $0.001 per share, is quoted on the Over the Counter – Pink Sheets (“OTC.PK”) under the ticker symbol “UNXL.”

Uni-Pixel, Inc. is a development stage company that has developed, patented and demonstrated a new color display technology which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. As of March 31, 2005, we had accumulated a total deficit of $9,763,203 from operations in pursuit of this objective.

We anticipate that our TMOS displays will be thin, lightweight, and power-efficient devices, which are highly suitable for use in full-color display applications.  We believe TMOS displays will be able to capture a share of the growing $60+ billion flat panel display market due to the significant advantages it should provide over competing displays with respect to manufacturing and materials cost, brightness, power efficiency, viewing angle, video response time and image quality.  We believe that our technology leadership and intellectual property position will enable us to generate revenues initially from TMOS displays for existing vertical market segments such as the military, avionics, and automotive segments, and then subsequently from consumer electronics markets (i.e., TVs, monitors, personal computers, cameras, games, etc.).

Our strategy is to develop further our proprietary TMOS technology to the point of initially manufacturing small volumes of high performance displays for military applications.  We intend to utilize contract manufacturing for product fabrication to augment our internal capabilities in the short term.  We also plan to enter into joint ventures in certain vertical market segments to exploit the existing manufacturing and distribution channels of our targeted partners.  We further plan to license our technology to display manufacturers for use in applications such as mobile phones, digital cameras, laptop computers, and other consumer electronic devices. Through our internal research and development efforts we have established a portfolio of TMOS-related patents and patent applications and other intellectual property rights that support these joint venture and licensing strategies.  We currently have seven issued patents and fifteen pending patent applications worldwide and contemplate obtaining exclusive field-of-use licenses, with the right to sublicense, to complementary technologies from targeted strategic partners and U.S. national laboratories.

Through March 31, 2005, we have been primarily engaged in developing our initial product technology, recruiting personnel, commencing our U.S. operations and raising capital. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2005. We will finance our operations primarily through our existing cash and future financing.

Our ability to operate profitably under our current business plan is largely contingent upon our success in developing and manufacturing for sale our products and upon our successful development of markets for our products and profitable manufacturing processes.  We may be required to obtain additional capital in the future to expand our operations. No assurance can be given that we will be able to develop our products, successfully develop the markets for our products or profitable manufacturing methods, or any such additional capital as we might need, either through equity or debt financing, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, our operations could be negatively impacted.

If we achieve growth in our operations in the next few years, such growth could place a strain on our management, administrative, operational and financial infrastructure. Our ability to manage our current operations and future growth requires the continued improvement of operational, financial and management controls, reporting systems and procedures. In addition, we may find it necessary to hire additional management, financial and sales and marketing personnel to manage our expanding operations. If we are unable to manage this growth effectively and successfully, our business, operating results and financial condition may be materially adversely affected.

As of March 31, 2005, we had cash and cash equivalents of $6.9 million.  We believe that our existing capital resources are adequate to finance our operations until December 31, 2006, however our long-term viability is dependent upon successful operation of our business, our ability to develop our manufacturing process, the development of our products and our ability to raise additional debt and equity to meet our business objectives.

Acquisition and merger and basis of presentation

Uni-Pixel, Inc. was originally incorporated in the State of Nevada as Super Shops, Inc. On November 15, 1999, Super Shops and its sister companies filed an amended petition under Chapter 11 of the United States Bankruptcy Code. On July 31, 2000, the court approved Super Shops’ Amended Joint Plan of Reorganization. On October 13, 2000, and in accordance with the Plan of Reorganization, the management of Super Shops changed its state of incorporation from Nevada to Delaware by merging with and into NEV Acquisition Corp., a Delaware corporation formed solely for the purpose of effecting the reincorporation. On June 13, 2001, NEV Acquisition Corp. changed its corporate name to Real-Estateforlease.com, Inc., as a result of the merger transaction discussed in the following paragraph.

Real-Estateforlease.com, Inc. was incorporated on May 24, 2001, in the State of Delaware to serve as a business-to-business internet information intermediary providing turnkey marketing services to facilitate the leasing of commercial real estate properties. On June 13, 2001, the management of NEV Acquisition Corp. entered into an Agreement and Plan of Merger with Real-Estateforlease.com, Inc. pursuant to which the sole stockholder and founder of Real-Estateforlease.com, Inc. exchanged his equity ownership interest in Real-Estateforlease.com, Inc. for 9,500,000 shares (or approximately 96%) of NEV Acquisition Corp.’s common stock. At the time of the merger between Real-Estateforlease.com, Inc. and NEV Acquisition Corp., Real-Estateforlease.com, Inc. had no operations and essentially no assets. Efforts by Real-Estateforlease.com, Inc. to implement its business plan ceased in June 2002. Prior to Real-Estateforlease.com, Inc.’s merger with Uni-Pixel Displays, Inc., as described in the next paragraph, Real-Estateforlease.com, Inc. had no operations and no material assets or liabilities.

Our wholly-owned subsidiary, Uni-Pixel Displays, Inc., was originally incorporated as Tralas Technologies, Inc., a Texas corporation, on February 17, 1998. Tralas Technologies, Inc. changed its name to Uni-Pixel Displays, Inc. during 2001. On December 7, 2004, Real-Estateforlease.com, Inc. entered into a merger agreement with Uni-Pixel Displays, Inc. and certain other parties pursuant to which Uni-Pixel Displays, Inc. became a wholly-owned subsidiary of Real-Estateforlease.com, Inc. Pursuant to the merger, we changed our name to “Uni-Pixel, Inc.” at the annual meeting of our stockholders held in January 2005.

The financial statements presented in this quarterly report include Uni-Pixel, Inc. and our wholly-owned subsidiary, Uni-Pixel Displays, Inc. All significant intercompany transactions and balances have been eliminated. Uni-Pixel Displays, Inc. was, for accounting purposes, the surviving entity of the merger, and accordingly for the periods prior to the merger, the financial statements reflect the financial position, results of operations and cash flows of Uni-Pixel Displays, Inc.  The assets, liabilities, operations and cash flows of Real-Estateforlease.com, Inc. and Gemini V, Inc. are included in the consolidated financial statements from December 10, 2004 onward.

Note 2 -                  Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Form 10-SB, as amended, including the year ended December 31, 2004, filed with the Securities and Exchange Commission on April 27, 2005.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, deferred taxes, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ materially from those estimates.

Statement of cash flows

For purposes of the statements of cash flows, we consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks. The amounts held in these banks exceed the insured limit of $100,000 from time to time and exceeded that balance at March 31, 2005 and December 31, 2004. The terms of these deposits are on demand to minimize risk.  We have not incurred losses related to these deposits.

Property and equipment

Property and equipment, consisting primarily of lab equipment, computer equipment, software, leasehold improvements, and office furniture and fixtures is carried at cost less accumulated depreciation and amortization. Depreciation and amortization for financial reporting purposes is provided by the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter. The cost of repairs and maintenance is charged as an expense as incurred.

Intangible assets

Our intangible assets represent patent applications which are recorded at cost.  We have filed applications for patents in connection with technologies being developed. The patent applications and any patents issued as a result of these applications are important to the protection of our technologies that may result from our research and development efforts. Costs associated with patent applications and maintaining patents are capitalized and will be amortized over the life of the patents.  We review the value recorded for intangibles to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results to the extent the carrying value exceeds fair value determined based on the net present value of estimated future cash flows.

Revenue recognition

We recognize revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). In general, SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured.

Revenue from licenses and other up front fees are recognized on a ratable basis over the term of the respective agreement.

Research and development expenses

Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third-party contractors for research, development and manufacturing of materials and devices, and a portion of facilities cost. Prototype development costs are a significant component of research and development expenses and include costs associated with third-party contractors. Invoicing from third-party contractors for services performed can lag several months.  We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of management fees, site management and monitoring costs and data management costs. Actual costs may differ from estimated costs in some cases and are adjusted for in the period in which they become known.

Stock-based compensation

We may, from time to time, issue common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to persons other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123, which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date”, which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Had compensation costs for our stock option plan been determined based on the fair value at the grant date for the three months ended March 31, 2005, consistent with the provisions of SFAS No. 123 and SFAS 148, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004

Net loss attributable to common shareholders- as reported	$(1,173,061)	$(949,558)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects of $0	N/A	N/A
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted to employees, net of related tax effects of $0	(30,159)	(—)
Net loss - pro forma	$(1,203,220)	$(949,558)

Net loss per share – as reported
Basic and diluted	$(0.09)	$(0.18)
Net loss per share– pro forma
Basic and diluted	$(0.09)	$(0.18)

As required under SFAS 123 and SFAS 148, the pro forma effects of stock-based compensation on net loss per share have been estimated at the date of grant using the Black Scholes option-pricing model based on the following weighted average assumptions:

	Three Months ended March 31, 2005	Three Months ended March 31, 2004
Expected life (years)	5 years	N/A
Interest rate	4%	N/A
Dividend yield	—	N/A
Volatility	40.05%	N/A

Income taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards (“NOLs”). If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

No benefit has been recognized on the net loss as the realization of the net operating loss carryforward cannot be assured.

Loss per share data

Basic loss per share is calculated based on the weighted average common shares outstanding during the period, after giving effect to the manner in which the merger was accounted for as described in Note 1. Diluted earnings per share also gives effect to the dilutive effect of stock options, warrants (calculated based on the treasury stock method) and convertible notes and convertible preferred stock. The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.

At March 31, 2005, options and warrants to purchase 2,098,500 shares of common stock at exercise prices ranging from $1.75 to $4.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

Fair Value of Financial Instruments

Our financial instruments consist of accounts receivable and accounts payable. The fair values of our accounts receivable and accounts payable, in our opinion, reflect their respective carrying amounts.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment,” which eliminates the use of APB Opinion No. 25 and will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised 2004) is effective for the first interim or annual reporting period that begins after June 15, 2005 (the quarter beginning July 1, 2005 for us) and must be applied to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for which the associated service has not been rendered as of its effective date.  We are still studying the requirements of SFAS No. 123 (Revised 2004) and have not yet determined what impact it will have on our results of operations and financial position.  On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006.

Note 3 -                  Commitments and Contingencies

None.

Note 4 -                  Equity, Stock Plan and Warrants

Equity instruments issued to non-employees

From time to time, in order to preserve cash and to fund our operating activities, common stock or other equity instruments may be issued for cash or in exchange for goods or services. Equity instruments issued for goods or services are recorded at the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Common Stock

During the three months ended March 31, 2005, we issued no shares of common stock for cash in connection with the exercise of stock options and issued no shares of common stock in exchange for cashless exercise of warrants.

2005 Stock Incentive Plan

Effective January 27, 2005, we adopted the Uni-Pixel, Inc. 2005 Stock Incentive Plan. The Stock Incentive Plan is discretionary and allows for an aggregate of up to 2,000,000 shares of our common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The Stock Incentive Plan is administered by our Board of Directors, which has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.

In the first quarter of 2005, we issued under the Stock Incentive Plan a total of 1,050,000 options to purchase our common stock with an exercise price of $4.00 per share to two employees.  The options vest over periods of a maximum of 36 to 46 months, respectively,  from the date of grant.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the consolidated financial statements including the notes thereto.

Forward-Looking Information

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to us that is based on our exercise of business judgment and assumptions made by and information currently available to us.  When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements.  These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements.  Actual events, transactions and results may differ materially from the anticipated events, transactions or results described in such statements. The discovery and development of applications of our business are subject to substantial risks and uncertainties. There can be no assurance that our business plan can be conducted within the timeframe that we expect.  These and other factors, some of which are described below, could cause future results to differ materially from the expectations expressed in this report.    Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements.  Several of these factors include, without limitation:

•                  our ability to develop our flat panel display technology into marketable products;

•                  our ability to finance our business;

•                  our ability to improve our current pricing model;

•                  our ability to service the demand for our product;

•                  a stable interest rate market in the world, and specifically the countries in which we are doing business or plan to do business;

•                  a stable currency rate environment in the world, and specifically the countries in which we are doing business or plan to do business;

•                  continued availability of supplies at satisfactory prices;

•                  no new entrance of competitive products in our markets;

•                  no adverse publicity related to our products or the Company itself;

•                  no adverse claims relating to our intellectual property;

•                  the adoption of new, or changes in, accounting principles; and/or legal proceedings;

•                  our ability to maintain compliance for continued listing of our common stock;

•                  the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;

•                  our ability to efficiently integrate future acquisitions, if any;

•                  other new lines of business that we may enter in the future; and

•                  other risks referenced from time to time elsewhere in this report and in our filings with the Securities and Exchange Commission.

These factors are not necessarily all of the important factors that could cause actual results of operations to differ materially from those expressed in these forward-looking statements. Other unknown or unpredictable factors also could have material adverse effects on our future results.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events. We cannot assure you that projected results will be achieved.

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 of Notes to the Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control.  As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The following discusses our significant accounting policies and estimates.

Revenue Recognition:  We recognize revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). In general, SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured.

Advance payments are deferred until shipment. The amount of the revenue deferred represents the fair value of the remaining undelivered products measured in accordance with Emerging Issues Task Force Issue (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services.

Revenue from licenses and other upfront fees are recognized on a ratable basis over the term of the respective agreement.

Cost of Sales and Selling, General and Administrative Expenses and Research and Development Expenses:  The primary purpose of our Austin, Texas facility is to conduct research on the development, testing and delivery of our prototype devices, and the commercialization of our products so the costs incurred in operating our Austin, Texas facility have been classified as research and development expenses.

If, in the future, the purposes for which we operate our Austin, Texas, facility, or any new facilities we open, changes, the allocation of the costs incurred in operating that facility between cost of sales and research and development expenses could change to reflect such operational changes.

Research and Development Expenses:  Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third-party contractors for research, development and manufacturing of materials and devices, and a portion of facilities cost. Prototype development costs are a significant component of research and development expenses and include costs associated with third-party contractors. Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of management fees, site management and monitoring costs and data management costs. Actual costs may differ in some cases from estimated costs and are adjusted for in the period in which they become known.

Intangible Assets:  Our intangible assets represent patent applications which are recorded at cost. We have filed applications for patents in connection with technologies being developed. The patent applications and any patents issued as a result of these applications are important to the protection of our technologies that may result from our research and development efforts. Costs associated with patent applications and maintaining patents are capitalized and will be amortized over the life of the patents. We review the value recorded for intangibles to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results to the extent the carrying value exceeds fair value determined based on the net present value of estimated future cash flows. The projection of future cash flows requires us to make estimates about when product approvals may be obtained, and the amount of future revenues. The actual future results could differ significantly from these estimates, and resulting changes in the estimates of future cash flows could be significant and could affect the recoverability of intangible assets.

Stock-Based Compensation:  We account for our stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123—”Accounting for Stock Based Compensation.” Under SFAS No. 123, we are permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB No. 25”), and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. We have elected to continue following the provisions of APB No. 25. Stock options issued to persons other than employees or directors are recorded on the basis of their fair value as required by SFAS No. 123.

Beginning in the quarter beginning January 1, 2006, we will be required to adopt SFAS No. 123 (Revised 2004), “Share Based Payment,” which eliminates the use of APB Opinion No. 25 and we will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—the requisite service period. No compensation cost will be recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised 2004) must be applied to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for which the associated service has not been rendered as of its effective date. We are still studying the requirements of SFAS No. 123 (Revised 2004) and have not yet determined what impact it will have on our results of operations and financial position.  On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006.

RESULTS OF OPERATIONS

Comparison of the three months ending March 31, 2005 and 2004

REVENUES.  Revenues increased to $18,219 for the three months ended March 31, 2005, as compared to $0 for the three months ended March 31, 2004, due to the revenues recognized from the work specific to an SBIR contract with the U.S. Air Force.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the three months ended March 31, 2005 increased to $9,109 as compared to $0 for the three months ended March 31, 2004 due to the increase in contract engineering revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 54% or $179,109, to $512,381 for the three months ended March 31, 2005 from $333,272 for the three months ended March 31, 2004.  The major components of the approximately $179,000 increase in selling, general and administrative expense are as follows:

a)  Salaries and benefits increased by approximately $87,000 to $260,000 for the three months ended March 31, 2005 compared to $173,000 for the three months ended March 31, 2004 due to an increase in the number of employees;

b) Legal expense decreased by approximately $1,000 to $136,000 for the three months ended March 31, 2005 compared to $137,000 for the three months ended March 31, 2004;

c) Accounting expense increased by approximately $18,000 to $22,000 for the three months ended March 31, 2005 compared to $4,000 for the three months ended March 31, 2004 due to an increase in accounting expenses related to audits and reporting required for the preparation of the Form 10-SB, as amended, filed with the Securities and Exchange Commission on April 27, 2005;

d) Office expense increased by approximately $14,000 to $20,000 for the three months ended March 31, 2005 compared to $6,000 for the three months ended March 31, 2004;

e) Travel expense increased by approximately $17,000 to $20,000 for the three months ended March 31, 2005 compared to $3,000 for the three months ended March 31, 2004; and

f) Depreciation and amortization expense increased by approximately $16,000 to $18,000 for the three months ended March 31, 2005 compared to $2,000 for the three months ended March 31, 2004 as a result of an increase in property and equipment during the three months ended March 31, 2005.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $80,332 during the three months ended March 31, 2005 to $507,543 from $427,211 for the three months ended March 31, 2004. The major components of the approximately $80,000 increase in research and development expense are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $5,000 to $344,000 for the three months ended March 31, 2005 compared to $349,000 for the three months ended March 31, 2004;

b) Consulting expense attributable to research and development increased by approximately $32,000 to $90,000 for the three months ended March 31, 2005 compared to $58,000 for the three months ended March 31, 2004 primarily due to increased services related to prototype development;

c) Lab expense increased by approximately $3,000 to $5,000 for the three months ended March 31, 2005 compared to $2,000 for the three months ended March 31, 2004; and

d) Travel expense attributable to research and development increased by approximately $29,000 to $39,000 for the three months ended March 31, 2005 compared to $10,000 for the three months ended March 31, 2004.

OTHER INCOME (EXPENSE).  Debt issuance expense decreased to $0 for the three months ended March 31, 2005 as compared to $125,000 during the three months ended March 31, 2004, due to the finalization of debt utilization for funding in 2004.

INTEREST INCOME (EXPENSE).  Interest income increased to $23,606 for the three months ended March 31, 2005 as compared to an expense of $64,075 for the three months ended March 31, 2004 primarily due to the investment of proceeds from the sale of shares of our Series A Preferred Stock during the first quarter of 2005 compared to the impact of debt expenses during the first quarter of 2004, which was generated by loans that were repaid in 2004 with the proceeds from the sale of our Series A Preferred Stock.

NET LOSS.   Net loss increased to $987,208 for the three months ended March 31, 2005, as compared to $949,558 for the three months ended March 31, 2004. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the three months ended March 31, 2005 was $1,173,061 as compared to a net loss attributable to common stockholders of $949,558 for the three months ended March 31, 2004. The net loss attributable to common stockholders for the three months ended March 31, 2005 includes $185,853 of accrued but unpaid preferred stock dividends.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the three months ended March 31, 2005 increased to $746,335 as compared to $418,728 used for the three months ended March 31, 2004. The increase is primarily a result of increases in the first quarter of 2005 in research and development spending and general and administrative expenses resulting from additional employee salary and related employee costs.

Investing Activities

Cash used for investing activities during the three months ended March 31, 2005 amounted to $373,841, as compared to $0 used for investing activities for the three months ended March 31, 2004 due to our increased spending on computers, furniture, laboratory, metrology and testing equipment in the three months ended March 31, 2005.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements of common stock, convertible investor notes, and a preferred stock offering. During the three months ended March 31, 2005, we realized $2,799,300 net from cash sales of shares of our Series A Preferred Stock. During the three months ended March 31, 2005, we paid out $48,163 to retire notes payable. The total net cash provided by financing activities was $2,751,137 for the three months ended March 31, 2005. These figures compare to the $435,000 received from cash sales of convertible investor notes provided by financing activities for the three months ended March 31, 2004.

Working Capital

As of March 31, 2005, we had a cash balance of $6.9 million.  We project that current cash reserves will sustain our operations at least through December 31, 2006, and we are not aware of any trends or potential events that are likely to impact our short term liquidity through this term.

We are a development stage company and have not experienced significant operations since our formation. We have reached a positive working capital position as of the first quarter of 2005 as a result of our financing activities. We have incurred significant operating losses during the years ended December 31, 2002, 2003, and 2004 and during the three-month period ended March 31, 2005. We intend to utilize a proprietary methodology for development of our displays. Our principal activities, from the beginning of the development stage, have been organizational matters, issuance of stock, product research and development, fund raising, and market research.

We are subject to many risks associated with early-stage businesses in the electronics industry, including our loss history, the absence of revenues and revenue producing agreements and products, our ability to raise capital, our reliance on key persons, competition, uncertainties surrounding the ability to develop our products and ultimately market acceptance of our products.

To date, we have experienced losses from our operations. We anticipate that we will require additional capital resources, including the net proceeds from additional equity and debt financing transactions, to generate revenue and achieve positive cash flows from operations. Our ability to generate positive cash flows depends upon a variety of factors, including the acceptance in the market of our products and various other factors, some of which may be beyond our control. There can be no assurance that such financing transactions will be consummated or that such revenue will be generated.

To date, we have had only a few revenue-generating services or development contracts.  These include a prototype development agreement with a large personal computer company, and a Small Business Innovation Research (SBIR) Phase One agreement with the U.S. Air Force for $98,214 and a follow-on Phase Two agreement for $686,966.  We also entered into a prototype development agreement with Lockheed Martin, a large military contractor, in October 2004, for which we have fulfilled our obligations and received full payment from Lockheed Martin.  Our immediate customer prospects are limited to Lockheed Martin, with which we expect to form a strategic relationship, but with which we currently have no legally binding commitments or agreements.  There can be no assurance that our current discussions with Lockheed Martin will result in any binding commitments or agreements, or even if they do, that such binding commitments or agreements will be material to our business.  See “Risk Factors” included in our Form 10-SB, as amended,  filed with the Securities and Exchange Commission on April 27, 2005.

Management will work to establish specific applications for our display technology that will generate significant revenues, and cash flows to support operations. Our ability to continue as a going concern will be dependent upon achieving profitable operations, and obtaining additional funding from current shareholders and new investors.

ITEM 3.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Form 10-SB, as amended, including the year ended December 31, 2004, filed with the Securities and Exchange Commission on April 27, 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, deferred taxes, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ materially from those estimates.

Statement of cash flows

For purposes of the statements of cash flows, we consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks. The amounts held in these banks exceed the insured limit of $100,000 from time to time. The terms of these deposits are on demand to minimize risk.  We have not incurred losses related to these deposits.

We have evaluated, under the supervision and with the participation of management, including our President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  Based upon that evaluation, our President and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely providing each of them with material information relating to us (including our consolidated subsidiary) required to be included in our Exchange Act filings.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 10, 2005, we sold and issued an aggregate of 562,500 shares of our Series A Preferred Stock to accredited investors at the price of $3.50 per share for cash in the total amount of $1,968,750 in a private offering exempt from registration under the Securities Act pursuant to Regulation D under the Securities Act (which was the second issuance and sale of the offering in which we had issued and sold 2,565,000 shares of our Series A Preferred Stock on December 9, 2004). The Company’s exclusive placement agent in the offering was Fordham Financial Management, Inc. and the total commission paid to the placement agent was $275,625.

On January 10, 2005, we issued to Fordham Financial Management, Inc. a warrant to purchase 168,750 shares of our common stock, par value $0.001 per share, in connection with the closing on the sale of 562,500 shares of our Series A Preferred Stock. Each warrant expires five years after the closing of the offering and will have an exercise price of $1.75 per share. The issuance was made without registration under the Securities Act in reliance upon the exemption from registration afforded by Section 4(2) under the Securities Act.

On January 26, 2005, we sold and issued an aggregate of 367,500 shares of our Series A Preferred Stock to accredited investors at the price of $3.50 per share for cash in the total amount of $1,286,250 in a private offering exempt from registration under the Securities Act pursuant to Regulation D under the Securities Act (which was the final issuance and sale of the offering in which we had issued and sold 2,565,000 shares of our Series A Preferred Stock on December 9, 2004 and 562,500 shares of our Series A Preferred Stock on January 10, 2005). The Company’s exclusive placement agent in the offering was Fordham Financial Management, Inc. and the total commission paid to the placement agent was $180,075.

On January 26, 2005, we issued to Fordham Financial Management, Inc. a warrant to purchase 110,250 shares of our common stock in connection with the closing on the sale of 367,500 shares of our Series A Preferred Stock. Each warrant expires five years after the closing of the offering and will have an exercise price of $1.75 per share. The issuance was made without registration under the Securities Act in reliance upon the exemption from registration afforded by Section 4(2) under the Securities Act.

On March 5, 2005, we issued to Frank M. DeLape and Reed J. Killion non-qualified stock options for the purchase of 600,000 and 450,000 shares, respectively, of our common stock at an exercise price of $4.00 per share.  The options are exercisable for a term of ten years.  The issuance was exempt from registration under the Securities Act pursuant to Regulation D thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of our stockholders was held on January 27, 2005.  The matters submitted to our stockholders for a vote included:

•                  Election of directors to serve on our Board of Directors until our 2006 Annual Meeting of Stockholders, or until their successors are duly elected and qualified.

NAME	VOTED FOR	VOTED AGAINST	VOTES WITHHELD

Reed J. Killion	10,713,525	—	—
Frank M. DeLape	10,713,525	—	—

•                  Approval of our Amended and Restated Certificate of Incorporation, which included changing our name to “Uni-Pixel, Inc.”

VOTED FOR	VOTED AGAINST	VOTES WITHHELD	BROKER NON-VOTE
10,713,525	—	—	—

•                  Approval of the Uni-Pixel, Inc. 2005 Stock Incentive Plan (the “Plan”) pursuant to which the Company may reserve for issuance over the term of the Plan 2,000,000 shares of the Company’s Common Stock, for issuance as incentive options, non-qualified options and restricted stock to employees, consultants and non-employee directors.

VOTED FOR	VOTED AGAINST	VOTES WITHHELD	BROKER NON-VOTE
10,713,525	—	—	—

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Real-Estateforlease.com, Inc. (1)
3.2	Amended and Restated Bylaws of Uni-Pixel, Inc. (1)
10.1	Uni-Pixel, Inc. 2005 Stock Incentive Plan (2)
10.2	Uni-Pixel, Inc. 2005 Stock Incentive Plan — Notice of Stock Option Award (1)
10.3	Employment Agreement — Frank M. DeLape (2)
10.4	Employment Agreement — Reed J. Killion (2)
31.1	Certification of the President of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of the President of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(1)                                  Filed as an exhibit to Uni-Pixel.’s Form 10-SB filed with the SEC on February 18, 2005 and incorporated by reference herein

(2)                                  Filed as an exhibit to Uni-Pixel.’s Form 10-SB/A filed with the SEC on April 1, 2005 and incorporated by reference herein

**                                  Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

May 13, 2005	By:	/s/ James A. Tassone
Date		James A. Tassone, Chief Financial Officer