Form 10QSB
period 2005-06-30
Uni-Pixel
filed 2005-08-10
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

COMMISSION FILE NUMBER: 0-49737

UNI-PIXEL, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	75-2926437
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8708 Technology Forest Place, Suite 100 The Woodlands, Texas 77381
(Address of Principal Executive Offices)

(281) 825-4500
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

As of August 10, 2005, the issuer had 12,800,580 shares of issued and outstanding common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (Check One):   Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$5,527,825	$5,342,641
Prepaid expenses	39,303	18,163

Total current assets	5,567,128	5,360,804

Property and equipment, net	641,486	12,474
Intangible assets	—	13,520

Total assets	$6,208,614	$5,386,798

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$301,405	$33,213
Accrued expenses	1,772	27,185
Deferred revenue	200,000	200,000
Current portion of note payable	178,847	75,000

Total current liabilities	682,024	335,398

Note payable, less current portion	110,606	69,328

Total liabilities	792,630	404,726

Shareholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized	3,752	2,822
Common stock, $0.001 par value; 40,000,000 shares authorized	12,801	12,801
Additional paid-in capital	16,540,814	13,742,444
Accumulated deficit during development stage	(11,141,383)	(8,775,995)

Total shareholders’ equity	5,415,984	4,982,072

Total liabilities and shareholders’ equity	$6,208,614	$5,386,798

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Six Months Ended June 30,		Cumulative Period from February 17, 1998 (date of inception) to June 30,
	2005	2004	2005

Revenues
Development contract revenue	$19,689	$250,000	$958,201

Total revenues	19,689	250,000	958,201

Cost of revenues	9,844	125,000	456,648

Gross margin	9,845	125,000	501,553

Selling, general and administrative expenses	1,117,147	549,028	5,576,564
Research and development	1,321,683	543,794	5,613,727

Operating loss	(2,428,985)	(967,822)	(10,688,738)

Other income (expense)
Other income	—	—	886,886
Debt issuance expense	—	(125,000)	(500,000)
Interest income (expense), net	63,597	(120,739)	(839,531)

Net loss	$(2,365,388)	$(1,213,561)	$(11,141,383)

Preferred stock dividends	(381,951)	—	(417,666)
Net loss attributable to common shareholders	$(2,747,339)	$(1,213,561)	$(11,559,049)

Per share information
Net loss – basic and diluted	$(0.18)	$(0.24)	$(2.05)
Preferred stock dividends	(0.03)	—	(0.08)
Net loss attributable to common shareholders – basic and diluted	$(0.21)	$(0.24)	$(2.12)

Weighted average number of basic and diluted common shares outstanding	12,800,580	5,147,580	5,427,690

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,
	2005	2004

Revenues
Development contract revenue	$1,470	$250,000

Total revenues	1,470	250,000

Cost of revenues	735	125,000

Gross margin	735	125,000

Selling, general and administrative expenses	604,766	215,756
Research and development	814,140	116,583

Operating loss	(1,418,171)	(207,339)

Other income (expense)
Other income	—	—
Debt issuance expense	—	—
Interest income (expense), net	39,991	(56,664)

Net loss	$(1,378,180)	$(264,003)

Preferred stock dividends	(196,098)	—
Net loss attributable to common shareholders	$(1,574,278)	$(264,003)

Per share information
Net loss – basic and diluted	$(0.11)	$(0.05)
Preferred stock dividends	(0.01)	—
Net loss attributable to common shareholders – basic and diluted	$(0.12)	$(0.05)

Weighted average number of basic and diluted common shares outstanding	12,800,580	5,155,080

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity

(unaudited)

	Series A				Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Preferred Stock
	Number		Common Stock
	of		Number of
	Shares	Amount	Shares	Amount
Founder shares issued at inception at 2/17/98	—	$—	4,500,000	$4,500	$(500)	$—	$—	$4,000
Stock issued during 1999 (prices ranging from $0.50 - $0.62 per share)	—	—	180,000	180	183,820	—	—	184,000
Stock issued during 2000 (prices ranging from $11.34 - $17.00 per share)	—	—	63,750	64	956,186	—	—	956,250
Stock issued during 2001 (prices ranging from $10.00 - $17.00 per share)	—	—	28,176	28	404,227	—	—	404,255
Stock issued during 2002 (prices ranging from $2.00 - $10.00 per share)	—	—	157,327	157	353,783	—	—	359,940
Deferral of stock-based compensation	—	—	—	—	1,100,000	(1,100,000)	—	—
Amortization of stock-based compensation	—	—	—	—	—	206,250	—	206,250
Net loss	—	—	—	—	—	—	(3,968,540)	(3,968,540)
Balance, 12/31/02	—	$—	4,929,253	$4,929	$2,997,516	$(893,750)	$(3,968,540)	$(1,859,845)
Stock issued during 2003 (prices ranging from $1.00 - $2.00 per share)	—	—	210,827	211	263,943	—	—	264,154
Amortization of stock-based compensation	—	—	—	—	—	275,000	—	275,000
Warrants issued	—	—	—	—	500,000	—	—	500,000
Net loss	—	—	—	—	—	—	(2,492,123)	(2,492,123)
Balance, 12/31/03	—	$—	5,140,080	$5,140	$3,761,459	$(618,750)	$(6,460,663)	$(3,312,814)
Issuance of common stock for services	—	—	738,309	738	316,975	—	—	317,713
Conversion of note payable for common stock	—	—	51,008	51	95,052	—	—	95,103
Exercise of stock options	—	—	1,490,000	1,490	28,310	—	—	29,800
Exercise of warrants	—	—	512,500	513	34,488	—	—	35,000
Amortization of stock-based compensation	—	—	—	—	—	618,750	—	618,750
Conversion of bridge loans	256,643	257	850,625	851	1,834,242	—	—	1,835,350
Issuance of preferred stock	2,565,000	2,565	—	—	7,646,765	—	—	7,649,330
Issuance of common stock for net assets of REFL	—	—	1,100,808	1,101	(1,101)	—	—	—
Issuance of common stock for net assets of Gemini	—	—	2,917,250	2,917	26,255	—	—	29,172
Net loss	—	—	—	—	—	—	(2,315,332)	(2,315,332)
Balance, 12/31/04	2,821,643	$2,822	12,800,580	$12,801	$13,742,444	$—	$(8,775,995)	$4,982,072
Issuance of preferred stock – Q1	930,000	930	—	—	2,798,370	—	—	2,799,300
Net loss	—	—	—	—	—	—	(2,365,388)	(2,365,388)
Balance, 6/30/05	3,751,643	$3,752	12,800,580	$12,801	$16,540,814	$—	$(11,141,383)	$5,415,984

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,		Cumulative Period from February 18, 1998 (date of inception) to June 30,
	2005	2004	2005
Cash flows from operating activities
Net loss	$(2,365,388)	$(1,213,561)	$(11,141,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest forgiven	—	—	(91,421)
Employee compensation notes payable forgiven	—	—	(795,465)
Depreciation and amortization	66,802	4,769	148,124
Stock issued for services	—	80,000	460,062
Non-cash compensation expense	—	137,500	1,100,000
Amortization of debt issuance costs	—	125,000	500,000
Change in operating assets and liabilities:
(Increase) decrease in related party receivables	—	(592)	—
(Increase) in prepaid expenses and other current assets	(21,140)	—	(39,303)
Increase in accounts payable	268,192	199,875	301,405
Increase (decrease) in accrued interest payable	(7,635)	43,647	180,943
Increase (decrease) in accrued expenses and other liabilities	(17,778)	212,567	797,237
Increase in deferred revenue	—	(250,000)	200,000
Net cash used in operating activities	(2,076,947)	(660,795)	(8,379,801)

Cash flows from investing activities
Purchase of property and equipment	(682,294)	—	(749,654)
Proceeds from the sale of property and equipment	—	—	27,792
Purchases of patents, trademarks and organization costs	—	—	(67,748)
Net cash used in investing activities	(682,294)	—	(789,610)

Cash flows from financing activities
Proceeds from notes payable to related party	—	25,000	115,103
Payments on notes payable to related party	(66,048)	—	(86,048)
Proceeds from convertible notes payable	—	625,202	3,390,000
Payments on convertible notes payable	—	—	(1,470,672)
Net proceeds from notes payable	211,173	—	211,173
Proceeds from the issuance of preferred stock, net	2,799,300	—	10,448,630
Proceeds from the issuance of common stock, net	—	—	2,089,050
Net cash provided by financing activities	2,944,425	650,202	14,697,236

Net increase in cash and cash equivalents	185,184	(10,593)	5,527,825
Cash and cash equivalents, beginning of period	5,342,641	19,760	—
Cash and cash equivalents, end of period	$5,527,825	$9,167	$5,527,825

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,458	$77,092	$734,643
Interest capitalized into notes payable	$—	$—	$8,250
Debt issuance cost for warrant issued	$—	$—	$500,000
Preferred stock dividend	$381,951	$—	$417,666
Conversion of notes payable for preferred stock	$—	$—	$898,250
Conversion of notes payable for common stock	$—	$—	$980,103
Stock issued for services	$—	$80,000	$1,560,062
Stock issued for interest	$—	$—	$81,272

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

Uni-Pixel is a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. As of June 30, 2005, we had accumulated a total deficit of $11.1 million from operations in pursuit of this objective.

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

Through June 30, 2005, we have been primarily engaged in developing our initial product technology, recruiting personnel, commencing our U.S. operations and raising capital. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2005. We will finance our operations primarily through our existing cash and possible future financing transactions.

Our ability to operate profitably under our current business plan is largely contingent upon our success in developing beyond proof of concept to final prototypes and manufacturing for sale our products and upon our successful development of markets for our products and profitable manufacturing processes.  We may be required to obtain additional capital in the future to expand our operations. No assurance can be given that we will be able to develop our products, successfully develop the markets for our products or profitable manufacturing methods, or any such additional capital as we might need, either through equity or debt financing, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, our operations could be negatively impacted.

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

As of June 30, 2005, we had cash and cash equivalents of $5.5 million.  We believe that our existing capital resources are adequate to finance our operations until December 31, 2006, however our long-term viability is dependent upon successful operation of our business, our ability to develop our manufacturing process, the development of our products and our ability to raise additional debt and equity to meet our business objectives.

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

Note 2 -                  Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Form 10-SB, as amended, including the year ended December 31, 2004, filed with the Securities and Exchange Commission on July 22, 2005.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks. The amounts held in these banks exceed the insured limit of $100,000 from time to time and exceeded that balance at June 30, 2005 and December 31, 2004. The terms of these deposits are on demand to minimize risk.  We have not incurred losses related to these deposits.

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

Stock-based compensation

We may, from time to time, issue common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to persons other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123, which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Had compensation costs for our stock option plan been determined based on the fair value at the grant date for the three months and six months ended June 30, 2005, consistent with the provisions of SFAS No. 123 and SFAS 148, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss attributable to common shareholders – as reported	$(1,574,278)	$(264,003)	$(2,747,339)	$(1,213,561)
Add: Stock-based employee compensation expense (gain) included in reported net loss, net of related tax effects of $0	N/A	N/A	N/A	N/A
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted to employees, net of related tax effect of $0	(147,641)	—	(177,800)	—
Net loss – pro forma	$(1,721,919)	$(264,003)	$(2,925,139)	$(1,213,561)

Net loss per share – as reported
Basic and diluted	$(0.12)	$(0.05)	$(0.21)	$(0.24)
Net loss per share – pro forma
Basic and diluted	$(0.13)	$(0.05)	$(0.23)	$(0.24)

As required under SFAS 123 and SFAS 148, the pro forma effects of stock-based compensation on net loss per share have been estimated at the date of grant using the Black Scholes option-pricing model based on the following weighted average assumptions:

	Three Months ended June 30, 2005	Three Months ended June 30, 2004	Six Months ended June 30, 2005	Six Months ended June 30, 2004
Expected life (years)	5 years	N/A	5 years	N/A
Interest rate	4%	N/A	4%	N/A
Dividend yield	—	N/A	—	N/A
Volatility	40.05%	N/A	40.05%	N/A

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

At June 30, 2005, options and warrants to purchase 2,723,500 shares of common stock at exercise prices ranging from $1.75 to $4.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

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

Note 3 -                  Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facility in The Woodlands, Texas under third party non-cancelable operating leases through 2010. Future minimum lease commitments are as follows:

Year Ending December 31
2005	$95,000
2006	190,000
2007	190,000
2008	190,000
2009	190,000
Thereafter	159,000
Total	$1,014,000

This lease provides the Company with one 5-year renewal options.

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

Common Stock

During the six months ended June 30, 2005, we issued no shares of common stock for cash in connection with the exercise of stock options and issued no shares of common stock in exchange for cashless exercise of warrants.

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

In the first quarter of 2005, we issued under the Stock Incentive Plan a total of 1,050,000 options to purchase our common stock with an exercise price of $4.00 per share to two employees.  The options vest over periods of a maximum of 36 to 46 months from the date of grant.

In the second quarter of 2005, we issued under the Stock Incentive Plan a total of 625,000 options to purchase our common stock with an exercise price of $4.00 per share to four employees.  The options vest over periods of a maximum of 36 months from the date of grant.

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

•                  the adoption of new, or changes in, accounting principles, and/or legal proceedings;

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

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 of Notes to the Unaudited Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control.  As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The following discusses our significant accounting policies and estimates.

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

Revenue from licenses and other up-front fees are recognized on a ratable basis over the term of the respective agreement.

Cost of Sales and Selling, General and Administrative Expenses and Research and Development Expenses:  In an effort to consolidate our executive management team, we moved our headquarters from Austin, Texas to The Woodlands, Texas during the third quarter of 2005.  The primary purpose of our facility in The Woodlands, Texas is to conduct research on the development, testing and delivery of our prototype devices, and the commercialization of our products so the costs incurred in operating our facility in The Woodlands, Texas have been classified as research and development expenses.

If, in the future, the purposes for which we operate our facility in The Woodlands, Texas, or any new facilities we open, changes, the allocation of the costs incurred in operating that facility between cost of sales and research and development expenses could change to reflect such operational changes.

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

RESULTS OF OPERATIONS

Comparison of the six months ending June 30, 2005 and 2004

REVENUES.  Revenues decreased to $19,689 for the six months ended June 30, 2005, as compared to $250,000 for the six months ended June 30, 2004, due to the revenues recognized from the work specific to a development contract during each of those respective periods.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the six months ended June 30, 2005 decreased to $9,844 as compared to $125,000 for the six months ended June 30, 2004, due to the decrease in revenues recognized from the work specific to a development contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 103% or $568,119, to $1,117,147 for the six months ended June 30, 2005 from $549,028 for the six months ended June 30, 2004.  The major components of the approximately $568,000 increase in selling, general and administrative expense are as follows:

a)  Salaries and benefits increased by approximately $203,000 to $457,000 for the six months ended June 30, 2005 compared to $254,000 for the six months ended June 30, 2004 due to an increase in the number of employees and the level of compensation for employees, including executive pay increases;

b) Contract labor increased by approximately $89,000 to $140,000 for the six months ended June 30, 2005 compared to $51,000 for the six months ended June 30, 2004;

c) Legal expense increased by approximately $43,000 to $240,000 for the six months ended June 30, 2005 compared to $197,000 for the six months ended June 30, 2004 due to an increase in legal expenses related to the preparation of the Form 10-SB, as amended, filed with the Securities and Exchange Commission on July 22, 2005 and associated securities work;

d) Accounting expense increased by approximately $21,000 to $26,000 for the six months ended June 30, 2005 compared to $5,000 for the six months ended June 30, 2004 due to an increase in accounting expenses related to audits and reporting required for the preparation of the Form 10-SB, as amended, filed with the Securities and Exchange Commission on July 22, 2005;

e) Office expense increased by approximately $36,000 to $45,000 for the six months ended June 30, 2005 compared to $9,000 for the six months ended June 30, 2004;

f) Travel expense increased by approximately $31,000 to $36,000 for the six months ended June 30, 2005 compared to $5,000 for the six months ended June 30, 2004; and

g) Depreciation and amortization expense increased by approximately $62,000 to $67,000 for the six months ended June 30, 2005 compared to $5,000 for the six months ended June 30, 2004 as a result of an increase in property and equipment during the six months ended June 30, 2005.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $777,889 during the six months ended June 30, 2005 to $1,321,683 from $543,794 for the six months ended June 30, 2004. The major components of the approximately $778,000 increase in research and development expense are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $173,000 to $611,000 for the six months ended June 30, 2005 compared to $438,000 for the six months ended June 30, 2004 due to an increase in the number of employees and the level of compensation for employees, including executive pay increases;

b) Consulting expense attributable to research and development increased by approximately $385,000 to $452,000 for the six months ended June 30, 2005 compared to $67,000 for the six months ended June 30, 2004 primarily due to increased services related to prototype development and an increase in legal expenses related to patent work;

c) Lab expense increased by approximately $102,000 to $105,000 for the six months ended June 30, 2005 compared to $3,000 for the six months ended June 30, 2004; and

d) Travel expense attributable to research and development increased by approximately $66,000 to $85,000 for the six months ended June 30, 2005 compared to $19,000 for the six months ended June 30, 2004.

OTHER INCOME (EXPENSE).  Debt issuance expense decreased to $0 for the six months ended June 30, 2005 as compared to $125,000 during the six months ended June 30, 2004, due to the finalization of debt utilization for funding in 2004.

INTEREST INCOME (EXPENSE).   Interest income increased to $63,597 for the six months ended June 30, 2005 as compared to an expense of $120,739 for the six months ended June 30, 2004 primarily due to the investment of proceeds from the sale of shares of our Series A Preferred Stock during the first six months of 2005.  During the first six months of 2004, we were incurring interest expense because of the impact of debt associated with loans that were repaid in December 2004 with the proceeds from the sale of our Series A Preferred Stock.

NET LOSS.   Net loss increased to $2,365,388 for the six months ended June 30, 2005, as compared to $1,213,561 for the six months ended June 30, 2004. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the six months ended June 30, 2005 was $2,747,339 as compared to a net loss attributable to common stockholders of $1,213,561 for the six months ended June 30, 2004. The net loss attributable to common stockholders for the six months ended June 30, 2005 includes $381,951 of accrued but unpaid preferred stock dividends.

Comparison of the three months ending June 30, 2005 and 2004

REVENUES.  Revenues decreased to $1,470 for the three months ended June 30, 2005, as compared to $250,000 for the three months ended June 30, 2004, due to the revenues recognized from the work specific to a development contract during each of those respective periods.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the three months ended June 30, 2005 decreased to $735 as compared to $125,000 for the three months ended June 30, 2004, due to the decrease in revenues recognized from the work specific to a development contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 180% or $389,010, to $604,766 for the three months ended June 30, 2005 from $215,756 for the three months ended June 30, 2004.  The major components of the approximately $389,000 increase in selling, general and administrative expense are as follows:

a)  Salaries and benefits increased by approximately $169,000 to $286,000 for the three months ended June 30, 2005 compared to $117,000 for the three months ended June 30, 2004 due to an increase in the number of employees and the level of compensation for employees, including executive pay increases;

b) Contract labor increased by approximately $36,000 to $52,000 for the three months ended June 30, 2005 compared to $16,000 for the three months ended June 30, 2004;

c) Legal expense increased by approximately $45,000 to $105,000 for the three months ended June 30, 2005 compared to $60,000 for the three months ended June 30, 2004 due to an increase in legal expenses related to the preparation of the Form 10-SB, as amended, filed with the Securities and Exchange Commission on July 22, 2005 and associated securities work;

d) Accounting expense increased by approximately $3,000 to $4,000 for the three months ended June 30, 2005 compared to $1,000 for the three months ended June 30, 2004 due to an increase in accounting expenses related to audits and reporting required for the preparation of the Form 10-SB, as amended, filed with the Securities and Exchange Commission on July 22, 2005;

e) Office expense increased by approximately $23,000 to $26,000 for the three months ended June 30, 2005 compared to $3,000 for the three months ended June 30, 2004;

f) Travel expense increased by approximately $15,000 to $17,000 for the three months ended June 30, 2005 compared to $2,000 for the three months ended June 30, 2004; and

g) Depreciation and amortization expense increased by approximately $47,000 to $49,000 for the three months ended June 30, 2005 compared to $2,000 for the three months ended June 30, 2004 as a result of an increase in property and equipment during the three months ended June 30, 2005.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $697,557 during the three months ended June 30, 2005 to $814,140 from $116,583 for the three months ended June 30, 2004. The major components of the approximately $698,000 increase in research and development expense are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $231,000 to $320,000 for the three months ended June 30, 2005 compared to $89,000 for the three months ended June 30, 2004 due to an increase in the number of employees and the level of compensation for employees, including executive pay increases;

b) Consulting expense attributable to research and development increased by approximately $300,000 to $309,000 for the three months ended June 30, 2005 compared to $9,000 for the three months ended June 30, 2004 primarily due to increased services related to prototype development and an increase in legal expenses related to patent work;

c) Lab expense increased by approximately $99,000 to $100,000 for the three months ended June 30, 2005 compared to $1,000 for the three months ended June 30, 2004; and

d) Travel expense attributable to research and development increased by approximately $36,000 to $45,000 for the three months ended June 30, 2005 compared to $9,000 for the three months ended June 30, 2004.

INTEREST INCOME (EXPENSE).   Interest income increased to $39,991 for the three months ended June 30, 2005 as compared to an expense of $56,664 for the three months ended June 30, 2004 primarily due to the investment of proceeds from the sale of shares of our Series A Preferred Stock during the second quarter of 2005.  During the second quarter of 2004, we were incurring interest expense because of the impact of debt associated with loans that were repaid in December 2004 with the proceeds from the sale of our Series A Preferred Stock.

NET LOSS.   Net loss increased to $1,378,180 for the three months ended June 30, 2005, as compared to $264,003 for the three months ended June 30, 2004. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the three months ended June 30, 2005 was $1,574,278 as compared to a net loss attributable to common stockholders of $264,003 for the three months ended June 30, 2004. The net loss attributable to common stockholders for the three months ended June 30, 2005 includes $196,098 of accrued but unpaid preferred stock dividends.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the six months ended June 30, 2005 increased to $2,076,947 as compared to $660,795 used for the six months ended June 30, 2004. The increase is primarily a result of increases in the first six months of 2005 in research and development spending and general and administrative expenses resulting from additional employee salary and related employee costs.

Investing Activities

Cash used for investing activities during the six months ended June 30, 2005 amounted to $682,294, as compared to $0 used for investing activities for the six months ended June 30, 2004 due to our increased spending on computers, furniture, laboratory, metrology and testing equipment in the six months ended June 30, 2005.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements of common stock, convertible investor notes, and a preferred stock offering which we closed in December 2004 and January 2005. During the six months ended June 30, 2005, we realized $2,799,300 net from cash sales of shares of our Series A Preferred Stock. During the six months ended June 30, 2005, we paid out $66,048 to retire notes payable to a related party.  Further, during the six months ended June 30, 2005, we received net proceeds of $211,173 on a note payable from Bank of America to purchase equipment. The total net cash provided by financing activities was $650,202 for the six months ended June 30, 2004. The $650,202 includes $625,202 received from cash sales of convertible investor notes provided by financing activities for the six months ended June 30, 2004 which were converted to our common stock during December 2004.

Working Capital

As of June 30, 2005, we had a cash balance of $5.5 million.  We project that current cash reserves will sustain our operations at least through December 31, 2006, and we are not aware of any trends or potential events that are likely to impact our short term liquidity through this term.  As discussed above, during the first six months of 2005, we had unusually high expenses associated with independent contractors, accountants and attorneys associated with the preparation and filing of our Form 10-SB, as amended, and associated securities work and increased research and development activities and increased legal fees related to the associated patent work.  As a result, we do not believe that those expenses are reflective of future expenses through the end of 2006.

We are a development stage company and have not experienced significant operations since our formation. We have reached a positive working capital position as of the first quarter of 2005 as a result of our financing activities. We have incurred significant operating losses during the years ended December 31, 2002, 2003, and 2004 and during the six-month period ended June 30, 2005. We intend to utilize a proprietary methodology for development of our displays. Our principal activities, from the beginning of the development stage, have been organizational matters, capital raising activities including issuance of stock, product research and development, fund raising, and market research.

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

To date, we have had only a few revenue-generating services or development contracts.  These include a prototype development agreement with a large personal computer company, and a Small Business Innovation Research (SBIR) Phase One agreement with the U.S. Air Force for $98,214 and a follow-on Phase Two agreement for $686,966.  We also entered into a prototype development agreement with Lockheed Martin, a large military contractor, in October 2004, for which we have received full payment from Lockheed Martin.  Our immediate customer prospects are limited to Lockheed Martin, with which we expect to form a strategic relationship, but with which we currently have no legally binding commitments or agreements.  There can be no assurance that our current discussions with Lockheed Martin will result in any binding commitments or agreements, or even if they do, that such binding commitments or agreements will be material to our business.  See “Risk Factors” included in our Form 10-SB, as amended, filed with the Securities and Exchange Commission on July 22, 2005.

Management will work to establish specific applications for our display technology that will generate significant revenues, and cash flows to support operations. Our ability to continue as a going concern will be dependent upon achieving profitable operations, and obtaining additional funding from current shareholders and new investors.

ITEM 3.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Form 10-SB, as amended, including the year ended December 31, 2004, filed with the Securities and Exchange Commission on July 22, 2005.

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

We have evaluated, under the supervision and with the participation of management, including our President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  Based upon that evaluation, our President and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In anticipation of the filing of this Form 10-QSB, our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, reviewed our internal controls and have determined, based on such review, that there were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 19, 2005, we issued under the Stock Incentive Plan a total of 625,000 options to purchase our common stock with an exercise price of $4.00 per share to four employees.  The options vest over periods of a maximum of 36 months from the date of grant.  The options are exercisable for a term of ten years.  The issuance was exempt from registration under the Securities Act pursuant to Regulation D thereunder.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Real-Estateforlease.com, Inc. (1)
3.2	Amended and Restated Bylaws of Uni-Pixel, Inc. (1)
31.1	Certification of the President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of the President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(1)                                  Filed as an exhibit to Uni-Pixel.’s Form 10-SB filed with the SEC on February 18, 2005 and incorporated by reference herein

**                                  Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

August 10, 2005	By:	/s/ James A. Tassone
Date		James A. Tassone, Chief Financial Officer