Form 10QSB
period 2005-09-30
Uni-Pixel
filed 2005-11-10
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

As of November 10, 2005, the issuer had 12,800,580 shares of issued and outstanding common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (Check One):   Yes ☐   No ☒

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets September 30, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Operations Nine months ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited) and cumulative period from inception to September 30, 2005 (unaudited)

Three months ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)

Consolidated Statements of Shareholders’ Equity From inception to September 30, 2005 (unaudited)

Consolidated Statements of Cash Flows Nine months ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited) and cumulative period from inception to September 30, 2005 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

Part II.	Other Information

Item 6.	Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$3,879,942	$5,342,641
Prepaid expenses	33,314	18,163

Total current assets	3,913,256	5,360,804

Property and equipment, net	891,006	12,474
Intangible assets	—	13,520

Total assets	$4,804,262	$5,386,798

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$216,737	$33,213
Accrued expenses	4,871	27,185
Deferred revenue	200,000	200,000
Current portion of note payable	161,656	75,000

Total current liabilities	583,264	335,398

Note payable, less current portion	84,311	69,328

Total liabilities	667,575	404,726

Shareholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized	3,752	2,822
Common stock, $0.001 par value; 40,000,000 shares authorized	12,801	12,801
Additional paid-in capital	16,540,814	13,742,444
Accumulated deficit during development stage	(12,420,680)	(8,775,995)

Total shareholders’ equity	4,136,687	4,982,072

Total liabilities and shareholders’ equity	$4,804,262	$5,386,798

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Nine Months Ended September 30,		Cumulative Period from February 17, 1998 (date of inception) to September 30,
	2005	2004	2005

Revenues
Development contract revenue	$19,689	$250,000	$958,201

Total revenues	19,689	250,000	958,201

Cost of revenues	9,844	125,000	456,648

Gross margin	9,845	125,000	501,553

Selling, general and administrative expenses	1,715,098	1,224,207	6,174,515
Research and development	2,028,155	784,248	6,320,199

Operating loss	(3,733,408)	(1,883,455)	(11,993,161)

Other income (expense)
Other income	—	886,886	886,886
Debt issuance expense	—	(125,000)	(500,000)
Interest income (expense), net	88,723	(230,663)	(814,405)

Net loss	$(3,644,685)	$(1,352,232)	$(12,420,680)

Preferred stock dividends	(580,531)	—	(616,246)
Net loss attributable to common shareholders	$(4,225,216)	$(1,352,232)	$(13,036,936)

Per share information
Net loss – basic and diluted	$(0.28)	$(0.26)	$(2.19)
Preferred stock dividends	(0.05)	—	(0.11)
Net loss attributable to common shareholders – basic and diluted	$(0.33)	$(0.26)	$(2.30)

Weighted average number of basic and diluted common shares outstanding	12,800,580	5,164,634	5,671,510

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2005	2004

Revenues
Development contract revenue	$—	$—

Total revenues	—	—

Cost of revenues	—	—

Gross margin	—	—

Selling, general and administrative expenses	597,951	675,179
Research and development	706,472	240,454

Operating loss	(1,304,423)	(915,633)

Other income (expense)
Other income	—	886,886
Debt issuance expense	—	—
Interest income (expense), net	25,126	(109,924)

Net loss	$(1,279,297)	$(138,671)

Preferred stock dividends	(198,580)	—
Net loss attributable to common shareholders	$(1,477,877)	$(138,671)

Per share information
Net loss – basic and diluted	$(0.10)	$(0.03)
Preferred stock dividends	(0.02)	—
Net loss attributable to common shareholders – basic and diluted	$(0.12)	$(0.03)

Weighted average number of basic and diluted common shares outstanding	12,800,580	5,183,289

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity

(unaudited)

	Series A				Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Preferred Stock
	Number		Common Stock
	of		Number of
	Shares	Amount	Shares	Amount
Founder shares issued at inception at 2/17/98	—	$—	4,500,000	$4,500	$(500)	$—	$—	$4,000
Stock issued during 1999 (prices ranging from $0.50 - $0.62 per share)	—	—	180,000	180	183,820	—	—	184,000
Stock issued during 2000 (prices ranging from $11.34 - $17.00 per share)	—	—	63,750	64	956,186	—	—	956,250
Stock issued during 2001 (prices ranging from $10.00 - $17.00 per share)	—	—	28,176	28	404,227	—	—	404,255
Stock issued during 2002 (prices ranging from $2.00 - $10.00 per share)	—	—	157,327	157	353,783	—	—	359,940
Deferral of stock-based compensation	—	—	—	—	1,100,000	(1,100,000)	—	—
Amortization of stock-based compensation	—	—	—	—	—	206,250	—	206,250
Net loss	—	—	—	—	—	—	(3,968,540)	(3,968,540)
Balance, 12/31/02	—	$—	4,929,253	$4,929	$2,997,516	$(893,750)	$(3,968,540)	$(1,859,845)
Stock issued during 2003 (prices ranging from $1.00 - $2.00 per share)	—	—	210,827	211	263,943	—	—	264,154
Amortization of stock-based compensation	—	—	—	—	—	275,000	—	275,000
Warrants issued	—	—	—	—	500,000	—	—	500,000
Net loss	—	—	—	—	—	—	(2,492,123)	(2,492,123)
Balance, 12/31/03	—	$—	5,140,080	$5,140	$3,761,459	$(618,750)	$(6,460,663)	$(3,312,814)
Issuance of common stock for services	—	—	738,309	738	316,975	—	—	317,713
Conversion of note payable for common stock	—	—	51,008	51	95,052	—	—	95,103
Exercise of stock options	—	—	1,490,000	1,490	28,310	—	—	29,800
Exercise of warrants	—	—	512,500	513	34,488	—	—	35,000
Amortization of stock-based compensation	—	—	—	—	—	618,750	—	618,750
Conversion of bridge loans	256,643	257	850,625	851	1,834,242	—	—	1,835,350
Issuance of preferred stock	2,565,000	2,565	—	—	7,646,765	—	—	7,649,330
Issuance of common stock for net assets of REFL	—	—	1,100,808	1,101	(1,101)	—	—	—
Issuance of common stock for net assets of Gemini	—	—	2,917,250	2,917	26,255	—	—	29,172
Net loss	—	—	—	—	—	—	(2,315,332)	(2,315,332)
Balance, 12/31/04	2,821,643	$2,822	12,800,580	$12,801	$13,742,444	$—	$(8,775,995)	$4,982,072
Issuance of preferred stock	930,000	930	—	—	2,798,370	—	—	2,799,300
Net loss	—	—	—	—	—	—	(3,644,685)	(3,644,685)
Balance, 9/30/05	3,751,643	$3,752	12,800,580	$12,801	$16,540,814	$—	$(12,420,680)	$4,136,687

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,		Cumulative Period from February 18, 1998 (date of inception) to September 30,
	2005	2004	2005
Cash flows from operating activities
Net loss	$(3,644,685)	$(1,352,232)	$(12,420,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest forgiven	—	(91,421)	(91,421)
Employee compensation notes payable forgiven	—	(795,465)	(795,465)
Depreciation and amortization	127,108	7,153	208,430
Stock issued for services	—	166,935	460,062
Non-cash compensation expense	—	618,750	1,100,000
Amortization of debt issuance costs	—	125,000	500,000
Change in operating assets and liabilities:
(Increase) decrease in related party receivables	—	(6,479)	—
(Increase) in prepaid expenses and other current assets	(15,151)	864	(33,314)
Increase in accounts payable	183,524	214,783	216,737
Increase (decrease) in accrued interest payable	(7,635)	85,243	180,943
Increase (decrease) in accrued expenses and other liabilities	(14,679)	358,826	800,336
Increase in deferred revenue	—	(250,000)	200,000
Net cash used in operating activities	(3,371,518)	(918,043)	(9,674,372)

Cash flows from investing activities
Purchase of property and equipment	(992,120)	(2,616)	(1,059,480)
Proceeds from the sale of property and equipment	—	—	27,792
Purchases of patents, trademarks and organization costs	—	—	(67,748)
Net cash used in investing activities	(992,120)	(2,616)	(1,099,436)

Cash flows from financing activities
Proceeds from notes payable to related party	—	45,750	115,103
Payments on notes payable to related party	(85,068)	—	(105,068)
Proceeds from convertible notes payable	—	855,971	3,390,000
Payments on convertible notes payable	—	—	(1,470,672)
Net proceeds from notes payable	186,707	—	186,707
Proceeds from the issuance of preferred stock, net	2,799,300	—	10,448,630
Proceeds from the issuance of common stock, net	—	—	2,089,050
Net cash provided by financing activities	2,900,939	901,721	14,653,750

Net increase in cash and cash equivalents	(1,462,699)	(18,938)	3,879,942
Cash and cash equivalents, beginning of period	5,342,641	19,760	—
Cash and cash equivalents, end of period	$3,879,942	$822	$3,879,942

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,419	$145,241	$736,604
Interest capitalized into notes payable	$—	$—	$8,250
Debt issuance cost for warrant issued	$—	$—	$500,000
Preferred stock dividend	$580,531	$—	$616,246
Conversion of notes payable for preferred stock	$—	$—	$898,250
Conversion of notes payable for common stock	$—	$95,103	$980,103
Stock issued for services	$—	$166,935	$1,560,062
Stock issued for interest	$—	$—	$81,272

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

Uni-Pixel is a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. As of September 30, 2005, we had accumulated a total deficit of $12.4 million from operations in pursuit of this objective.

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

Through September 30, 2005, we have been primarily engaged in developing our initial product technology, recruiting personnel, commencing our U.S. operations and raising capital. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2005. We will finance our operations primarily through our existing cash and possible future financing transactions.

Our ability to operate profitably under our current business plan is largely contingent upon our success in developing beyond proof of concept to final prototypes and manufacturing for sale our products and upon our successful development of markets for our products and profitable manufacturing processes.  We may be required to obtain additional capital in the future to expand our operations. No assurance can be given that we will be able to develop our products, successfully develop the markets for our products or profitable manufacturing methods, or raise any such additional capital as we might need, either through equity or debt financing, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, our operations could be negatively impacted.

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

As of September 30, 2005, we had cash and cash equivalents of $3.9 million.  We believe that our existing capital resources are adequate to finance our operations until December 31, 2006, however our long-term viability is dependent upon successful operation of our business, our ability to develop our manufacturing process, the development of our products and our ability to raise additional debt and equity to meet our business objectives.

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

Note 2 -       Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Form 10-SB, as amended, including the year ended December 31, 2004, filed with the Securities and Exchange Commission on July 22, 2005.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks. The amounts held in these banks exceed the insured limit of $100,000 from time to time and exceeded that balance at September 30, 2005 and December 31, 2004. The terms of these deposits are on demand to minimize risk.  We have not incurred losses related to these deposits.

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

Had compensation costs for our stock option plan been determined based on the fair value at the grant date for the three months and nine months ended September 30, 2005, consistent with the provisions of SFAS No. 123 and SFAS 148, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss attributable to common shareholders – as reported	$(1,477,877)	$(138,671)	$(4,255,216)	$(1,352,232)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects of $0	N/A	N/A	N/A	N/A
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted to employees, net of related tax effect of $0	(176,223)	—	(354,023)	—
Net loss – pro forma	$(1,654,100)	$(138,671)	$(4,579,239)	$(1,352,232)

Net loss per share – as reported
Basic and diluted	$(0.12)	$(0.03)	$(0.33)	$(0.26)
Net loss per share – pro forma
Basic and diluted	$(0.13)	$(0.03)	$(0.36)	$(0.26)

As required under SFAS 123 and SFAS 148, the pro forma effects of stock-based compensation on net loss per share have been estimated at the date of grant using the Black Scholes option-pricing model based on the following weighted average assumptions:

	Three Months ended September 30, 2005	Three Months ended September 30, 2004	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004
Expected life (years)	5 years	N/A	5 years	N/A
Interest rate	4%	N/A	4%	N/A
Dividend yield	—	N/A	—	N/A
Volatility	40.05%	N/A	40.05%	N/A

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

At September 30, 2005, options and warrants to purchase 2,723,500 shares of common stock at exercise prices ranging from $1.75 to $4.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

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

On July 14, 2005, FASB issued its Exposure Draft, “Accounting for Uncertain Tax Positions”, which is a proposed interpretation to FASB Statement No. 109, “Accounting for Income Taxes.” This proposed interpretation would require an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position. In evaluating whether the probable recognition threshold has been met, this proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is used in this proposed interpretation consistent with its use in FASB Statement No. 5, “Accounting Contingencies”, to mean “the future event or events are likely to occur.” Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b). The proposed interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005. The initial recognition of the effect of applying the proposed interpretation would be a cumulative effect of a change in accounting principle. The comment period for the proposed interpretation ends on October 28, 2005. The Company is currently evaluating the impact of the Exposure Draft on its financial statements.

Note 3 -      Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facility in The Woodlands, Texas under third party non-cancelable operating leases through 2010. Future minimum lease commitments are as follows as of September 30, 2005:

Year Ending December 31
2005	$16,349
2006	196,457
2007	199,727
2008	202,997
2009	206,267
Thereafter	191,825
Total	$1,013,622

This lease provides the Company with one 5-year renewal options.

Note 4 -      Equity, Stock Plan and Warrants

Equity instruments issued to non-employees

From time to time, in order to preserve cash and to fund our operating activities, common stock or other equity instruments may be issued for cash or in exchange for goods or services. Equity instruments issued for goods or services are recorded at the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measurable.  During the nine months ended September 30, 2005, we did not issue equity instruments to non-employees.

Common Stock

During the nine months ended September 30, 2005, we issued no shares of common stock for cash in connection with the exercise of stock options and issued no shares of common stock in exchange for cashless exercise of warrants.

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

In the third quarter of 2005, we did not issue any options.

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

•                  a stable interest rate market in the world, and specifically in the countries in which we are doing business or plan to do business;

•                  a stable currency rate environment in the world, and specifically in the countries in which we are doing business or plan to do business;

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

RESULTS OF OPERATIONS

Comparison of the nine months ending September 30, 2005 and 2004

REVENUES.  We are a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. From inception, we have had a limited amount of revenue that is derived from development contracts.

Revenues decreased to $19,689 for the nine months ended September 30, 2005, as compared to $250,000 for the nine months ended September 30, 2004, due to the revenues recognized from the work specific to a development contract during each of those respective periods.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the nine months ended September 30, 2005 decreased to $9,844 as compared to $125,000 for the nine months ended September 30, 2004, due to the decrease in revenues recognized from the work specific to a development contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 40% or $490,891, to $1,715,098 for the nine months ended September 30, 2005 from $1,224,207 for the nine months ended September 30, 2004.  The major components of the increase are as follows:

a)  Salaries and benefits decreased by approximately $138,000 to $723,000 for the nine months ended September 30, 2005 compared to $861,000 for the nine months ended September 30, 2004 due to a decrease in the number of selling, general and administrative employees;

b) Contract labor increased by approximately $85,000 to $163,000 for the nine months ended September 30, 2005 compared to $78,000 for the nine months ended September 30, 2004;

c) Legal expense increased by approximately $48,000 to $257,000 for the nine months ended September 30, 2005 compared to $209,000 for the nine months ended September 30, 2004 due to an increase in legal expenses related to the preparation of the Form 10-SB, as amended, filed with the Securities and Exchange Commission on July 22, 2005 and associated securities work;

d) Accounting expense increased by approximately $25,000 to $31,000 for the nine months ended September 30, 2005 compared to $6,000 for the nine months ended September 30, 2004 due to an increase in accounting expenses related to audits and reporting required for the preparation of the Form 10-SB, as amended, filed with the Securities and Exchange Commission on July 22, 2005;

e) Office expense increased by approximately $64,000 to $75,000 for the nine months ended September 30, 2005 compared to $11,000 for the nine months ended September 30, 2004;

f) Travel expense increased by approximately $45,000 to $63,000 for the nine months ended September 30, 2005 compared to $18,000 for the nine months ended September 30, 2004; and

g) Depreciation and amortization expense increased by approximately $120,000 to $127,000 for the nine months ended September 30, 2005 compared to $7,000 for the nine months ended September 30, 2004 as a result of an increase in property and equipment during the nine months ended September 30, 2005.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $1,243,907 during the nine months ended September 30, 2005 to $2,028,155 from $784,248 for the nine months ended September 30, 2004. The major components of the increase are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $254,000 to $875,000 for the nine months ended September 30, 2005 compared to $621,000 for the nine months ended September 30, 2004 due to an increase in the number of research and development employees and the level of compensation for these employees, including executive pay increases;

b) Consulting expense attributable to research and development increased by approximately $655,000 to $763,000 for the nine months ended September 30, 2005 compared to $108,000 for the nine months ended September 30, 2004 primarily due to increased services related to prototype development and an increase in legal expenses related to patent work;

c) Lab expense increased by approximately $142,000 to $146,000 for the nine months ended September 30, 2005 compared to $4,000 for the nine months ended September 30, 2004; and

d) Travel expense attributable to research and development increased by approximately $120,000 to $147,000 for the nine months ended September 30, 2005 compared to $27,000 for the nine months ended September 30, 2004.

OTHER INCOME (EXPENSE).

a) Other income decreased to $0 for the nine months ended September 30, 2005 as compared to $886,886 for the nine months ended September 30, 2004, primarily due to a one time gain on forgiveness of accrued wages, employee notes and related accrued interest for the nine months ended September 30, 2004.

b) Debt issuance expense decreased to $0 for the nine months ended September 30, 2005 as compared to $125,000 during the nine months ended September 30, 2004, due to the finalization of debt utilization for funding in 2004.

c) Interest income (expense), net increased to $88,723 for the nine months ended September 30, 2005 as compared to an expense of $230,663 for the nine months ended September 30, 2004 primarily due to the investment of proceeds from the sale of shares of our Series A Preferred Stock during the first nine months of 2005.  During the first nine months of 2004, we were incurring interest expense because of the impact of debt associated with loans that were repaid in December 2004 with the proceeds from the sale of our Series A Preferred Stock.

NET LOSS.   Net loss increased to $3,644,685 for the nine months ended September 30, 2005, as compared to $1,352,232 for the nine months ended September 30, 2004. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the nine months ended September 30, 2005 was $4,225,216 as compared to a net loss attributable to common stockholders of $1,352,232 for the nine months ended September 30, 2004. The net loss attributable to common stockholders for the nine months ended September 30, 2005 includes $580,531 of accrued but unpaid preferred stock dividends.

Comparison of the three months ending September 30, 2005 and 2004

REVENUES.  There was no revenue recognized for the three months ended September 30, 2005 and the three months ended September 30, 2004.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. There was no cost of revenues recognized for the three months ended September 30, 2005 and the three months ended September 30, 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 11% or $77,228, to $597,951 for the three months ended September 30, 2005 from $675,179 for the three months ended September 30, 2004.  The major components of the decease are as follows:

a)  Salaries and benefits decreased by approximately $340,000 to $267,000 for the three months ended September 30, 2005 compared to $607,000 for the three months ended September 30, 2004 due to a decrease in the number of selling, general and administrative employees;

b) Contract labor decreased by approximately $5,000 to $22,000 for the three months ended September 30, 2005 compared to $27,000 for the three months ended September 30, 2004;

c) Legal expense increased by approximately $5,000 to $17,000 for the three months ended September 30, 2005 compared to $12,000 for the three months ended September 30, 2004 due to an increase in legal expenses related to the preparation of the Form 10-SB, as amended, filed with the Securities and Exchange Commission on July 22, 2005 and associated securities work;

d) Accounting expense increased by approximately $4,000 to $5,000 for the three months ended September 30, 2005 compared to $1,000 for the three months ended September 30, 2004 due to an increase in accounting expenses related to audits and reporting required for the preparation of the Form 10-SB, as amended, filed with the Securities and Exchange Commission on July 22, 2005;

e) Office expense increased by approximately $28,000 to $30,000 for the three months ended September 30, 2005 compared to $2,000 for the three months ended September 30, 2004;

f) Travel expense increased by approximately $14,000 to $27,000 for the three months ended September 30, 2005 compared to $13,000 for the three months ended September 30, 2004; and

g) Depreciation and amortization expense increased by approximately $58,000 to $60,000 for the three months ended September 30, 2005 compared to $2,000 for the three months ended September 30, 2004 as a result of an increase in property and equipment during the three months ended September 30, 2005.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $466,018 during the three months ended September 30, 2005 to $706,472 from $240,454 for the three months ended September 30, 2004. The major components of the increase are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $82,000 to $264,000 for the three months ended September 30, 2005 compared to $182,000 for the three months ended September 30, 2004 due to an increase in the number of research and development employees and the level of compensation for these employees, including executive pay increases;

b) Consulting expense attributable to research and development increased by approximately $271,000 to $312,000 for the three months ended September 30, 2005 compared to $41,000 for the three months ended September 30, 2004 primarily due to increased services related to prototype development and an increase in legal expenses related to patent work;

c) Lab expense increased by approximately $40,000 to $41,000 for the three months ended September 30, 2005 compared to $1,000 for the three months ended September 30, 2004; and

d) Travel expense attributable to research and development increased by approximately $54,000 to $62,000 for the three months ended September 30, 2005 compared to $8,000 for the three months ended September 30, 2004.

OTHER INCOME (EXPENSE).

a) Other income decreased to $0 for the three months ended September 30, 2005 as compared to $886,886 for the three months ended September 30, 2004, primarily due to a one time gain on forgiveness of accrued wages, employee notes and related accrued interest for the three months ended September 30, 2004.

b) Interest income (expense), net increased to $25,126 for the three months ended September 30, 2005 as compared to an expense of $109,924 for the three months ended September 30, 2004 primarily due to the investment of proceeds from the sale of shares of our Series A Preferred Stock during the third quarter of 2005.  During the third quarter of 2004, we were incurring interest expense because of the impact of debt associated with loans that were repaid in December 2004 with the proceeds from the sale of our Series A Preferred Stock.

NET LOSS.   Net loss increased to $1,279,297 for the three months ended September 30, 2005, as compared to $138,671 for the three months ended September 30, 2004. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the three months ended September 30, 2005 was $1,477,877 as compared to a net loss attributable to common stockholders of $138,671 for the three months ended September 30, 2004. The net loss attributable to common stockholders for the three months ended September 30, 2005 includes $198,580 of accrued but unpaid preferred stock dividends.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2005 increased to $3,371,518 as compared to $918,043 used for the nine months ended September 30, 2004. The increase is primarily a result of increases in the first nine months of 2005 in research and development spending and general and administrative expenses resulting from additional employee salary and related employee costs.

Investing Activities

Cash used for investing activities during the nine months ended September 30, 2005 amounted to $992,120, as compared to $2,616 used for investing activities for the nine months ended September 30, 2004 due to our increased spending on computers, furniture, laboratory, metrology and testing equipment in the nine months ended September 30, 2005.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements of common stock, convertible investor notes, and a preferred stock offering which we closed in December 2004 and January 2005. During the nine months ended September 30, 2005, we realized $2,799,300 net from cash sales of shares of our Series A Preferred Stock. During the nine months ended September 30, 2005, we paid $85,068 to retire notes payable to a related party.  Further, during the nine months ended September 30, 2005, we received net proceeds of $186,707 from a note payable from Bank of America to purchase equipment. The total net cash provided by financing activities was $901,721 for the nine months ended September 30, 2004. The $901,721 includes: a) $855,971 received from cash sales of convertible investor notes provided by financing activities for the nine months ended September 30, 2004 which were converted to our common stock during December 2004 and b) $45,750 proceeds from note payable to a related party.

Working Capital

As of September 30, 2005, we had a cash balance of $3.9 million.  We project that current cash reserves will sustain our operations at least through December 31, 2006, and we are not aware of any trends or potential events that are likely to impact our short term liquidity through this term.  As discussed above, during the first nine months of 2005, we had unusually high expenses associated with independent contractors, accountants and attorneys associated with the preparation and filing of our Form 10-SB, as amended, and associated securities work and increased research and development activities and increased legal fees related to the associated patent work.  As a result, we do not believe that those expenses are reflective of future expenses through the end of 2006.

We are a development stage company and have not experienced significant operations since our formation. We have reached a positive working capital position as of the first quarter of 2005 as a result of our financing activities. We have incurred significant operating losses during the years ended December 31, 2002, 2003, and 2004 and during the nine-month period ended September 30, 2005. We intend to utilize a proprietary methodology for development of our displays. Our principal activities, from the beginning of the development stage, have been organizational matters, capital raising activities including issuance of stock, product research and development, fund raising, and market research.

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

To date, we have had only a few revenue-generating services or development contracts.  These include a prototype development agreement with a large personal computer company, and a Small Business Innovation Research (SBIR) Phase One agreement with the U.S. Air Force for $98,214 and a follow-on Phase Two agreement for $686,966.  We also entered into a prototype development agreement with Lockheed Martin, a large military contractor, in October 2004, for which we have received full payment from Lockheed Martin.  Our immediate customer prospects are limited to Lockheed Martin, with which we entered into a License and Strategic Business Agreement dated October 5, 2005.   See “Risk Factors” included in our Form 10-SB, as amended, filed with the Securities and Exchange Commission on July 22, 2005.

Management will work to establish specific applications for our display technology that will generate significant revenues, and cash flows to support operations. Our ability to continue as a going concern will be dependent upon achieving profitable operations, and obtaining additional funding from current shareholders and new investors.

ITEM 3.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have evaluated, under the supervision and with the participation of management, including our President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  Based upon that evaluation, our President and our Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Based on the most recent evaluation, our Chief Executive Officer and Chief Financial Officer have determined, based on such review, that there were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Real-Estateforlease.com, Inc. (1)
3.2	Amended and Restated Bylaws of Uni-Pixel, Inc. (1)
4.1	Certificate of Designations of Real-Estateforlease.com, Inc. Series A Convertible Preferred Stock (1)
4.2	Junior Subordinated Unsecured Promissory Note (1)
4.3	Common Stock Purchase Warrant No. 1 (1)
4.4	Common Stock Purchase Warrant No. 2 (1)
4.5	Common Stock Purchase Warrant No. 3 (1)
10.1

License and Strategic Business Agreement between Uni-Pixel Displays, Inc. and Lockheed Martin Corporation, acting by and through Lockheed Martin Systems Integration-Owego, dated as of October 5, 2005.** (The portions of this Exhibit 10.1 marked “******” have been omitted and confidentially filed with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.)

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

(1)                                  Filed as an exhibit to Uni-Pixel’s Form 10-SB filed with the SEC on February 18, 2005 and incorporated by reference herein

**           Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

November 10, 2005	By:	/s/ James A. Tassone
Date		James A. Tassone, Chief Financial Officer