Form 10KSB
period 2005-12-31
Uni-Pixel
filed 2006-03-28
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   ☐ Yes ☒ No

The registrant’s revenue for its most recent fiscal year were: $19,689

As of February 28, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the price at which such common equity was sold on the Over-the-Counter Bulletin Board Exchange as of such date was $26,690,704.

As of February 28, 2006, the registrant had 15,716,786 shares of common stock, par value $0.001, outstanding.

Documents incorporated by Reference: None

Transitional Small Business Disclosure Format (Check One):   Yes ☐   No ☒

TABLE OF CONTENTS

PART I
ITEM 1.	DESCRIPTION OF BUSINESS
ITEM 2.	DESCRIPTION OF PROPERTY
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7.	FINANCIAL STATEMENTS
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A.	CONTROLS AND PROCEDURES
ITEM 8B.	OTHER INFORMATION

PART III
ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 10.	EXECUTIVE COMPENSATION
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13.	EXHIBITS
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the information in this report contains forward-looking information that involve risks and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters.  You can identify these statements by the fact that they do not related strictly to historic or current facts and often use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and other words and expressions of similar meaning.  No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. You should also consider carefully the statements under “Description of Business - Risk Factors”, which address factors that could cause our actual results to differ from those set forth in the forward-looking statements.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

Uni-Pixel, Inc. is a development stage company that has patented a next generation color display technology it calls Time Multiplexed Optical Shutter (“TMOS”). The Company is a leader in the research, development and future commercialization of new flat panel displays using TMOS for a variety of applications including:

•	Mobile phones	•	Televisions
•	Digital cameras	•	Consumer electronic devices
•	Notebook computers	•	Digital Signage

Uni-Pixel’s TMOS technology offers significant advantages over existing alternatives including:

•                  Lower Manufacturing Cost: Up to 80% Cheaper

•                  Greater Power Efficiency: Up to ten times more efficient

•                  Improved Picture Quality: Daylight readability for portable devices (e.g. notebook computers)

•                  Increased Durability and Reliability

•                  Versatile Production: Available in a wide range of sizes from cell phones to stadium displays

•                  Flexible, Shapeable and Transparent Displays

We expect reduced cost, enhanced viewing quality, unique design attributes, and improved reliability of the TMOS display architecture over current Flat Panel Display alternatives to drive the demand for TMOS-based products. Uni-Pixel anticipates that TMOS displays will be thin, lightweight, and power-efficient devices highly suitable for use in full-color display applications.

Uni-Pixel’s technology leadership and intellectual property position is expected to enable it to generate revenues in two phases. The initial phase is expected to generate revenue from existing vertical markets such as the military, avionics, and targeted mobile applications (e.g. cell phones, PDAs and hand held games) where small volumes and unique requirements will provide high margins. The second phase is expected to focus on additional applications for automotive, active signage, medical and consumer electronics (i.e., TVs, monitors, personal computers, cameras, games, etc.) where higher unit volumes will require expanded production capacity.

Through its research and development efforts, the Company has established a portfolio of TMOS-related patents, patent applications and other intellectual property rights. Uni-Pixel currently has 7 issued, 2 allowed and 20 pending patent applications worldwide providing a defensible strategy that will support:

•                  Further developing proprietary TMOS technology

•                  Utilizing contract manufacturing and an internal pilot line for product fabrication: Initially manufacturing small volumes of high performance displays for military applications

•                  Entering into joint ventures in specific vertical market segments to exploit existing manufacturing and distribution channels of its targeted partners

•                  Actively licensing technology to display manufacturers for use in applications such as mobile phones, digital cameras, laptop computers, and other consumer electronic devices

Through December 31, 2005 we have been primarily engaged in research and development efforts that have expanded our portfolio of intellectual property, building prototype devices that demonstrate the technology, recruiting personnel, engaging various strategic partners, and capital raising activities consistent with our strategy.  As of December 31, 2005 we had accumulated a total deficit of $14.6 million and expect such losses to continue through at least 2006. We will finance our continuing efforts and operations primarily through our existing cash, through license fees being pursued from strategic partners, and additional fund raising activities.

During the 2005 year, Uni-Pixel accomplished a number of milestones in both its technical and business advancement. This included construction of a 32 x 32 pixel display device further demonstrating our TMOS technology’s attributes to the industry and potential partners.   A strategic business and license agreement was completed with Lockheed Martin pursuant to which Uni-Pixel granted Lockheed Martin the exclusive market rights for Uni-Pixel’s flat panel display technology in the Military/Aerospace Field in consideration of certain financial and engineering resources provided by Lockheed Martin for the research and development of such technology.  Uni-Pixel relocated its headquarters to The Woodlands, TX., and established laboratory and clean room operations suitable to further advancing the technology development effort.  Additionally, an agreement to license aerogel formulations for use in our display technology was reached with Sandia National Laboratories.

Formation History

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

Our wholly owned subsidiary, Uni-Pixel Displays, Inc. was originally incorporated as Tralas Technologies, Inc., a Texas corporation, on February 17, 1998. Tralas Technologies, Inc. changed its name to Uni-Pixel Displays, Inc. during 2001. On December 7, 2004, Real-Estateforlease.com, Inc. entered into a merger agreement with Uni-Pixel Displays, Inc. and certain other parties pursuant to which Uni-Pixel Displays, Inc. became a wholly-owned subsidiary of Real-Estateforlease.com, Inc. Pursuant to the merger, we changed our name to “Uni-Pixel, Inc.” at the annual meeting of our stockholders held in January 2005.

Uni-Pixel, Inc. is now the parent company of our wholly-owned operating subsidiary, Uni-Pixel Displays, Inc. As used in this document, “Uni-Pixel,” “we,” “us,” and “our” refer to Uni-Pixel, Inc. and our wholly-owned consolidated subsidiary, Uni-Pixel Displays, Inc.

The common stock, par value $0.001 per share, of Uni-Pixel is quoted on the Bulletin Board as of January 18, 2006 under the ticker symbol “UNXL.OB”. Between December 7, 2004 and January 18, 2006, Uni-Pixel traded on the pink sheets as a result of a merger between publicly held Real-Estateforlease.com and privately held Uni-Pixel Displays, Inc.

INDUSTRY OVERVIEW

The Flat Panel Display Market

History

The commercialization of the liquid crystal display (LCD) began in 1973, with the launch of the world’s first electronic calculator, incorporating a segmented, black-and-white (monochrome) display.  The technology was quickly adopted in applications such as watches, and evolved into more complex dot matrix displays using passive addressing — or passive matrix (PM) — systems.  In time, the emergence of passive Super Twisted Nematic (STN) PM-LCDs and the development of color STN (CSTN) PM-LCDs, facilitated new applications such as notebook PCs.  Eventually, the demand for higher resolution, full-color video images and faster refresh rates, saw the commercialization of active matrix (AM) amorphous, (a-Si) Thin-Film-Transistor (TFT) LCDs.  This technology quickly gained acceptance in the notebook PC market, where it completely replaced the incumbent CSTN technology.  Similarly, there has been rapid, supply driven penetration of TFT-LCDs in desktop monitors and TVs as a substitute for the traditional cathrode ray tube (CRT) screen.

Replacement of Older CRT Technology by FPDs

Although flat panel displays (FPDs) were initially adopted in the mobile consumer electronics market and in notebook computers, they are displacing cathode ray tube displays in larger product applications such as desktop computer monitors and televisions. FPD’s unique form factor and digital interface is enabling the delivery and accurate display of video, telecommuting, information, data, analysis and instructions in both mobile and fixed environments previously unsuitable to CRTs.  This transition is being driven by consumer preferences for appliances that are thinner and lighter, particularly in larger display sizes.  For example, according to DisplaySearch, an independent market research firm tracking the FPD industry, the 2002 revenues from the sale of FPD computer monitors exceeded the revenues from the sale of cathode ray tube computer monitors for the first time and, in 2004, unit shipments of FPD computer monitors exceeded unit shipments of cathode ray tube computer monitors for the first time.

Proliferation of Mobile Consumer Electronics Devices

Consumers throughout the world are rapidly adopting mobile consumer electronics devices such as mobile phones, personal digital assistants, or PDAs, MP3 players, portable DVD players, mobile gaming devices and digital cameras and camcorders. Advances in component technology are driving down the cost of these products and expanding their functionality. Early mobile devices were equipped with simple, small monochrome displays with limited functionality. As the cost of color displays decreased and quality improved, consumers began rapidly adopting mobile devices with color displays. This trend towards greater display functionality in mobile devices continues with the introduction of new phones with dual displays, embedded cameras and television tuner video functionality.

The overall FPD industry is currently experiencing significant growth.  According to DisplaySearch, the worldwide FPD market grew from $24.0 billion in 2000 to $62.2 billion in 2004.  DisplaySearch expects this market to grow to an estimated $104.2 billion in 2009, representing a compounded annual growth rate since 2000 of approximately 18%.  In addition to the rapid replacement of CRT applications such as monitors and TVs, the FPD industry growth is being driven by a number of other market forces including:

•                  Increased demand for large format high resolution TV’s and computer monitors

•                  Steady growth in usage of notebook computers

•                  A migration to color screens for mobile phones and other handheld devices

•                  Decreasing cost economics, increasing throughput and improving efficiency of FPD production as newer generation LCD and plasma fabs are increasing production

These factors in combination with additional market forces are driving overall growth and a shifting mix of product applications within the FPD industry.

Applications

With the proliferation of the Internet, there has not only been an explosion in the amount of available content, but a rapid paced evolution of the form in which it appears.  No longer a two-dimensional, text-only experience, online content is being delivered in graphic rich, animated and video formats.  As the sophistication of the user continues to heighten, and bandwidth continues to increase, there will be a demand for a superior, high resolution visual experience that only FPDs will be able to deliver – particularly in mobile wireless devices.  Flowing from this, new types of applications and functionality will evolve, that in turn will enhance existing markets and create new ones.

Industry drivers such as new content explosion, high resolution capability, increased bandwidth and improved manufacturing efficiencies are driving new functionality in existing applications, as well as enabling the creation of new application markets that will drive the FPD industry through high volumes.

With the emergence of new technologies such as MP3 Players, TV Tuners and Bluetooth, new functionality in existing applications will be enabled that will continually fuel demand growth in what have become relatively mature markets.  For instance, while the mobile phone market has seen relatively slow growth rates, a large pool of relatively sophisticated users now exists who are providing the demand for new technologies such as Phone Cameras and Phone TVs.  These enhanced devices will incorporate high performance, next generation displays that will see a move away from Passive Matrix-LCDs towards Active Matrix-LCDs as well as other emerging display types such as OLEDs.  Additionally, FPD technology is increasingly taking forms beyond consumer electronic devices.  FPDs are increasingly used in emerging applications including retail signage, car navigation systems, instrumentation, and household appliances.

Global FPD consumption has grown by the ongoing replacement of cathode ray tube (CRT) monitors and TV’s, as well as by the increasing popularity of notebooks (laptops) and portable handheld devices.  In summary, the FPD industry is currently being driven by 5 major trends:

•                  Increasing acceptance and penetration of FPD TV’s

•                  Rapid replacement of CRT monitors and TV’s

•                  Steady growth of notebooks

•                  Movement to larger screen areas in FPD TV’s, computer monitors and notebooks

•                  Migration to video capable color screens in mobile phones and other handheld devices

The FPD market is currently dominated by liquid crystal displays (LCDs), which accounted for an estimated 88% of total FPD sales in 2004 and demand is increasing across multiple applications with FPD formats generating industry-wide momentum.

Below is a display technology continuum which illustrates the pros and cons of various technologies.  As a disruptive technology entering the FPD landscape, TMOS has strong technological advantages when compared against its competition.

	CRT	LCD	PLASMA	OLED	DLP / LCoS	TMOS
Pros	+ Inexpensive + Proven technology with long lifetime	+ Thin form- factor + Large industry base from PC segment	+ Large size + Brightness + Viewing angle	+ Superior image: viewing angle, contrast ratio, fast response time + Thinnest form factor + Potential cost advantage	+ Potential cost advantage Thinner than CRT, but thicker than LCD or plasma	+ Vivid Color + Readability + Resolution + Energy Efficiency + Ruggedness + Size + Miniaturization

Cons	– Thickness, weight, bulky form-factor – Brightness drops as screen size increases	– Ghosting effect with moving images – Higher price relative to plasma and rear projection	– Lifespan issues, dimming with age – High power consumption relative to others	– Not yet in commercial production – Brightness – Material lifetime	– Limited viewing angle	– Not yet in commercial production

As the leading technology, LCD is facing increased pressure and competition from existing and emerging technologies.  Industry analysts indicate that this trend will continue in the near term.  The proliferation of newer FPD technologies is primarily driving the adoption of FPD technology into newer applications.

TECHNOLOGY

Overview: Uni-Pixel, Inc. has developed a new color display technology it calls Time Multiplexed Optical Shutter (“TMOS”). A TMOS display is constructed by layering a series of materials on top of a single planar surface constructed of glass or a polycarbonate substrate.

Currently layers are composed of:

•                  Rows of transparent conductor stripes, currently indium tin oxide

•                  A stand off layer currently of Aerogel

•                  A layer of polyester film, or PET film, with surface microlenses constructed of an acrylate material

•                  Columns of transparent conductor stripes

•                  A protective top layer

These layers of material create a matrix of optical shutters on the surface controlled at the crossing points (columns and rows) of the transparent conductors.  The unit is made more durable than Plasma or Liquid Crystal Displays (“LCD”) through the ability of the columns and rows to be driven from either end (this means that a single break in any stripe will not disable its ability to function).

Reduced Complexity: In contrast to plasma or LCD, a TMOS single pixel shutter emits the three primary colors (red, green, and blue) without the use of three separate sub-pixels. Because TMOS displays have one-third the number of features for the same number of pixels, they benefit from reduced manufacturing complexity.

LCD and plasma complexity is also driven through the use of Thin Film Transistors (“TFT”). Currently LCD or plasma displays require each individual sub-pixel to be driven by a single TFT, (three TFTs per each pixel) which increases the necessity of additional electrical traces from the control mechanism.

In contrast, a TMOS panel will have no TFTs and will be controlled by the voltage differential between the row stripe and the column stripe charging and discharging (opening and closing) the capacitor structure/optical shutter (also known as the pixel). This architecture advancement radically improves manufacturing tolerances as well as resilience to impact or intrusion.

Uni-Pixel’s TMOS technology will offer significant advantages over existing flat panel display technologies including:

•                  Proprietary technology protected by Uni-Pixel’s patent portfolio;

•                  1/5 the manufacturing cost of existing technologies;

•                  10X better power efficiency in specific applications over existing technologies (i.e., resulting in lighter, longer lasting notebook computers);

•                  Picture quality that is daylight readable in portable devices (i.e., cell phones, PDAs, and notebook computers);

•                  Displays capable of being flexible, shapeable and transparent;

•                  Increased durability and reliability; and

•                  Ability to be manufactured in a wide range of sizes spanning from cell phone screens to Jumbotron stadium displays.

Uni-Pixel’s advantages in its TMOS technology over LCD or plasma are derived from the relative simplicity of the architecture and material make up. This advantage will translate into a more economical manufacturing process requiring dramatically less capital investment for the construction of a plant and significantly lower cost for raw materials.

Currently, LCD or plasma panel displays take over 100 individual steps in the manufacturing process. This process is necessary to yield intricately developed, small and tightly packed features. However, these manufacturing processes are difficult to manage and are prone to defects.

In contrast, Uni-Pixel anticipates that the TMOS manufacturing process will have between ten to fifteen steps composed of the laying down and aligning of materials as thin films built layer upon layer in a roll to roll method. Benefiting from larger and less tightly packed construction, the manufacturing process will have significantly fewer numbers of break or fail elements, and an enhanced potential for longer life and resilience over LCD or plasma panels.

Comparative Costs: Because the construction process creating TMOS panels includes a glass or polycarbonate light guide with only several layers of thin films, Uni-Pixel believes the equipment to manufacture the panels will be relatively simple and will not require advanced clean room technology. Current estimates for thin film equipment for manufacturing lead Uni-Pixel to believe that a TMOS plant can be enabled with an investment of under $100 million. Comparatively, a well-equipped LCD fab costs in excess of $3 billion.

DisplaySearch, an independent research company focused on the flat panel display industry, disclosed in March of 2005 in a presentation titled “Survival of the Fittest: Managing the Peaks and Valleys of Supply/Demand” that the total materials and components manufacturing cost for a 40 inch LCD panel will be over $728 during 2005. Comparatively, Uni-Pixel estimates that in the worst case, the components manufacturing cost for a TMOS 40 inch panel will be less than $188 or approximately 26% of the bill of materials for an equal size LCD panel.

Based on the Company’s estimates of infrastructure cost (less than 5%) and bill of materials costs (less than 30%) relative to LCD panel manufacturing operations, Uni-Pixel management believes that TMOS technology will be a more economical alternative to LCD or plasma.

Light Efficiency: LCD display technologies functions by emitting light from a back plane (a back light) and then screening, masking, polarizing, and filtering the light until it is emitted from the front of the panel in the appropriate color intensity. This method yields a maximum efficiency of light of less than 10%. This means that if 1000 nits (a measure of brightness) are created by the backlight, less than 100 nits are displayed out the front.

A TMOS panel uses light injected into the edge of the glass panel much the way a fiber optic cable works. Light is injected into one edge of the TMOS panel, with mirrors on the other three opposing sides/edges. Light goes into the guide and travels uninhibited bouncing through out the plane creating a “photon cloud”. TMOS optical shutters then open and close on the surface of the panel to let the light escape. The ratio of light injected into the panel to light released from the surface is tunable. Uni-Pixel’s modeling and experimentation have shown that a panel tuned to 61% efficiency provides the most uniform release of light across the entire display surface. Therefore if one were to inject 1000 nits of light into a TMOS display panel, at a tuned 61% efficiency, 610 nits will be displayed out of the front of the display panel.

Power Efficiency: Plasma display technology functions by using high voltage electricity to excite encapsulated gases that emit electrons. These electrons excite phosphors that emit photons, which are the light elements that are seen by the viewer. This process of continued materials excitement requires significant amounts of energy that convert to photonic light.

TMOS technology uses a series of industry standard light emitting diodes, or LEDs, attached to one edge of the panel to inject light into the system. LEDs require very little power to create light and have a very high efficiency in converting power to light. Therefore, very little power translates into a very high light output for Uni-Pixel’s TMOS displays.

Successful Prototypes: Uni-Pixel has built prototypes that have demonstrated proof of concept, technical viability, and full operation of every sub-system within its TMOS technology. The Company’s current prototyping efforts are focused on the process of optimizing the materials and assembly of the display to advance to manufacturability and then on to commercialization.

Technology Progress: In early 2004, Uni-Pixel delivered its first proof of concept prototype device under a development contract.  In mid 2004, Uni-Pixel was awarded a Phase II SBIR contract by the US Air force to advance its designs as modeled during its Phase I contract that solve image break-up issues traditional in Field Sequential Color display systems.  In December 2004, Uni-Pixel closed its first significant funding round and began work on opening its own development laboratories including metrology capabilities.  These efforts through 2004 resulted in the first recognition of the viability of our TMOS invention by external partners and the first opportunity for Uni-Pixel to materially implement its display architecture design.

In 2005, Uni-Pixel built its development platform capability, advanced its display prototypes, and signed its first development partner and commercialization agreements.  During early 2005, Uni-Pixel advanced its development efforts through its small advanced materials laboratory in Albuquerque, NM which is adjacent to Sandia National Laboratory.  In July of 2005, Uni-Pixel moved into new facilities including electronics labs, clean room space, and machining systems in Houston, TX.  During the course of this time, the initial 8x8 pixel prototypes were dramatically improved, advanced in their operation, optical system models were built, electronic control designs completed and implemented, and the prototypes were scaled up to a fully operational, full color, 32x32 pixel device.  Uni-Pixel has successfully constructed and tested every sub-system in the display architecture and is in position to optimize the display materials and advance the assembly techniques.

Through 2006, Uni-Pixel expects that it will further scale up the display prototypes in both the size of the panels and the pixel counts, demonstrate multiple pixel pitches in prototypes, and complete the design and implementation of the microlenses that will optimize the optical performance of the TMOS pixels.  These efforts will result in a final materials implementation of the architecture that will optimize display performance and manufacturability.

STRATEGY

Uni-Pixel’s business strategy is to penetrate existing display applications with its TMOS technology for widespread use in all varieties of color displays and other related display applications. The Company is presently focused on the following steps to implement its business strategy:

•                  Develop Strategic Relationships.  Uni-Pixel plans to target strategic partners to further the Company’s efforts in the development and commercialization of TMOS displays. Uni-Pixel believes that if these efforts are successful, they could result in TMOS flat panel displays reaching commercial markets in products faster than any other display technology previously.  Uni-Pixel’s display architecture leverages the application of existing materials and optical technologies in new ways that have previously been mastered by other companies in other applications.  Uni-Pixel management understands that gaining the assistance of some of these various technology leaders in the development of TMOS can accelerate the commercialization effort dramatically.  As a result, Uni-Pixel will seek to build relationships that will allow it to leverage existing knowledge, scale, and expertise in thin films, control circuitry, assembly, and logistics.

•                  Enhance the Company’s Existing TMOS Technology.  Uni-Pixel believes that continuing development and enhancement of its TMOS technology is critical to the Company’s success in the display industry. Consequently, Uni-Pixel will continually seek to enhance its competitive technology position through internal development efforts that expand our intellectual property portfolio, collaborative relationships, and other strategic opportunities. Uni-Pixel’s primary focus is to expand our intellectual property through development of additional prototypes and materials that enhance and extend the Company’s product capabilities, thereby allowing them to be used in a broader array of display applications and to maintain performance leadership over time.

•                  Develop Prototypes Suitable to Military Requirements.  Working with Lockheed Martin, Uni-Pixel plans to produce prototypes that will demonstrate the Company’s ability to meet the most demanding military requirements with a superior performing display system.  Uni-Pixel plans to establish a small volume pilot production line in conjunction with subcontractors that will provide limited quantities of displays to meet Lockheed’s demand for existing military applications.

•                  Finalize a Transferable, Licensable Manufacturing Process.  Uni-Pixel plans to complete the development of its manufacturing processes and protect the intellectual property in the developed processes; and establish a technology transfer team to enable transition of the Company’s manufacturing processes to targeted manufacturing partners and licensees.

•                  Target Leading Manufacturers.  Uni-Pixel plans to target leading display, materials and electronics manufacturers as potential partners and/or licensees of its TMOS technology. The Company will provide extensive technical assistance and support to manufacturers who are early evaluators, developers, or users of its TMOS technology and materials. Uni-Pixel believes that successful incorporation of its technology into the first military or commercial applications will place competitive pressure on other industry participants to adopt a TMOS display technology solution. Uni-Pixel believes that this approach will also encourage potential new market entrants as licensees seek to capture or defend original equipment manufacturer supply contracts.  Uni-Pixel will support “pull through” of its TMOS technology by actively marketing its advantages to end product OEMs that incorporate display technology into their devices.  This will allow UniPixel’s production partners to gain access to the original equipment manufacturer supply chain driven by end OEMs seeking the competitive product advantages offered by the Company’s TMOS technology.  This group is targeted to construct TMOS panel packages for incorporation into OEM products.

•                  Drive Adoption by End-Product Original Equipment Manufacturers.  Uni-Pixel plans to use prototype devices to demonstrate its technology to original equipment manufacturers that produce end user products. The Company believes that the significant advantages that Uni-Pixel’s displays will offer in performance and packaging design can position it to be a “plug and play” replacement for existing LCD displays and will induce original equipment manufacturers to request production of TMOS displays from their existing display suppliers. This is considered a “pull-through” approach to gaining market acceptance and entry of TMOS displays into end-user products and applications.  This group will acquire and integrate the panel packages into end user products.

•                  Build the Company’s Four Revenue Sources.  Uni-Pixel believes that it will be able to produce revenues from four distinct sources, including licensing revenues (initial license fees and royalties), subcontracted manufacturing revenues (from the Company’s low volume military production, joint ventures, or products produced by third party contract manufacturers), materials revenues (from the materials Uni-Pixel plans to supply to prospective partners, contract manufacturers, and licensees), and funded research revenues.

Uni-Pixel’s contemplated TMOS future initiatives include applications involving flexible displays, transparent displays and unique military applications. Uni-Pixel also plans to conduct research on the use of a variety of different thin-film technology in TMOS applications and the construction of TMOS displays. The Company’s focus on next-generation technologies is designed to extend Uni-Pixel’s position as the leading provider of TMOS solutions as new markets and applications emerge.

MILESTONES TO COMMERCIALIZATION

Uni-Pixel will continue to focus on technical and business development milestones. The execution of its overall business plan includes a planned push (targeting panel manufacturers) and pull (targeting end device OEMs) strategy for accelerating product development, supporting market entry, and the expansion of production capability and capacity.  Over the course of two years, Uni-Pixel will pursue a technical development roadmap that includes:

•                  Finalization of display pixel mechanism materials

•                  Optimization of the light management system (light injection and microlens designs)

•                  Completion of supporting drive control circuitry

•                  Finalized bonding techniques for completion of the active layer structure

•                  Assembly and testing of large format prototype devices

•                  Finalization of specifications for continuous flow manufacturing

Specifically this includes:

High Level Post Financing Milestones

6 Months			12 Months		18 Months		24 Months
•	Identify potential	•	Complete	•	Complete assembly	•	Refine and test pilot
	materials for inclusion in		development		and testing of pilot		line procedures
	thin film stacks		agreements and		line
			partnering efforts for			•	Implement continuous
•	Identify leading		thin film materials	•	Refine specifications		flow manufacturing
	semiconductor partners				for continuous flow		system
	to provide design and	•	Complete design and		manufacturing system
	development services		implementation of		with the help of	•	Form partnerships
	for controller chips		proprietary drive		partnerships with		with OEM firms to
			control circuitry		system specialists		implement TMOS
•	Identify targeted						technology in their
	partnerships with OEM	•	Identify contractors	•	Form partnerships		end user products
	firms who could benefit		and partners for		with OEM firms to
	from TMOS technology		implementation of		implement TMOS
			continuous flow		technology in their
			system		end user products

Uni-Pixel’s senior management team will work with various targeted strategic partners in each step of the process to provide certain market and technical support resources.

Over time, Uni-Pixel expects it will pursue discussions with a variety of potential assembly and manufacturing partners.  Uni-Pixel will seek to leverage its own internal pilot line in growing a continuous flow manufacturing system.  The pilot line will be the initial platform for the finalization of the specifications to be included in the continuous flow manufacturing system.

CUSTOMERS AND PARTNERS

The future customers for the TMOS panel “packages” will be the OEMs that currently use existing display technologies such as LCD, Plasma, and OLED in their final products.  Therefore the end customer for a Uni-Pixel TMOS panel package will be an integrator, assembler, or the OEM itself.  Initially, Uni-Pixel’s strategic partners will be its primary customers through the commercialization process.  This will include its development partners such as Lockheed Martin, its manufacturing partners, and its other vertical market partners.

Uni-Pixel expects that it will pursue discussions with a variety of potential assembly and manufacturing partners as it achieves its technical milestones.  This will include the demonstration of panel packages that can either directly displace alternative technologies, or allow for unique new design implementations.  Once design wins for its panels are secured, Uni-Pixel will leverage these OEM customers for product unit demand to target potential manufacturing partners to expand production capacity.

Uni-Pixel has completed development work within several contracts and partners that provide comprehensive validation of TMOS technology and will serve as a basis for future customer growth.

Current Partners

•                  Xerox PARC: Uni-Pixel engaged Xerox PARC as a development partner working on certain prototyping tasks to advance the display architecture, assembly process, and engineering development system test bed.  It is expected that this effort will provide Uni-Pixel with a next wave of further advanced prototypes and with additional subsystems that further the optimization process for the manufacturing materials.

•                  Sandia National Laboratory: Sandia has been engaged with Uni-Pixel directly and through a Lockheed Martin Cooperative Research and Development Agreement (CRADA).  Sandia is developing an aerogel formulation as one layer within the display architecture that meets Uni-Pixel’s operational and production requirements.  In 2005, Sandia and Uni-Pixel reached an Agreement to License the Sandia aerogel patents exclusively within the display industry.  Under this agreement, Sandia will receive a royalty from Uni-Pixel tied to the net sales price of unit sales once Uni-Pixel reaches commercial production.

•                  Lockheed Martin: Uni-Pixel reached its first targeted vertical market milestone by securing Lockheed Martin as its first exclusive partner for Military and Aerospace applications. A License and Strategic Business Agreement was executed on October 5, 2005 (“the Agreement”), pursuant to which Uni-Pixel granted Lockheed the exclusive market rights for Uni-Pixel’s flat panel display technology in the Military/Aerospace Field in exchange for certain financial and engineering resources provided by Lockheed for the research and development of Uni-Pixel’s TMOS display technology.  Lockheed Martin has committed resources to assist Uni-Pixel with electronics development, environmental, life cycle testing and ruggedization of displays for military requirements.  It is expected that TMOS displays will be inherently more rugged off the shelf than LCD displays and would not require the significant cost required for LCD to become ruggedized for military applications.  Lockheed will be able to derive significantly higher yields supplying displays to the military using TMOS in place of LCD technology as well as being able to design unique systems leveraging TMOS capabilities and attributes that other military contractors will not be able to match.

Target Partners

•                  Optical Thin Film Production: Uni-Pixel has entered into discussions with a set of potential partners for assistance in the development and manufacturing of its thin film stack.  Implementation of the TMOS architecture can be accomplished using a variety of materials that can achieve the required properties’ relationship between layers.  No new or unique materials will be required, rather just the optimization of existing materials as implemented within the process and system.  Initially Uni-Pixel will contract for development work with the objective of reaching a production agreement or joint venture with one or more thin film manufacturers.

•                  Drive Control Circuitry: Uni-Pixel has entered into discussions with a set of potential partners for assistance in the development and manufacturing of its unique drive control circuitry.  Uni-Pixel has developed unique IP that will be implemented through a “fabless” semiconductor model.  This may include potential development of new IP, cross licensing, and the use of certain existing semiconductor capabilities from one or more partners.  Uni-Pixel has developed a means to use off the shelf parts for certain drive control requirements that will allow it to produce products in the short term, as well as leveraging the enhancements that its own unique drive control provides over the longer term.  Uni-Pixel is working with its potential partners to negotiate terms and plans for both the short and longer term execution of its strategy.

•                  Manufacturing and Assembly Partners: Uni-Pixel has launched work with a set of strategic partners under an umbrella project with the Center for Advanced Microelectronics Manufacturing (CAMM) in Binghamton, NY.  CAMM’s mission is to assist companies with advancing their technologies into a roll to roll (or continuous flow) manufacturing process.  Uni-Pixel has engaged with CAMM and its partners on a development project to leverage the group’s resources and expertise to its requirements for production.

Target Customers

•                  Lockheed Martin: Uni-Pixel plans to sell TMOS panels to Lockheed Martin for implementation into unique military and avionics systems for resale to the government and industry.  These panels will be produced in small volumes and sold to Lockheed at relatively high margins attributable to their unique capabilities and lesser ruggedization requirements.

•                  Large Computer OEM: Uni-Pixel has delivered a unique proof of concept prototype device to a large computer system OEM under the terms of an engineering development agreement.  This early prototype established the first system for testing and evaluation of the architecture and operation of the system for gathering direct performance feedback.  Additional work continues specific to advancing this prototype to implementation within an end user product.

•                  Large Active Signage OEM: Uni-Pixel is in discussions with various potential partners in the vertical market of Active Signage.  Two dominant technologies exist in this vertical market, plasma displays for indoor applications and LED displays for outdoor applications.  Uni-Pixel’s technology offers unique and new capabilities that strongly differentiate it from both of these, and open a market not currently able to be targeted by either.

•                  Consumer Electronics Manufacturers (OEMs): Uni-Pixel has held initial exploratory meetings with a variety of consumer electronics OEMs that have all expressed a desire to leverage TMOS’ unique attributes in their products.  This includes a cell phone manufacturer, PDA manufacturer, and television producer.  Each of these interactions has resulted in a standing invitation to return for further engineering specific meetings as product development advances at Uni-Pixel.

SALES AND MARKETING

Uni-Pixel has begun discussions with end user product OEMs that have a strong desire to integrate TMOS flat panels into their products.  The OEMs that have been parties to these discussions are compelled by the advantages of TMOS flat panels as a significant differentiator for their products relative to their competition in their individual market segments.   Uni-Pixel believes that the proven entry into a single vertical market or application will drive the demand for expanded applications of TMOS flat panels to other product markets.

Uni-Pixel’s sales strategy intends to build a diverse revenue base that will derive revenues from multiple sources:

•                  Licensing revenues – Strategic manufacturing partners that license Uni-Pixel manufacturing processes for a manufacturing operation, cross licensed partners that produce portions of the materials or technology incorporated into TMOS displays, a silicon foundry partner that produces the display controller semiconductors.

•                  Product revenues – Integrators of display panel packages designed and built for small volume requirements such as military and avionics applications, or unique custom displays.

•                  Critical materials – Integrators or manufacturers that produce or assemble display panel packages.  For integrators this can include control driver chips from Uni-Pixel’s foundry partner.  For manufacturers this can include materials such as aerogel, nano – optical lens arrays, and transparent conductors that are used in the thin film layers of the display panel.

•                  Research contracts – Integrators that are seeking to leverage unique attributes that TMOS can potentially provide such as curved or shaped displays, transparent displays, or uniquely applied displays.  Uni-Pixel expects that initially the US Government will be a principal customer of this variety.

The Company plans to continue to create demand for its products by utilizing a “pull through” strategy with specific targeted OEMs in various market segments.  Uni-Pixel will actively pursue OEMs by using its prototypes to demonstrate the advantages that TMOS panels can provide both in cost and performance. Uni-Pixel expects to create OEM “pull” by gaining design wins for integration of TMOS display panel technology into established end user devices.

Uni-Pixel will advance its “Simply Superior” tag line and actively demonstrate the elegance and performance advantages of its unique pixel architecture within the industry in support of its direct sales work with OEMs.  Once the initial products reach the market featuring TMOS displays and Uni-Pixel begins to build momentum and manufacturing capacity within the industry, a marketing program will be launched to drive awareness of Uni-Pixel’s TMOS displays as a component “brand” within the end user products.   This marketing program will be designed to drive awareness and education among end users supporting TMOS’ unique capabilities and enhanced performance.  Uni-Pixel believes that it will be able to promote its brand as a valued component brand included within the OEM products as a part of its relationship with the end product OEMs.  Ultimately the goal of this marketing program will be to establish Uni-Pixel and its unique displays independently as a differentiating factor in end user products and to help promote the TMOS component value proposition for Uni-Pixel and its partner OEMs that implement TMOS displays in their products similar to what has been done in the PC industry by certain semiconductor companies.

RESEARCH AND DEVELOPMENT

From inception through December 31, 2005, Uni-Pixel has spent approximately $7.0 million on research and development activities with $2.8 million and $1.1 million invested in 2005 and 2004, respectively. Uni-Pixel continues conducting research and development both internally and externally and anticipates significantly higher investments going forward.

As of December 31, 2005, Uni-Pixel has two principal locations conducting internal research.  The Company’s headquarters and primary development site are located in Houston, TX and an advanced materials laboratory in Albuquerque, NM. The headquarters location includes a Class 100 clean room where display materials testing and assembly is conducted, an electronics lab, optical testing facilities, test and measurement equipment, and electronics development systems. The Albuquerque facility includes a wet lab station, a clean room, a scanning electron microscope and various other chemical and materials handling capabilities.

Currently, Uni-Pixel is engaged in the development of second phase prototypes to demonstrate the full functionality of the TMOS technology across multiple pixel sizes and a variety of commercial applications. The Company has engaged a set of external vendors to produce the material requirements of each layer that makes up Uni-Pixel’s display prototypes. These vendors will deliver to the Company the individually contracted elements as specified. Working with Lockheed Martin and other strategic partners, Uni-Pixel is advancing the individual elements into the Company’s next generation working prototype devices.

Uni-Pixel expects that these prototype devices will demonstrate the image and color generation capabilities of the Company’s TMOS displays in three pixel sizes, .25mm, .5mm, and 1mm. These devices will then be used to identify the specific issues related to performance optimization and to their integration into unique end-product applications.

The phase two prototypes will be the next phase of a product roadmap that targets the production of viable commercial display panels within twenty-four to thirty six months. The development process will also include selecting and completing the preferable manufacturing processes that will be transferable to joint venture partner operations or licensees.

Uni-Pixel plans to complete the development of the preferred manufacturing process within the Company’s laboratory environment and create a small-scale pilot production line that will be the research and development proving ground for a continuous flow manufacturing process followed by a roll to roll manufacturing process.

Research and development costs are expensed as incurred and include salaries and benefits, costs to third party contractors to perform research or other activities related to the Company’s research, professional fees related to intellectual property work, and a portion of facilities costs.

COMPETITION

The display industry in which Uni-Pixel operates is highly competitive. While existing flat panel display technologies such as LCDs and Plasma currently dominate the marketplace, Uni-Pixel will be more specifically competing against other emerging technologies such as OLED and LCoS.

Compared to its competition, Uni-Pixel believes it follows a more developed business model allowing the Company to benefit from the following factors:

•                  A wide range of opportunity to enter the market;

•                  The flexibility to pursue any and all market segments;

•                  The ability to be a supplier of key materials;

•                  The ability to profitably produce small volumes of unique displays;

•                  The ability to enable localized manufacturing

At the same time Uni-Pixel’s competitors typically follow only one or a subset of these factors providing a strategic advantage to Uni-Pixel.

Existing Technologies:

•                  Liquid Crystal Display (LCD) Competitors: LCD is currently the dominant technology in the FPD sector with 88% market share in 2005. Samsung Electronics and LG Philips LCD Co. Ltd. are market leaders while additional competitors include:  Sharp Electronics Corp., NEC Corp., Hitachi Ltd., AU Optronics Corp., Chi Mei Optoelectronics Corp., Chunghwa Picture Tubes Ltd., Quanta Corp. and HannStar Display Corp.

•                  Plasma: Another technology in the FPD market suffering from high power consumption and limited life span. Major competitors include:  Matsushita Electric Industry Co. Ltd., LG Electronics, Inc., Hitachi Ltd., LG Philips LCD Co. Ltd., Samsung Electronics, Pioneer Electronics and Sony Corp.

•                  Digital Light Processing (DLP) Competitors: Texas Instruments has pioneered the DLP technology, which is a micro-mechanical structure of moving mirrors on a silicon backplane. Texas Instruments has had significant success selling its DLP products to its customers in the business front projector market and the rear projection television market.  Its customers include:  Toshiba Corp., Thomson Multimedia, Mitsubishi Digital Electronics, LG Electronics and Samsung Electronics.

•                  High Temperature Polysilicon LCD (HTPS-LCD) Competitors: The HTPS-LCD technology, a transmissive FPD technology, is championed by Epson Corp., Sony Corp, Panasonic Corp., Hitachi Ltd., Skyworth Digital Hld., and Konka Group.
HTPS-LCD work especially well and have gained popularity in near-to-eye displays (for use in a camcorder viewfinder), front projectors (which uses a front-lens to stretch the image), and rear-projection TV sets.

•                  Amorphous Silicon (A-Si LCD): Operates through depositing amorphous silicon materials onto glass, building arrays of Field Effect Transistors (FETs). Competitors in this market include: Samsung Electronics, Sanyo Epson, International Display Technology Co. Ltd. and IBM Corp.

Emerging Technologies:

•                  OLED Competitors: Eastman Kodak Company has licensed a fluorescent OLED technology and other patents for display applications to a number of display manufacturers. In addition, Eastman Kodak and Sanyo Electric, through a joint venture known as SK Display Corporation, Samsung NEC Mobile Display Co., Ltd., RiTdisplay and Pioneer are presently manufacturing OLED products using OLED technologies. Eastman Kodak, Covion Organic Semiconductors GmbH, Universal Display Corp., and Idemitsu Kosan Co. are selling and licensing various forms of OLED materials and processes that will compete with Uni-Pixel’s proprietary TMOS technology. Another OLED industry participant, Cambridge Display Technology (CDT), Ltd., has licensed and is working with a number of display manufacturers on its polymer OLED technology. CDT recently formed a joint venture with Sumitomo Chemicals to produce and manufacture P-OLEDs.

•                  Liquid Crystal on Silicon (LCoS) Competitors: These companies are all producing different forms of a liquid crystal display on a silicon backplane, which are considered reflective technologies.  Companies competing in the reflective microdisplay market include Sony, JVC, Aurora, Syntax-Brillian, Spatialight, eLCOS and others.  We believe, LCoS has been perceived as a very difficult technology to manufacture as multiple major corporations have terminated their LCoS manufacturing efforts.

•                  Other Technologies: There are a number of other technologies under development that may some day compete with Uni-Pixel. These include “electronic paper,” “Non-Organic Thick Film Dielectric Electro Luminescent Technology” developed by iFire Technologies a unit of Westaim Corporation and flat CRT.

INTELLECTUAL PROPERTY

Starting in 2004, Uni-Pixel began a significant expansion of its Intellectual Property (IP) portfolio.  As a pioneer in the arena of near field optics applied to a MEMS based display technology, in many cases when Uni-Pixel solves a technology issue it creates a new invention.  Uni-Pixel has engaged one of the technology industry’s largest and most experienced IP firms (Fish and Richardson, LLP) to assist in the prosecution of a lengthy list of over forty potential inventions recently discovered in addition to over 21 new patent filings as of the end of 2005.  TMOS represents a “green field” technology in that it is a new approach to displays leveraging well known concepts in new ways.  This has created an unexplored arena for Uni-Pixel bearing new inventions and IP on a continuing basis.

The Company currently holds 7 granted patents relating to its TMOS technology. These patents have been filed in the United States as well as the largest markets across Europe including Austria, Belgium, Switzerland, Germany, France and Great Britain. These existing patents are set to expire 2011.

Patent Table

	Number of Patents
Description	Patents Issued	Patents Allowed	Patents Pending	Total Patents
Optical Display (base TMOS Patent)	7			7
Field Sequential Color Efficiency Enhancement		1	4	5
Common Ground Plane Discharge Circuit		1	3	4
Double-Electret MEMS Actuator			2	2
Z-Axis Redundant Display/Multilayer Display			2	2
Simple Matrix Addressing			2	2
Enhanced Bandwidth Data Encoding Method			3	3
Reducing Light Leakage and Improving Contrast Ratio Performance in FTIR Display Devices			1	1
Electromechanical Dynamic Force Profile Articulating Mechanism			1	1
Optical Microstructures for More Optical Light Extraction and Control (combined Microlens Extraction Structure & Microlens Anti-Stiction)			1	1
Mechanism to Mitigate Color Breakup Artifacts in Field Sequential Color Display Systems			1	1
	7	2	20	29

EMPLOYEES

We have eighteen full-time employees and two part-time employees. None of these employees is covered by a collective bargaining agreement, and we believe our relations with our employees are good. We may also employ consultants on an as-needed basis to supplement existing staff.

OUR COMPLIANCE WITH ENVIRONMENTAL PROTECTION LAWS

We are not aware of any current federal, state or local environmental compliance regulations that have a material effect on our business activities. We have not expended material amounts to comply with any environmental protection statutes and do not anticipate having to do so in the foreseeable future.

RISK FACTORS

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include the following:

Risks Related to our Business and Industry

We are a new business with limited operating history and our future profitability is uncertain and we anticipate future losses and negative cash flow, which may limit or delay our ability to become profitable.

We are attempting to obtain the necessary working capital for operations, but there can be no assurance we will obtain such financing. We have not yet demonstrated our ability to generate revenue, and there is no assurance that we will produce any material revenues for ourselves or our stockholders, or that we will operate on a profitable basis. As of December 31, 2005, we had an accumulated a total deficit during development stage of $14.6 million.

We are a development stage company with a limited operating history and no significant revenues to date. To date, we have had only a few revenue-generating services or development contracts.  We expect to expend significant resources on consultants, intellectual property protection, research and development, advertising, hiring of personnel and startup costs. As a result, we have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs and expenses related to prototype development, consulting costs, laboratory development costs, marketing and other promotional activities, the addition of engineering and manufacturing personnel, and the continued development of relationships with strategic business partners.

Since inception, we have generated limited revenues while incurring significant losses. We expect to incur losses for the foreseeable future and until such time, if ever, as we are able to achieve sufficient levels of revenue from the commercial exploitation of our TMOS technology and materials to support our operations. However, planned products based upon our TMOS technology may never become commercially viable. Markets for flat panel displays utilizing our proprietary TMOS technology may be limited. We may never generate sufficient revenues from the commercial exploitation of our TMOS technology and materials to become profitable. Even if we find commercially viable applications for our TMOS technology and materials, we may never recover our research and development expenses.

If we do not receive additional financing when and as needed in the future, we may not be able to continue the research, development and commercialization of our TMOS technology and materials.

Our capital requirements have been and will continue to be significant. We will likely require substantial additional funds in excess of our current financial resources in the future for research, development and commercialization of our TMOS technology and materials, to obtain and maintain patents and other intellectual property rights in these technologies and materials, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. Our cash on hand will likely not be sufficient to meet all of our future needs. When and as we need additional funds, such funds may not be available on commercially reasonable terms or at all. If we cannot obtain additional funding when and as needed, our business might fail. Additionally, if we attempt to raise funds in a future offering of shares of our common stock, preferred stock, warrants or depositary shares, or if we engage in acquisitions involving the issuance of such securities, the issuance of these shares could, subject to any anti-dilution provisions, dilute the ownership of our then-existing stockholders.

Our quarterly operating results are subject to substantial fluctuations, and you should not rely on them as an indication of our future results.

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the level of demand for our technology and products; our ability to attract and retain personnel with the necessary strategic, technical and creative skills required for effective operations; the amount and timing of expenditures by customers; the amount and timing of capital expenditures and other costs relating to the expansion of our operations; government regulation and legal developments; improvement of existing LCD and OLED technologies and introduction of other new flat panel display technologies; and general economic conditions. As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on our quarterly results. Due to all of these factors, our operating results may fall below the expectations of securities analysts, stockholders and investors in any future quarter.

Our brand name and technology may not be recognized in our marketplace so our results of operations and financial condition may suffer.

Our brand name and technology is new and unproven. If we are unable to effectively develop and timely promote our brand and technology and establish a leading position in our marketplace, our results of operations and financial condition will suffer. We believe that the importance of brand recognition and technology will increase over time. In order to gain brand recognition, we may increase our marketing and advertising budgets to create and maintain brand loyalty.

We may fail to protect adequately our proprietary technology, which would allow our competitors to take advantage of our research and development efforts.

Our long-term success largely depends on our ability to market technologically competitive processes and products. We rely on a combination of patent, trade secret and other intellectual property laws, confidentiality and security procedures and contractual provisions to establish and protect our proprietary rights in our technology, products and processes. If we fail to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary technologies. Our currently pending or future patent applications may not result in issued patents. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or from third parties infringing our patents or misappropriating our trade secrets or provide us with any competitive advantage. In addition, effective patent and other intellectual property protection may be unenforceable or limited in foreign countries. If a third party initiates litigation regarding the validity of our patents, and is successful, a court could revoke our patents or limit the scope of coverage for those patents.

We also rely upon trade secrets, proprietary know-how and continuing technological innovation to remain competitive. We protect this information with reasonable security measures, including the use of confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with strategic partners. It is possible that these individuals or companies will breach these agreements and that any remedies for a breach will be insufficient to allow us to recover our costs. Furthermore, our trade secrets, know-how and other technology may otherwise become known or be independently discovered by our competitors.

If we fail to enter cooperative research agreements, which we are presently negotiating with our projected research partners, we might not succeed in commercializing our TMOS technology and materials.

Research and development of commercially viable applications for our TMOS technology and materials may at some point depend substantially on the success of the work conducted by and with our present and future research partners. We cannot be certain that these research partners will make the additional advances in the research and development of these technologies and materials that may be essential to successfully commercialize our TMOS technology and materials. Moreover, although we fund TMOS technology research, the scope of and technical aspects of this research and the resources and efforts directed to this research currently are and may remain in large part subject to the control of our research partners.

If we cannot form and maintain lasting business relationships with flat panel display manufacturers or other targeted partners, or if we cannot obtain proprietary TMOS materials, our business strategy could suffer or fail.

Our business strategy includes some dependence upon our development and maintenance of commercial licensing and material supply relationships with high-volume manufacturers of flat panel displays. All of our current relationship discussions with display manufacturers are limited to technology exploration and the evaluation of our TMOS technology and materials for possible use in commercial display applications. Some or all of these relationships may not succeed or, even if they are successful, may not result in the display manufacturers’ entering into commercial licensing and material supply relationships with us.

Under our planned technology development and evaluation agreements, we intend to work with strategic partners to incorporate their technologies into our products for the commercial production of TMOS displays. However, many of these technology development and evaluation agreements may last for limited periods of time, such that our relationships with these partners could expire unless they continually are renewed. Our partners may not agree to renew their relationships with us on a continuing basis. In addition, we may continue working with certain strategic partners in evaluating our TMOS technology and materials after our existing agreements with them have expired while we are attempting to negotiate contract extensions or new agreements with them. Should our relationships with these partners not materialize, or once in place, not continue to be renewed, our business could suffer.

Our ability to enter into commercial licensing and material supply relationships, or to maintain our existing technology development and evaluation relationships, may require us to make financial or other commitments. We might not be able, for financial or other reasons, to enter into or continue these relationships on commercially acceptable terms, or at all. Failure to do so will likely harm our business strategy, operating results and long-term business prospects.

Our business prospects depend significantly on our ability to obtain proprietary materials for our own use and for potential sale to display manufacturers. Our currently proposed development and license agreement with the national laboratory may provide us with a source for certain of these materials for research, development and evaluation purposes. The current agreement with the national laboratory will potentially provide us with a source for these materials for commercial purposes. However, this license agreement is not yet effective. Our inability to reach a further agreement to obtain these certain materials from this national laboratory or another source would have a materially adverse effect on our ability to generate revenues from sales of these materials, as well as on our ability to perform research and development work. Further, failure to complete an agreement could preclude our ability to support display manufacturers that would choose to license our TMOS technology and materials for possible commercial use. Also, a license from the national laboratory may be subject to significant United States government rights and restrictions that may reduce the Company’s ability to enter into overseas manufacturing agreements and licenses.

The United States government will have certain rights to our TMOS technology that might prevent us from realizing the benefits of these technologies.

The United States government, through various government agencies, has provided and continues to provide funding to us for research activities related to certain applications of our TMOS technology. Because we have been provided with this funding, the government has rights to certain applications of our technology that could restrict our ability or our licenses to market products to the government for military and other applications, or to third parties for commercial applications. Moreover, if the government determines that we have not taken effective steps to achieve practical application of our patented inventions that were funded by the government in any field-of-use in a reasonable time, the government could require us to grant licenses to other parties in that field of use. Any of these occurrences would limit our ability to obtain the full benefits of our TMOS technology.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

A third party may sue us or one of our strategic collaborators for infringing its intellectual property rights. Likewise, we may need to resort to litigation to enforce our patent rights or to determine the scope and validity of third-party intellectual property rights.

The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. If we do not prevail in this type of litigation, we or our strategic collaborators may be required to pay monetary damages; stop commercial activities relating to the affected products or services; obtain a license in order to continue manufacturing or marketing the affected products or services; or compete in the market with a substantially similar product.

Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue some of our operations. In addition, a court may require that we pay expenses or damages, and litigation could disrupt our commercial activities.

If we are unable to keep up with rapid technological changes, our processes, products or services may become obsolete.

The flat panel display market is characterized by significant and rapid technological change. Although we will continue to expand our technological capabilities in order to remain competitive, research and discoveries by others may make our processes, products or services less attractive or even obsolete. If we cannot compete effectively in the marketplace, our potential for profitability and financial position will suffer.

If our TMOS technology and materials are not technically and commercially feasible for broad-based product applications, we may never generate revenues sufficient to support ongoing operations.

To generate revenues sufficient to support ongoing operations, our business strategy ultimately requires the development and maintenance of commercial licensing and material supply relationships with high-volume display manufacturers. Before display manufacturers will agree to utilize our TMOS technology and materials for wide-scale commercial production, they will likely require us to demonstrate to their satisfaction that our TMOS technology and materials are feasible for broad-based product applications of which there can be no assurances given. This, in turn, will require substantial advances in our research and development efforts in a number of areas, including: manufacturability; the development of feasible TMOS materials for TMOS displays; and issues related to scalability and cost-effective fabrication technologies for product applications.

Our efforts may never demonstrate the feasibility of our TMOS technology and materials for broad-based product applications.

Our research and development efforts remain subject to all of the risks associated with the development of new products based on emerging and innovative technologies, including, without limitation, unanticipated technical or other problems and the possible insufficiency of funds for completing development of these products. Technical problems may result in delays and cause us to incur additional expenses that would increase our losses. If we cannot complete, or if we experience significant delays in completing, research and development of our TMOS technology and materials for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail.

Even if our TMOS technology is technically feasible, it may not be adopted by display manufacturers.

The potential size, timing and viability of market opportunities targeted by us are uncertain at this time. Market acceptance of our TMOS technology and materials will depend, in part, upon the technology’s providing benefits greater than or comparable to cathode ray tubes, or CRT, plasma display and LCD technologies (the current standard display technologies) at an appropriate cost, and the adoption of our TMOS technology by consumers and manufacturers, neither of which has been achieved. Also, many potential licensees of our TMOS technology currently manufacture flat panel displays utilizing competing technologies, and may, therefore, be reluctant to redesign their products or manufacturing processes to incorporate our TMOS technology. Moreover, there may be a number of additional technologies that display manufacturers need to utilize in production or may need to be used in conjunction with our TMOS technology in order to bring TMOS displays and products containing them to the market. If display manufacturers are unable to obtain access to these additional technologies, they may not utilize our TMOS technology.

The flat panel display market is currently, and we believe will likely continue to be for some time, dominated by displays based on LCD technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of LCDs. Additionally, several other flat panel display technologies have been, or are being, developed, including technologies for the production of field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. Of particular note, competing OLED technologies have entered the marketplace prior to TMOS and may become entrenched in the flat panel industry before our TMOS technology has a chance to become widely utilized. In each case, advances in LCD, OLED, or other flat panel display technologies could result in technologies that are more cost-effective, have fewer display limitations, or can be brought to market faster than our TMOS technology. These advances in competing technologies might cause display manufacturers to avoid entering into commercial relationships with us, or not renew planned or existing relationships with us.

We believe that TMOS display technologies ultimately may be able to overcome certain existing limitations of LCD and other flat panel display technologies, such as high power consumption, costly manufacturing methods, poor contrast ratios and limited viewing angles, for many product applications. However, other companies may succeed in improving these competing display technologies, or in developing new display technologies, that are superior to our TMOS display technology in various respects. We cannot predict the timing or extent to which such improvements or developments may occur. If our TMOS technology is unable to capture a substantial portion of the overall display market for these competitive reasons, our business strategy may fail.

Many of our competitors have greater resources, and it may be difficult to compete against them.

The flat panel display industry is characterized by intense competition. Many of our competitors have better name recognition and substantially greater financial, technical, manufacturing, marketing, personnel and/or research capabilities than we do. They have made and continue to make substantial investments in improving their technologies and manufacturing processes. In addition, we believe that at times in the past, some plasma and LCD display panel manufacturers have priced their products below the marginal cost of production in an attempt to establish, retain or increase market share. Because of these circumstances, it may be difficult to compete successfully in the display market.

The loss of the services of our key management and personnel or the failure to attract additional key personnel could adversely affect our ability to operate our business.

A loss of one or more of our current officers or key employees could severely and negatively impact our operations. Specifically, the loss of services of Frank M. DeLape, Chairman of the Board, Reed J. Killion, President, Jim Tassone, Chief Financial Officer, Martin G. Selbrede, Chief Science Officer, Dan Van Ostrand, Executive Vice President, William Walker, Chief Technology Officer or B. Tod Cox, Vice President of Engineering, none of whom has an employment agreement with us except for Mr. DeLape, Mr. Killion and Mr. Tassone, could significantly harm our business. We have no present intention of obtaining key-man life insurance on any of our executive officers or management. While we intend to enter into new employment agreements with our management and other key personnel, there is no guarantee that these will be found to be enforceable if challenged. Additionally, competition for highly skilled technical, managerial and other personnel is intense. As our business develops, we might not be able to attract, hire, train, retain and motivate the highly skilled managers and employees we need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail.

Uni-Pixel is receiving limited indemnification from certain current and former principals of our predecessor company, Real-Estateforlease.com, Inc.

Although the predecessor company to Uni-Pixel and Real-Estateforlease.com, Inc., Super Shops, Inc., filed for bankruptcy and received plan confirmation for its plan of reorganization on July 31, 2000, Uni-Pixel, Inc. has never filed nor been a party to any reorganization, liquidation or other proceeding under the Federal Bankruptcy Code and may therefore have liabilities of which we are currently unaware. Uni-Pixel received typical representations and warranties from the former principals of Real-Estateforlease.com, Inc. pursuant to the merger agreement by and among Real-Estateforlease.com, Inc., Uni-Pixel Displays, Inc., Gemini V, Inc. and Uni-Pixel Merger Sub, Inc. However, Uni-Pixel will only receive the following indemnification protection from the former principals of Real-Estateforlease.com, Inc. for its liabilities and claims: (i) for the period of July 31, 2000 (the confirmation date of Super Shops, Inc.’s plan of reorganization) through June 13, 2001 from Halter Financial Group, Inc., a stockholder of Real-Estateforlease.com, Inc.; (ii) for the period of June 14, 2001 through November 14, 2004 from David DiSalvo, the former President, Secretary, Treasurer and sole board member for Real-Estateforlease.com, Inc.; and (iii) for the period of November 15, 2004 going forward from Frank M. DeLape, the current Chairman of the Board of Uni-Pixel, Inc.

The indemnification protection provided by Halter Financial Group, Inc., David DiSalvo and Frank M. DeLape is further limited, in the aggregate, to the value of our Common Stock received by each of the indemnitors in the merger transaction with Real-Estateforlease.com, Inc. determined by multiplying the number of shares of Common Stock received by each pursuant to the merger by $1.75. Frank M. DeLape received approximately 1,812,800 shares of Common Stock, Halter Financial Group received approximately 380,000 shares of Common Stock and David DiSalvo received approximately 75,000 shares of Common Stock. Therefore, the highest dollar amount that any one of these parties will indemnify us for during his or its indemnification period as described in the preceding paragraph, is $3,172,400.

If indemnification claims do arise with respect to any liabilities or claims of or against Real-Estateforlease.com, Inc., and either (i) Messrs. DiSalvo, Halter and DeLape are unable to satisfy their indemnification obligations to us, or (ii) such liabilities or claims exceed $3,172,400, we would suffer a loss, which loss would impact our financial condition and the value of our Common Stock and Series A Preferred Stock. If the liability or claim is substantially in excess of $3,172,400, we might be forced to seek bankruptcy protection.

The flat panel display industry has historically experienced significant downturns, which may adversely affect the demand for and pricing of our TMOS technology and materials.

The flat panel display industry has experienced significant periodic downturns, often in connection with, or in anticipation of, declines in general economic conditions. These downturns have been characterized by lower product demand, production overcapacity and erosion of average selling prices. Our business strategy to some degree is dependent on display manufacturers building and selling displays that incorporate our TMOS technologies and materials. Industry-wide fluctuations and downturns in the demand for flat panel displays, and low power consumption or high performance displays in particular, would likely affect the demand for and pricing of our TMOS technologies and materials and could cause significant harm to our business.

Risks Related to Owning Our Securities

Since first trading on February 3, 2005, our Common Stock has traded only sporadically and is expected to experience significant price and volume volatility in the future which substantially increases the risk of loss to persons owning our Common Stock.

There was no public market for our Common Stock prior to February 3, 2005. At best, only a limited market has developed and is expected to continue to develop in the foreseeable future for our Common Stock. Because of the limited trading market for our Common Stock, and the possible price volatility, you may not be able to sell your shares of Common Stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our Common Stock may suffer greater declines because of its price volatility.

We cannot predict the extent to which investor interest in our stock will create or sustain an active and orderly trading market. If such a market were to develop, the market price of our Common Stock may continue to be highly volatile. The sale of a large block of shares could depress the price of our Common Stock to a greater degree than a company that typically has a higher volume of trading in its securities. The value of your investment could decline due to the impact of any of the following factors upon the market price of our Common Stock:

•                                          Disappointing results from our development efforts;

•                                          Failure to meet our revenue or profit goals or operating budget;

•                                          Decline in demand for our Common Stock;

•                                          Downward revisions in securities analysts’ estimates or changes in general market conditions;

•                                          Technological innovations by competitors or in competing technologies;

•                                          Investor perception of our industry or our prospects;

•                                          General economic trends;

•                                          Variation in our quarterly operating results, including our inability to increase revenues;

•                                          Announcement of new customer relationships by our competitors;

•                                          Departures of our executive officers;

•                                          General conditions in the worldwide economy, including fluctuations in interest rates;

•                                          Developments in patents or other intellectual property rights and litigation;

•                                          Developments in our relationships with our customers and suppliers;

•                                          Any significant acts of terrorism against the United States; and

•                                          Our currently limited public float.

Our Common Stock has traded as low as $3.00 and as high as $5.50 during a period of less than six months. In addition to volatility associated with Bulletin Board securities in general, the markets for high technology stocks have experienced extreme volatility that has often been unrelated to the operating performance of the particular companies. These broad market fluctuations may adversely affect the trading price of our common shares.

We are not required to meet or maintain any listing standards for our Common Stock to be quoted on the OTC Bulletin Board, which could affect our stockholders’ ability to access trading information about our Common Stock

The OTC Bulletin Board is separate and distinct from the Nasdaq Stock Market. Although the OTC Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers, Inc. (“NASD”) that displays real-time quotes, last sale prices, and volume information in over-the-counter equity securities like our Common Stock, we are not required to meet or maintain any qualitative or quantitative listing standards for our Common Stock to be quoted on the OTC Bulletin Board. Our Common Stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange which could affect our stockholders’ ability to access trading information about our Common Stock.

The OTC Bulletin Board is generally considered to be a less efficient market than the established exchanges or the Nasdaq markets. While we anticipate seeking to be listed on the Nasdaq Stock Market or a national exchange at some time in the future, it is impossible at this time to predict when, if ever, such application will be made or whether such application will be successful.

Our Common Stock may be subject to penny stock rules, which make it more difficult for our stockholders to sell their Common Stock

Our Common Stock is subject to certain rules and regulations relating to “penny stocks” (generally defined as any equity security that is not quoted on the Nasdaq Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain “sales practice requirements” for sales in certain non-exempt transactions (i.e., sales to persons other than established customers and institutional “accredited investors”), including requiring delivery of a standardized risk disclosure document relating to the penny stock market and monthly statements disclosing recent bid and offer quotations for the penny stock held in the account, and certain other restrictions. If the broker-dealer is the sole market maker, the broker-dealer must disclose this, as well as the broker-dealer’s presumed control over the market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. For as long as our securities are subject to the rules on penny stocks, the liquidity of our Common Stock could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future.

ITEM 2. DESCRIPTION OF PROPERTY

Our main corporate offices and research and development facility are located at 8708 Technology Forest Place, Suite 100, The Woodlands, TX 77381. We currently lease approximately 13,000 square feet of space at this facility.

The Company has an advanced materials laboratory located on Kirtland Air Force base in Albuquerque, NM. We currently lease approximately 4,000 square feet of space at this facility.

ITEM 3. LEGAL PROCEEDINGS

The Company from time to time may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Since January 18, 2006, our Common Stock has been traded on the OTC Bulletin Board under the symbol “UNXL”. From February 3, 2005 to January 18, 2006, our Common Stock was quoted on the “pink sheets” published by the Pink Sheets LLC under the symbol “UNXL.” Prior to February 3, 2005, our shares of Common Stock were traded under the symbol “REFL.” We changed our name to “Uni-Pixel, Inc.” from “Real-Estateforlease.com, Inc.” at the annual meeting of our stockholders held in January 2005. The market for our common stock is limited and volatile. The following table sets forth the range of high and low bid quotations or high and low closing prices, as applicable, for our Common Stock for each of the periods indicated as reported by the Pink Sheets or the OTC Bulletin Board. The prices for the Pink Sheets and the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commissions. The OTC Bulletin Board and AMEX prices listed below may not represent actual transaction prices.

	Year Ended December 31, 2005		Year Ended December 31, 2004
	High	Low	High	Low
First Quarter	$4.00	$0.15	$0.01	$0.01
Second Quarter	5.20	4.40	0.01	0.001
Third Quarter	5.50	3.75	0.002	0.001
Fourth Quarter	5.00	3.00	0.15	0.002

Holders

As of February 28, 2006, we had 1,056 stockholders of record of our Common Stock.

Dividends

The Company has never paid dividends on Common Stock. Currently, the Company anticipates that it will retain earnings, if any, to support operations and to finance the growth and development of its business and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The holders of Series A Preferred Stock will receive cumulative annual dividends, payable in shares of Series A Preferred Stock or cash, at the option of the Board of Directors, at an annual rate of 6% ($0.21 per share), payable on December 31 of each year commencing December 31, 2005. Unpaid dividends will accumulate and be payable prior to the payment of dividends on shares of Common Stock. Cash dividends will only be payable from funds legally available therefore, when and as declared by the Board of Directors of the Company, and unpaid dividends will accumulate until the Company can legally pay the dividends. In 2005, the Company paid accumulated dividends to the holders of Series A Preferred Stock in the amount of 156,507 shares of Series A Preferred Stock, as well as 149,479 common shares.

Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933 during the year ended December 31, 2005, that were not previously disclosed in one of our periodic reports during the year.

During the 4th quarter of 2005, we issued 330,000 options to purchase our Common Stock with an exercise price of $4.00 per share to various employees. The options vest ratably over a three year period from the date of grant. The issuance was exempt from registration under the Securities Act pursuant to Rule 701 thereunder.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the consolidated financial statements including the notes thereto.

Overview

Uni-Pixel is a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. As of December 31, 2005, we had accumulated a total deficit of $14.6 million from operations in pursuit of this objective.

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

Through December 31, 2005, we have been primarily engaged in developing our initial product technology, recruiting personnel, commencing our U.S. operations and raising capital. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2006. We will finance our operations primarily through our existing cash and possible future financing transactions.

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

As of December 31, 2005, we had cash and cash equivalents of $2.3 million.  We believe that our existing capital resources are adequate to finance our operations until May 2006, however our long-term viability is dependent upon successful operation of our business, our ability to develop our manufacturing process, the development of our products and our ability to raise additional debt and equity to meet our business objectives.

The financial statements presented in this annual report include Uni-Pixel, Inc. and our wholly-owned subsidiary, Uni-Pixel Displays, Inc. All significant intercompany transactions and balances have been eliminated. Uni-Pixel Displays, Inc. was, for accounting purposes, the surviving entity of the merger, and accordingly for the periods prior to the merger, the financial statements reflect the financial position, results of operations and cash flows of Uni-Pixel Displays, Inc.  The assets, liabilities, operations and cash flows of Real-Estateforlease.com, Inc. are included in the consolidated financial statements from December 10, 2004 onward.

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 3 of Notes to the audited Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control.  As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The following discusses our significant accounting policies and estimates.

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

Stock-Based Compensation:  We account for our stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123— “Accounting for Stock Based Compensation.” Under SFAS No. 123,

we are permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB No. 25”), and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. We have elected to continue following the provisions of APB No. 25. Stock options issued to persons other than employees or directors are recorded on the basis of their fair value as required by SFAS No. 123.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Years Ending December 31, 2005 and 2004

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

Revenues decreased to $19,689 for the year ended December 31, 2005, as compared to $290,387 for the year ended December 30, 2004, due to the revenues recognized from the work specific to a development contract during each of those respective periods.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of products or services including internal labor costs. Cost of revenues for the year ended December 31, 2005 decreased to $9,844 as compared to $145,194 for the previous year, due to the decrease in revenues recognized from the work specific to a development contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 39% or $651,121, to $2,331,743 for the year ended December 31, 2005 from $1,680,622 for the year ended December 31, 2004. The major components of the increase are as follows:

a)  Salaries and benefits decreased by approximately $72,000 to $1,005,000 for the year ended December 31, 2005 from $1,077,000 for the year ended December 31, 2004, due to a decrease in the number of selling, general and administrative employees;

b) Contract labor increased by approximately $132,000 to $183,000 for the year ended December 31, 2005 from $51,000 for the year ended December 31, 2004;

c) Legal expense decreased by approximately $16,000 to $402,000 for the year ended December 31, 2005 from $418,000 for the year ended December 31, 2004;

d) Accounting expense increased by approximately $12,000 to $36,000 for the year ended December 31, 2005 from $24,000 for the year ended December 31, 2004 due to an increase in accounting expenses related to audits and reporting required for the preparation of the Form 10-SB, as amended, filed with the Securities and Exchange Commission on July 22, 2005;

e) Office expense increased by approximately $64,000 to $88,000 for the year ended December 31, 2005 from $24,000 for the year ended December 31, 2004;

f) Travel expense increased by approximately $54,000 to $79,000 for the year ended December 31, 2005 from $25,000 for the year ended December 31, 2004; and

g) Depreciation and amortization expense increased by approximately $178,000 to $190,000 for the year ended December 31, 2005 from $12,000 for the year ended December 31, 2004 as a result of an increase in property and equipment during the twelve months ended December 31, 2005.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $1,617,400 during the year ended December 31, 2005 to $2,758,739 from $1,141,339 for the year ended December 31, 2004. The major components of the increase are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $285,000 to $1,203,000 for the year ended December 31, 2005 from $918,000 for the year ended December 31, 2004 due to an increase in the number of research and development employees and the level of compensation for these employees, including executive pay increases;

b) Consulting expense attributable to research and development increased by approximately $817,000 to $964,000 for the year ended December 31, 2005 from $147,000 for the year ended December 31, 2004 primarily due to increased services related to prototype development;

c) Lab expense increased by approximately $197,000 to $202,000 for the year ended December 31, 2005 from $5,000 for the year ended December 31, 2004; and

d) Travel expense attributable to research and development increased by approximately $164,000 to $201,000 for the year ended December 31, 2005 from $37,000 for the year ended December 31, 2004.

OTHER INCOME (EXPENSE).

a) Other income decreased to $0 for the year ended December 31, 2005 as compared to $886,886 for the year ended December 31, 2004, primarily due to a one time gain on forgiveness of accrued wages, employee notes and related accrued interest.

b) Debt issuance expense decreased to $0 for the year ended December 31, 2005 as compared to $125,000 for the year ended December 31, 2004, due to the finalization of debt utilization for funding in 2004.

c) Interest income (expense), net increased to $113,847 for the year ended December 31, 2005 as compared to an expense of $400,450 for the year ended December 31, 2004 primarily due to the investment of proceeds from the sale of shares of our Series A Preferred Stock 2005.  During 2004, we incurred interest expense because of the impact of debt associated with loans that were repaid in December 2004 with the proceeds from the sale of our Series A Preferred Stock.

NET LOSS.   Net loss increased to $4,966,790 for the year ended December 31, 2005, as compared to $2,315,332 for the year ended December 31, 2004. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the year ended December 31, 2005 was $5,740,517 as compared to a net loss attributable to common stockholders of $2,351,047 for the year ended December 31, 2004. The net loss attributable to common stockholders for the twelve months ended December 31, 2005 and December 31, 2004, includes $773,727 and $35,715 of accrued but unpaid preferred stock dividends, respectively.

Comparison of Fiscal Years Ending December 31, 2004 and 2003

REVENUES.  Revenues increased to $290,387 for the year ended December 31, 2004, as compared to $98,543 for the year ended December 30, 2003, primarily due to the recognition of deferred revenues resulting from the delivery of a prototype associated with a development contract.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of products or services including internal labor costs. Cost of revenues for the year ended December 31, 2004 increased to $145,194 as compared to $49,133 for the previous year due to the associated increase in contract engineering and prototype development revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 83% or $762,181, to $1,680,622 for the year ended December 31, 2004 from $918,441 for the year ended December 31, 2003 due primarily to an increase of $279,000 in salary expense and an increase in legal fees of $361,000.

RESEARCH AND DEVELOPMENT. Research and Development expenses increased by approximately $211,000 during the year ended December 31, 2004 to $1,141,339 from $930,678 for the year ended December 31, 2003. This increase in costs was attributable to the increase of additional development staffing with salary costs increasing by approximately $300,000 to $1,069,000 for the year ended December 31, 2004 from $739,000 for the year ended December 31, 2003.

OTHER INCOME. Other income increased to $886,886 for the year ended December 31, 2004 as compared to $0 during the year ended December 31, 2003, primarily due to a one time gain on forgiveness of accrued wages, employee notes and related accrued interest.

INTEREST EXPENSE. Interest expense increased to $400,450 for the year ended December 31, 2004 as compared to $268,281 for the year ended December 31, 2003, primarily to due to the impacts of additional debt financing.

NET LOSS. Net loss decreased to $2,315,332 for the year ended December 31, 2004, as compared to $2,492,123 for the year ended December 31, 2003.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the year ended December 31, 2005 increased to $4,852,594 as compared to $2,285,500 used for the year ended December 31, 2004. The increase is primarily a result of increases in research and development spending and general and administrative expenses resulting from additional employee salary and related employee costs.

Investing Activities

Cash used for investing activities during the year ended December 31, 2005 amounted to $1,018,191, as compared to $15,077 used for investing activities for the year ended December 31, 2004 due to our increased spending on computers, furniture, laboratory, metrology and testing equipment in Fiscal 2005.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements of common stock, convertible investor notes, and a preferred stock offering which we closed in December 2004 and January 2005.

The total net cash provided by financing activities was $2,856,529 for the year ended December 31, 2005, which includes:

•                  $104,567 payments on notes payable to a related party;

•                  $161,796 net proceeds from a note payable from Bank of America to purchase equipment; and

•                  $2,799,300 net from cash sales of shares of our Series A Preferred Stock.

The total net cash provided by financing activities was $7,623,458 for the year ended December 31, 2004, which includes:

•                  $20,000 payments on notes payable to a related party;

•                  $1,400,000 received from cash sales of convertible investor notes provided by financing activities for the year ended December 31, 2004 which were converted to our common stock during December 2004;

•                  $1,470,672 payments on convertible notes payable;

•                  $7,649,330 net from cash sales of shares of our Series A Preferred Stock; and

•                  $64,800 net from proceeds from the issuance of common stock .

Working Capital

As of December 31, 2005, we had a cash balance of $2.6 million.  We project that current cash reserves will sustain our operations at least through May 2006, and we are not aware of any trends or potential events that are likely to impact our short term liquidity through this term.  As discussed above, during the year ended December 31, 2005, we had unusually high expenses associated with independent contractors, accountants and attorneys associated with the preparation and filing of our Form 10-SB, and associated securities work.  As a result, we do not believe that those expenses are reflective of future expenses through the end of 2006.

We are a development stage company and have not experienced significant operations since our formation. We reached a positive working capital position as of the first quarter of 2005 as a result of our financing activities. We have incurred significant operating losses during the years ended December 31, 2002, 2003, 2004 and 2005. We intend to utilize a proprietary methodology for development of our displays. Our principal activities, from the beginning of the development stage, have been organizational matters, capital raising activities including issuance of stock, product research and development, fund raising, and market research.

To date, we have had only a few revenue-generating services or development contracts.  These include a prototype development agreement with a large personal computer company, and a Small Business Innovation Research (SBIR) Phase One agreement with the U.S. Air Force for $98,214 and a follow-on Phase Two agreement for $686,966.  We also entered into a prototype development agreement with Lockheed Martin, a large military contractor, in October 2005, for which we have received full payment from Lockheed Martin.  Our immediate customer prospects are limited to Lockheed Martin, with which we entered into a License and Strategic Business Agreement dated October 5, 2005.   See “Risk Factors” included in this report.

Management will work to establish specific applications for our display technology that will generate significant revenues, and cash flows to support operations. Our ability to continue as a going concern will be dependent upon achieving profitable operations, and obtaining additional funding from current shareholders and new investors.

In December 2005, we entered into an agreement with CIBC World Markets Corp. (“CIBC”) whereby we retained CIBC to act, on an exclusive basis, as our agent in a private placement of one or more classes of series of securities to a limited number of sophisticated investors. Management is currently in negotiations with a number of strategic investors, who have expressed an interest in making an investment in the Company. These discussions are ongoing, and some of the potential investors are currently conducting their due diligence procedures. However, there can be no assurance of the outcome of these negotiations. In the event the Company is not able to secure equity financing on acceptable terms, the Company’s ability to develop its technology and achieve profitability may be adversely affected.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are included in this report as set forth in the “Index to Financial Statements.” See F-1 for Index to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” is defined in Rules 13a -15(e) and 15d – 15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time period specified. As of December 31, 2005, management, including the Principal Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Principal Executive Officer and the Chief Financial Officer, concluded that as of December 31, 2005, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles, generally accepted in the United States. Bases on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect , our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of all of our directors and executive officers as of February 28, 2006. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Title
Reed J. Killion	43	President, Principal Executive Officer and Director
Frank DeLape	52	Chairman of the Board
James A. Tassone	42	Chief Financial Officer
William Walker	50	Chief Technology Officer
B. Tod Cox	36	Vice President of Engineering
Martin G. Selbrede	47	Chief Science Officer
Dan Van Ostrand	40	Vice President Research and Development

Biographical information with respect to our executive officers and directors is provided below. There are no family relationships between any of our executive officers or directors.

Reed J. Killion, President, Principal Executive Officer and Director – Mr. Killion is a member of Uni-Pixel’s board of directors and has served as the President and Principal Executive Officer of the Company since September 2004. Previously, Mr. Killion served as Uni-Pixel’s Executive Vice President of Business Development and has been a member of Uni-Pixel’s Board of Directors since April 2002. Prior to joining Uni-Pixel, Mr. Killion was Vice President of Business Development for LogiCom from 1999 until 2002. LogiCom is a technology consulting firm and manufacturers’ representative based in Austin, Texas. Compaq, Dell, Siemens, NVIDIA, Vanguard, Atmel, Foxconn, Seiko (SMOS) and DCM Technologies are among the companies Mr. Killion has worked with over the years. Mr. Killion holds a Bachelors Degree in Finance from the University of Mississippi.

Frank DeLape, Chairman – Mr. DeLape has served as Uni-Pixel’s Chairman of the Board since November 15, 2004. Mr. DeLape has been Founder, Chairman and CEO of Benchmark Equity Group, Inc. since 1994. Benchmark provides private equity and debt financing from various funds and other investors. Prior to founding Benchmark in 1994, Mr. DeLape spent eleven years in executive management roles for various companies. Mr. DeLape is also Founder and Managing General Partner of Trident Growth Fund, a government-licensed Small Business Investment Corporation, SBIC. From August 2001 to November 2005, Mr. DeLape served as Executive Chairman of the Board and a major shareholder of Isolagen, Inc., a company listed on the American Stock Exchange (symbol: ILE). Isolagen, Inc. specializes in the development and commercialization of autologous cellular therapies for soft and hard tissue regeneration.

James A. Tassone, Chief Financial Officer – Mr. Tassone has been the Chief Financial Officer of Uni-Pixel since he joined the Company in August 2003. Mr. Tassone served as a part-time consultant to the Company from June 2002 to August 2003. Mr. Tassone was appointed Secretary of the Company in January 2005. From June 1999 to August 2003, Mr. Tassone was the Managing Director and Chief Financial Officer of Mindwave Research, Inc., a company he founded in June 1999, and for which he continues to serve on the board of directors. Mindwave Research is a primary market research company for high technology clients. From 1997 until June 1999, Mr. Tassone was the Director of Research for Reality Research, a subsidiary of CMP Media (a high tech industry-focused publishing company). Mr. Tassone has a Bachelors Degree in Finance and Engineering Management from the University of Texas at Austin.

William Walker, Chief Technology Officer – Mr. Walker joined Uni-Pixel Displays, Inc. in November 2005, after having served Hewlett-Packard (formerly Compaq) (“HP/Compaq”) for the previous 15 years. As a Distinguished Technologist on the HP/Compaq Technical Staff, Mr. Walker defined and developed architectures and VLSI/ASIC for a wide variety of products and technology over the years. (These include keyboards, desktop, portables, network switches, as well as file/computer server chipsets.) Prior to joining HP/Compaq in 1989, Mr. Walker was a VLSI/ASIC developer and subsystems architect for Sperry Univac in their mainframe group in Roseville, MN. Mr. Walker has over 20 patents in various areas of technology, and holds a Bachelors Degree in Engineering from the Bluefield State College in West Virginia.

Tod Cox, Vice President of Engineering - B. Tod Cox joined Uni-Pixel in 2004 as Vice President of Engineering.  Prior to joining Uni-Pixel, Mr. Cox was at HP/Compaq where he served most recently as the Director of Blade Server Engineering leading the initiative to design and deliver enterprise class blade servers.  His prior hardware engineering leadership at HP/Compaq resulted in the introduction of numerous products in that company’s server lines.  Mr. Cox holds a BS and an MS in Electrical Engineering from Texas A&M University, an MS in Industrial Engineering from the University of Houston, and an MBA from Rice University.

Martin G. Selbrede, Chief Science Officer – Mr. Selbrede is the inventor of Uni-Pixel’s core TMOS technology and has served as Uni-Pixel’s Chief Science Officer since February 2001, and as Chief Technology Officer from November 2000 to February 2001. Mr. Selbrede worked at Continental Imaging Center, Inc., a privately held Los Angeles-based computer graphics company, that he co-founded, for 23 years prior to joining Uni-Pixel. Mr. Selbrede holds no college level degrees, but attended Harvey Mudd College of Science and Engineering from 1974 to 1977. He also participated in the founding of CTXT Systems, Inc. (1985) and Ticom Technologies, Inc. (1990), serving as Chief Technology Officer for both companies.

Dan Van Ostrand, Vice President of Research and Development – Mr. Van Ostrand has served as a Vice President of Uni-Pixel since its inception in February of 1998. Mr. Van Ostrand has over twenty-four years experience in corporate operations, project management, systems engineering and systems design and has been involved in the establishment, funding and management of Uni-Pixel as well as leading the development of its TMOS technology. As co-owner from 1984 through 1992 of a closely-held company that designed ruggedized VME-based tactical computer systems for the United States Army, he was exposed to and became interested in the design, development and engineering principles of flat panel display technology. Mr. Van Ostrand was a Systems Engineer from 1980 until 1992 for Informatics General, Magnavox, Teledyne and the Jet Propulsion Laboratory. He has a Bachelors of Administration Degree with a double major in Math and Computer Science from Mid-America Nazarene University.

The Board members serve for a period of one year until the next annual meeting of our shareholders. Our executive officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee Financial Expert

We are not currently a listed company within the meaning of Rule 10A-3 of the Exchange Act and, therefore, are not required to have an audit committee or, accordingly, an audit committee financial expert. Nevertheless, our Board of Directors performs the functions of an audit committee and Frank DeLape, one of our directors, serves in a capacity similar to that of an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the registered class of the Company’s equity securities to file with the SEC reports of ownership and changes in ownership of the Company’s Common Stock. Directors, executive officers and greater than 10% beneficial stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of these reports furnished, management believes that the directors, executive officers and greater than 10% stockholders filed all reports required by Section 16(a) of the Exchange Act with respect to the year ended December 31, 2005 on a timely basis.

Code of Ethics Disclosure

As of December 31, 2005, we had not adopted a Code of Ethics for our principal executive, financial and accounting officers or persons performing similar functions, as required for listed issuers by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

As of March 15, 2006, our Code of Ethics has been adopted by the board of directors and is filed as an exhibit to this
10K-SB.

ITEM 10. EXECUTIVE COMPENSATION

Executive Officer Compensation.

The following table sets forth information regarding annual and long-term compensation with respect to the fiscal years ended December 31, 2005 and 2004, paid or accrued by us to or on behalf of those persons who were, during the fiscal year ended December 31, 2005, our President and our most highly compensated executive officers (the “Named Executive Officers”).

Summary Compensation Table

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (1)	Restricted Stock Awards ($)	Securities Underlying Options (#)
Reed J. Killion	2005	195,000	12,000	12,000	—	450,000	(2)
President (Principal Executive Officer) and Director	2004	150,000	10,000	—	—	—

Frank DeLape	2005	250,000	—	15,000	—	600,000	(3)
Chairman of the Board of Directors	2004	—	—	—	—	—

James A. Tassone	2005	145,000	5,000	6,000	—	200,000	(4)
Chief Financial Officer	2004	120,000	5,000	—	—	—

William Walker (5)	2005	110,000	500	—	—	100,000	(6)
Chief Technology Officer	2004	—	—	—	—	—

B. Tod Cox	2005	120,000	5,000	—	—	150,000	(7)
Vice President of Engineering	2004	5,000	500	—	—	—

(1).            Excludes perquisites and other personal benefits unless such compensation was greater than $50,000 or 10% of the total annual salary and bonus of the individual.

(2).            Mr. Killion was granted 450,000 stock options on March 5, 2005 at $4.00 per share of which 150,000 options vest on March 5, 2006, 150,000 options vest on March 5, 2007 and 150,000 options vest on March 5, 2008.

(3).            Mr. DeLape was granted 600,000 stock options on March 5, 2005 at $4.00 per share which vest monthly over 46 months beginning March 31, 2005.

(4).            Mr. Tassone was granted 200,000 stock options on April 19, 2005 at $4.00 per share of which 66,667 options vest on April 19, 2006, 66,667 options vest on April 19, 2007 and 66,666 options vest on April 19, 2008.

(5).            Mr. Walker’s annual salary is $215,000. Mr. Walker became a full time employee during 2005.

(6).            Mr. Walker was granted 100,000 stock options on November 15, 2005 at $4.00 per share of which 33,334 options vest on November 15, 2006, 33,333 options vest on November 15, 2007 and 33,333 options vest on November 15, 2008.

(7).            Mr. Cox was granted 150,000 stock options on April 19, 2005 at $4.00 per share of which 50,000 options vest on April 19, 2006, 50,000 options vest on April 19, 2007 and 50,000 options vest on April 19, 2008

Stock Options

The following table sets forth information concerning individual grants of stock options made during our last fiscal year to our Named Executive Officers. No stock appreciation rights were issued during the fiscal year.

Option Grants in Last Fiscal Year

Individual Grants

Name	Number of securities underlying options granted (#)	Percent of total options granted to employees in fiscal year	Market price on date of issuance ($/Sh)	Exercise or base price ($/Sh)	Expiration date
Reed J. Killion	450,000	24.9%	3.35	4.00	3/15/2015
Frank DeLape	600,000	33.2%	3.35	4.00	3/15/2015
James A. Tassone	200,000	11.1%	4.00	4.00	4/19/2015
William Walker	100,000	5.5%	3.75	4.00	11/15/2015
B. Tod Cox	150,000	8.3%	4.00	4.00	4/19/2015

During fiscal year ended December 31, 2005, there were no options exercised. The following table sets forth information concerning option holdings as of December 31, 2005 with respect to our Named Executive Officers.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End ($)(1)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Reed J. Killion	—	—	—	450,000	—	180,000
Frank DeLape	—	—	130,435	469,565	52,174	187,826
James A. Tassone	—	—	—	200,000	—	80,000
William Walker	—	—	—	100,000	—	40,000
B. Tod Cox	—	—	—	150,000	—	60,000

(1) Based on the closing price of our common stock on December 31, 2005 of $4.40 per share less the exercise price payable for such shares.

Compensation of Directors

We currently have no non-employee directors. Each of our directors receives compensation pursuant to the terms of his respective employment agreement described below, and receives no additional compensation for serving on our board.

Employment agreements

The Company has entered into employment agreements with Frank DeLape, Reed Killion and James Tassone.

Mr. DeLape, Chairman of the Board, entered into an employment agreement dated March 5, 2005, with an initial term ending December 31, 2008, and providing for a base annual salary of $250,000, subject to the right of the Board of Directors to increase his salary from time to time. Mr. DeLape is entitled to receive an annual bonus in an amount to be determined by the Board of Directors. If Mr. DeLape’s performance satisfies criteria to be established by the Board of Directors, his target bonus will be 45% of his annual salary. The agreement also provides that Mr. DeLape will receive employee stock options to purchase 600,000 shares of common stock at an exercise price of $4.00 per share. The option has a term of ten years and will vest and become exercisable ratably over 46 months beginning on March 31, 2005. The agreement also provides Mr. DeLape with disability and life insurance benefits, a car allowance and wireless communications benefits. Mr. DeLape’s employment may be terminated at any time, provided that if his employment is terminated without “Cause,” or if he terminates his employment for “Good Reason,” as those terms are defined in the agreement, he will be entitled to receive a severance payment equal to the greater of (i) the salary payable over the remaining term of his agreement or (ii) twenty four months salary, as well as a bonus computed on the basis of the greater of (a) the amount determined under the agreement by the Board of Directors; or (b) $70,000.

Mr. Killion, President, entered into an employment agreement dated March 5, 2005, with an initial term ending December 31, 2008, and providing for a base salary of $195,000, subject to the right of the Board of Directors to increase his salary from time to time. Mr. Killion is entitled to receive an annual bonus in an amount to be determined by the Board of Directors. If Mr. Killion’s performance satisfies criteria to be established by the Board of Directors, his target bonus will be 35% of his annual salary. The agreement also provides that Mr. Killion will receive employee stock options to purchase 450,000 shares of common stock at an exercise price of $4.00 per share. The option has a term of ten years and vests ratably on an annual basis over three years. The agreement also provides Mr. Killion with disability and life insurance benefits, a car allowance and wireless communications benefits. The vesting provisions of the option would accelerate and Mr. Killion would be entitled to a severance payment equal to his base salary for six months, if Mr. Killion were terminated without “Cause,” or if Mr. Killion were to terminate his employment with Uni-Pixel for “Good Reason” (each of the terms as defined in the Agreement).

Mr. Tassone, Chief Financial Officer, entered into an employment agreement dated April 15, 2005, with an initial term ending December 31, 2008 and providing for a base salary of $145,000, subject to the right of the Board of Directors to increase his salary from time to time. Mr. Tassone is entitled to receive an annual bonus in an amount to be determined by the Board of Directors. If Mr. Tassone’s performance satisfies criteria to be established by the Board of Directors, his target bonus will be 30% of his annual salary. The agreement also provides that Mr. Tassone will receive employee stock options to purchase 200,000 shares of common stock at an exercise price of $4.00 per share. The option has a term of ten years and vests ratably on an annual basis over three years. The agreement also provides Mr. Tassone with disability and life insurance benefits, a car allowance and wireless communications benefits. The vesting provisions of the option would accelerate and Mr. Tassone would be entitled to a severance payment equal to his base salary for six months, if Mr. Tassone were terminated without “Cause,” or if Mr. Tassone were to terminate his employment with Uni-Pixel for “Good Reason” (each of the terms as defined in the Agreement).

As of December 31, 2005, there was no bonus accrual for Mr. DeLape, Mr. Killion or Mr. Tassone.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have set forth in the following table certain information regarding our common stock, on an as converted basis, beneficially owned as of February 28, 2006 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each of our directors and named executive officers, and (iii) all executive officers and directors as a group. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days pursuant to options, warrants, conversion privileges and similar rights. At February 28, 2006, we had 15,716,786 issued and outstanding share of Common Stock and 2,525,601 issued and outstanding shares of Series A Convertible Preferred Stock, which were convertible, as of February 28, 2006, into 5,051,202 shares of our Common Stock.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)		Percent of Class
Directors and Officers:
Frank M. DeLape	2,195,409	(2)	10.5%
Martin G. Selbrede	1,427,500		6.9%
Dan Van Ostrand	827,500		4.0%
Reed J. Killion	700,000	(3)	3.3%
James A. Tassone	442,917	(4)	2.1%
B. Tod Cox	50,000	(5)	0.2%
William Walker	—		—
All Directors and Executive Officers as a Group (7 persons)	5,643,326		27.0%
5% Stockholders:
Fordham Financial Management, Inc. 14 Wall Street, 18th Floor New York, NY 10005	2,061,140	(6)	9.4%
Bob Weatherly 14505 Torrey Chase Suite 325 Houston, TX 77014	1,069,267	(7)	5.2%
James Herndon 14505 Torrey Chase Suite 325 Houston, TX 77014	1,069,267	(7)	5.2%

(1)                          Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by voting powers and/or investment powers with respect to securities. Unless otherwise noted, all of such shares of Common Stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of Common Stock owned by each of them.

(2)                          Includes 1,700,300 shares of Common Stock owned by Benchmark Equity Group of which Frank M. DeLape is the Chief Executive Officer and sole owner and 312,500 shares of Common Stock held by Lakeview Investment Trust, a United States trust fund, of which Mr. DeLape’s children are the beneficiaries and Mr. DeLape is the Trustee. Also consists of options to purchase 182,609 shares of Common Stock exercisable within 60 days from February 28, 2006.

(3)                          Includes options to purchase 150,000 shares of Common Stock exercisable within 60 days from February 28, 2006.

(4)                          Includes options to purchase 66,667 shares of Common Stock exercisable within 60 days from February 28, 2006.

(5)                          Represents options to purchase 50,000 shares of Common Stock exercisable within 60 days from February 28, 2006.

(6)                          Includes 312,500 shares of Common Stock held by William Baquet, Chief Executive Officer and controlling stockholder of Fordham Financial Management, Inc.  Also includes a warrant held by Fordham Financial Management, Inc. to acquire 1,048,500 shares of our Common Stock at $1.75 per share, exercisable within 60 days of February 28, 2006.

(7)                          Includes 23,327 shares of Common Stock held by CapSources, Inc., 250,000 shares of Common Stock held by CapSource Fund, L.P. and 250,000 shares of Common Stock held by CapSource 2000 Fund, L.P. Also includes 136,485 shares of our Series A Preferred held by CapSource Fund, L.P. and 136,485 shares of our Series A Preferred held by CapSource 2000 Fund, L.P., on an as-converted to Common Stock basis, for a total number of shares of our Common Stock beneficially owned by Messrs. Weatherly and Herndon of 1,069,267. Messrs. Weatherly and Herndon are the sole shareholders of CapSources, Inc., the limited partners of CapSource Fund, L.P. and CapSource 2000 Fund, L.P. and the sole shareholders of the general partner for each of CapSource Fund, L.P. and CapSource 2000 Fund, L.P.

Equity Compensation Plan Information

The following table provides information about shares of Common Stock that may be issued upon the exercise of options under all of the Company’s existing equity compensation plans as of December 31, 2005. For a complete description of the Company’s equity compensation plans, see Note 9 to the Consolidated Financial Statements included under Item 7 of this Report.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,805,000	$4.00	195,000

Equity compensation plans not approved by stockholders	—	—	—

Total	1,805,000	$4.00	195,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Merger Agreement

The Agreement. We entered into a Merger Agreement with Uni-Pixel Displays, Inc., Uni-Pixel Merger Sub, Inc. (“Merger Sub”), Gemini V, Inc. (“Gemini V”) and certain of our principal stockholders, which was effective on December 8, 2004 (the “Merger”). Pursuant to the Merger, Merger Sub and Gemini V were merged with and into Uni-Pixel Displays, Inc. with Uni-Pixel Displays, Inc. as the surviving corporation, and Uni-Pixel Displays, Inc. became a wholly-owned subsidiary of the Company. Prior to the Merger, we had no operations and no material assets or liabilities. Pursuant to the Merger, of the total number of shares of our Common Stock outstanding immediately subsequent to the Merger (12,800,580), former Uni-Pixel stockholders owned approximately 68.6% of our Common Stock, former Gemini V stockholders owned approximately 22.8% of our Common Stock, and the stockholders of the Company owned approximately 8.6% of our Common Stock.

Indemnification. The Merger Agreement provides for limited indemnification of Uni-Pixel Displays, Inc. and its officers, directors, employees, attorneys, representatives, stockholders, controlling persons and affiliates (the “Uni-Pixel Indemnitees”) from certain of the Company’s stockholders for possible liabilities and claims in connection with the operation and ownership of the Company including (i) from and including June 14, 2001 through and including November 14, 2004 from David DiSalvo, the former President, Secretary, Treasurer and sole board member for the Company; and (ii) from and including November 15, 2004 going forward from Frank M. DeLape, the current Chairman of the Board of the Company. Frank M. DeLape will also indemnify the Uni-Pixel Indemnitees for inaccuracies or breaches of certain terms of the Merger Agreement by the Company, for breaches of covenants or obligations of the Merger Agreement by the Company, for costs and expenses incurred in connection with any stockholder suit challenging the validity of the Merger Agreement, and for any claims by brokers or finders for fees or commissions alleged to be due from the Company in connection with the Merger.

The indemnification protection provided by David DiSalvo and Frank M. DeLape is further limited, in the aggregate, to the value of the our common stock received by each of the indemnitors as merger consideration in the proposed Merger, determined by multiplying the number of shares of our common stock received by each by $1.75. As consideration in the Merger, Frank M. DeLape beneficially owns approximately 1,812,800 shares of our common stock and David DiSalvo beneficially owns approximately 75,000 shares of our common stock. Therefore, the highest dollar amount that any one of these parties will indemnify the Uni-Pixel Indemnitees for during his or its indemnification period as described in the preceding paragraph, is $3,172,400. None of the parties shall be entitled to indemnification unless and until the aggregate amount of all of their damages subject to indemnification exceeds $50,000.

Conversion of CapSource Notes

We issued promissory notes to CapSource Fund, L.P. and CapSource 2000 Fund, L.P. (collectively “CapSource”) in the aggregate principal amount of $1,398,250 during 2001. As of December 2004, the notes had accrued approximately $181,692 in unpaid interest. CapSource agreed to convert $898,250 of the indebtedness we owed to CapSource into an aggregate of 256,643 shares of our Series A Preferred Stock at the issuance price of $3.50 per share in the private offering thereof which initially closed on December 9, 2004. Additionally, we paid to CapSource, for the remaining principal and interest due on the notes, $671,692 in cash out of the proceeds of the private offering of shares of our Series A Preferred Stock, and the notes have been cancelled. CapSource also exercised warrants for approximately 1,000,000 shares of our common stock, which converted to 500,000 shares of our common stock pursuant to the Merger. The aggregate exercise price for the warrants was $10,000, which was netted against the amounts we owed to CapSource pursuant to the notes.

Payment of Accrued Salaries and Reduction of Trade Debt

As of December 31, 2003, we owed accrued payroll of $651,749 to our then employees, Ken Loudermilk, Ann Loudermilk, Kevin Derichs, Reed J. Killion, Dan Van Ostrand, Martin G. Selbrede and Lance Parker, and entered into a series of promissory notes bearing interest at 13%. Effective October 2004, these past and present employees agreed to cancel amounts we owed to them which were represented by promissory notes aggregating $447,230 plus accrued interest thereon of $83,500 and additional accrued wages payable of $364,735 (for a total aggregate accrued payroll of $895,465), except for approximately $100,000 which was paid out of the proceeds of the Series A Preferred Stock offering. We had accrued interest payable related to the employee notes payable of $47,164 at December 31, 2003. During 2004, the employee notes payable accrued additional interest of $44,257. Employees agreed to cancel these notes in full, including accrued interest of $91,400, and to settle accrued payroll obligations, representing a total forgiveness of debt of $886,885, which was recorded on our books as other income in 2004. The Company did not assume any related liabilities as a result of the transaction.

Settlement of Employee Payroll

As of December 31, 2003, we had loaned $117,846 to our officers, Reed J. Killion, Dan Van Ostrand and Martin G. Selbrede. Effective November 2004, we settled the loans receivable between the Company and all employees. We processed the employee loans through our 2004 payroll and we were fully repaid by the employees. We have disclosed these amounts as changes in operating assets and liabilities in our Consolidated Statements of Cash Flows for 2004.

Leased Office Space

During 2004 and 2003, the Company leased office space from a stockholder of the Company under a month-to-month lease for $3,900 per month. Effective December 15, 2004, this lease was terminated and the Company began leasing office space from an unrelated lessor.

Placement Agent Agreements

In connection with the private offering of up to 3,495,000 shares of our Series A Preferred, we entered into a Placement Agent Agreement, dated November 22, 2004, with Fordham Financial Management, Inc., the Company’s exclusive placement agent in connection with the offering and the beneficial owner of more than 5% of our outstanding capital stock. As consideration for the placement agent’s services in connection with the offering, the placement agent received a warrant to purchase 4,500 shares of our common stock for every 15,000 shares of Series A Preferred sold in the offering. Each warrant will expire five years after the respective closing of the offering and will have an exercise price of $1.75 per share. The offering was fully subscribed for 3,495,000 shares of our Series A Preferred (gross proceeds of $12,232,500) and we issued to the placement agent warrants to purchase 1,048,500 shares of our common stock.

In addition, the placement agent received a commission equal to 10%, or $5,250 per 15,000 shares of Series A Preferred sold, a non-accountable expense allowance equal to 3% or $1,575 per 15,000 shares of Series A Preferred sold and a financial consulting fee, pursuant to the consulting agreement described below, of 1% or $525 per 15,000 shares of Series A Preferred sold, payable in advance at each closing of the offering. Pursuant to the placement agent agreement, the placement agent was also entitled to receive reimbursement for travel and travel-related expenses on an accountable basis up to a maximum of $10,000. In connection with the sale of 3,495,000 shares of our Series A Preferred, we paid to the placement agent a total of $1,714,050 pursuant to the placement agent agreement ($1,223,250 in commissions, $366,975 as a non-accountable expense allowance, $122,325 in consulting fees, and $1,500 in travel reimbursement).

In accordance with the terms and provisions of the placement agent agreement, we agreed to indemnify and hold harmless the placement agent and each person who controls the placement agent against any and all losses, claims, damages or liabilities resulting from any untrue statement in or omission from the offering memorandum.

ITEM 13. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Real-Estateforlease.com, Inc. (1)
3.2	Amended and Restated Bylaws of Uni-Pixel, Inc. (1)
4.1	Certificate of Designations of Real-Estateforlease.com, Inc. Series A Convertible Preferred Stock (1)
4.2	Junior Subordinated Unsecured Promissory Note (1)
4.3	Common Stock Purchase Warrant No. 1 (1)
4.4	Common Stock Purchase Warrant No. 2 (1)
4.5	Common Stock Purchase Warrant No. 3 (1)
4.6	Form of Common Stock certificate (6)
10.1	Cancellation and Transfer Agreement (1)
10.2	Placement Agent Agreement (1)
10.3	Uni-Pixel Display, Inc. Lock-Up Agreement (1)
10.4	Consulting Agreement (1)
10.5	Office Lease Agreement for Synergy North By and Between First Metro Limited Partnership (“Landlord”) and Uni-Pixel Displays, Inc. (“Tenant”) (1)
10.6	Employee Intellectual Property Assignment and Nondisclosure Agreement (1) (5)
10.7	Uni-Pixel, Inc. 2005 Stock Incentive Plan (1) (5)
10.8	Uni-Pixel, Inc. 2005 Stock Incentive Plan — Notice of Stock Option Award (1) (5)
10.9	Agreement and Plan of Merger and Reorganization Among Real-Estateforlease.com, Inc., Uni-Pixel Merger Sub,

Inc., Gemini V, Inc., Uni-Pixel Displays, Inc. and those Stockholders of Real-Estateforlease.com, Inc. Listed on Exhibit “A” as “Company Stockholders” (1)
10.10	Employment Agreement – Frank M. DeLape (2) (5)
10.11	Employment Agreement – Reed J. Killion (2) (5)
10.12	Lockheed Martin Purchase Order (2) (portions of this exhibit have been omitted pursuant to a request for confidential treatment)
10.13	Small Business Innovation Research Phase I Contract (3)
10.14	Small Business Innovation Research Phase II Contract (3)
10.15

License and Strategic Business Agreement between Uni-Pixel Displays, Inc. and Lockheed Martin Corporation, acting by and through Lockheed Martin Systems Integration-Owego, dated as of October 5, 2005.(4) (The portions of this Exhibit marked “******” have been omitted and confidentially filed with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.)

10.16	Employment Agreement – James A. Tassone (5) (6)
14	Code of Ethics (6)
21	Subsidiaries (6)
31.1	Certification of the President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certification of the President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(1)                                  Previously filed as an exhibit to the Company’s Form 10-SB, filed on February 18, 2005, and incorporated by reference hereto.

(2)                                  Previously filed as an exhibit to the Company’s Amendment #1 Form 10-SB, filed on April 1, 2005, and incorporated by reference hereto.

(3)                                  Previously filed as an exhibit to the Company’s Amendment #2 Form 10-SB, filed on April 27, 2005, and incorporated by reference hereto.

(4)                                  Previously filed as an exhibit to the Company’ Form 10-QSB, filed on November 10, 2005, and incorporated by reference hereto.

(5)                                  Management contract or compensation plan or arrangement

(6)                                  Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table presents aggregate fees for professional audit services rendered by Helin, Donovan, Trubee & Wilkinson, LLP (“HDT&W”) for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2005 and 2004, respectively, and fees billed for other services rendered by HDT&W.

	2005	2004
Audit Fee (1)	$21,775	$10,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

(1)          Audit fees represent the aggregate fees billed for professional services rendered by HDT&W for the audit of our annual financial statements, review of financial statements included in our quarterly reports, review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

By:	/s/ JAMES A. TASSONE
James A. Tassone, Chief Financial Officer and Principal Accounting Officer

Date:	March 28, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ REED J. KILLION	President, Principal Executive Officer and Director	March 28, 2006
Reed J. Killion

/s/ FRANK DELAPE	Chairman of the Board and Director	March 28, 2006
Frank DeLape

/s/ JAMES A. TASSONE	Chief Financial Officer and Principal Accounting Officer	March 28, 2006
James A. Tassone

PART F/S

INDEX TO FINANCIAL STATEMENTS

OF UNI-PIXEL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Uni-Pixel, Inc.:

We have audited the accompanying balance sheets of Uni-Pixel, Inc. (the Company) (a development stage company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2005 and 2004, and the period from inception (February 17, 1998) through December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uni-Pixel, Inc. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, and the period from inception (February 17, 1998) through December 31, 2005, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has sustained losses and negative cash flows from operations since its inception, whereby its accumulated deficit during the development stage is $14.6 million as of December 31, 2005.  The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Helin, Donovan, Trubee & Wilkinson, LLP

/s/ Helin, Donovan, Trubee & Wilkinson, LLP

February 16, 2006
Houston, Texas

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2005	December 31, 2004

ASSETS
Current assets
Cash and cash equivalents	$2,328,385	$5,342,641
Restricted cash	40,000	—
Interest receivable	6,297	—
Prepaid expenses	16,965	18,163

Total current assets	2,391,647	5,360,804

Property and equipment, net of accumulated depreciation of $203,709 and $27,092, at December 31, 2005 and 2004, respectively	854,052	12,474
Restricted cash, less current portion	260,000	—
Intangible assets, net	—	13,520

Total assets	$3,505,699	$5,386,798

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$278,749	$33,213
Accrued expenses	10,812	27,185
Deferred revenue	200,000	200,000
Current portion of note payable	144,019	75,000

Total current liabilities	633,580	335,398

Note payable, less current portion	57,537	69,328

Total liabilities	691,117	404,726

Commitments and contingencies (Note 8)	—	—

Shareholders’ equity
Preferred stock, $0.001 par value; $3.50 liquidation preference; 10,000,000 shares authorized, 2,685,651 and 2,821,643 issued and outstanding at December 31, 2005 and 2004, respectively	2,686	2,822
Common stock, $0.001 par value; 40,000,000 shares authorized, 15,395,057 and 12,800,580 issued and outstanding at December 31, 2005 and 2004, respectively	15,395	12,801
Additional paid-in capital	17,348,728	13,742,444
Accumulated deficit during development stage	(14,552,227)	(8,775,995)

Total shareholders’ equity	2,814,582	4,982,072

Total liabilities and shareholders’ equity	$3,505,699	$5,386,798

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31,		Cumulative Period from February 17, 1998 (date of inception) to December 31,
	2005	2004	2005

Development contract revenue	$19,689	$290,387	$958,201

Cost of development contract revenue	9,844	145,194	456,648

Gross margin	9,845	145,193	501,553

Selling, general and administrative expenses	2,331,743	1,680,622	6,880,757
Research and development	2,758,739	1,141,339	6,961,186

Operating loss	(5,080,637)	(2,676,768)	(13,340,390)

Other income (expense)
Other income	—	886,886	886,886
Debt issuance expense	—	(125,000)	(500,000)
Interest income (expense), net	113,847	(400,450)	(789,281)

Net loss	$(4,966,790)	$(2,315,332)	$(13,742,785)

Preferred stock dividends	(773,727)	(35,715)	(809,442)
Net loss attributable to common shareholders	$(5,740,517)	$(2,351,047)	$(14,552,227)

Per share information
Net loss – basic and diluted	$(0.39)	$(0.39)	$(2.32)
Preferred stock dividends	(0.06)	(0.01)	(0.14)
Net loss attributable to common shareholders – basic and diluted	$(0.45)	$(0.40)	$(2.46)

Weighted average number of basic and diluted common shares outstanding	12,854,968	5,834,521	5,906,627

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Series A Preferred Stock						Accumulated Deficit	Total
	Number		Common Stock		Additional	Deferred	During	Shareholders’
	of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Stock-Based Compensation	Development Stage	Equity (Deficit)
Founder shares issued at inception at February 17, 1998	—	$—	4,500,000	$4,500	$(500)	$—	$—	$4,000
Stock issued during 1999 (prices ranging from $0.50 - $0.62 per share)	—	—	180,000	180	183,820	—	—	184,000
Stock issued during 2000 (prices ranging from $11.34 - $17.00 per share)	—	—	63,750	64	956,186	—	—	956,250
Stock issued during 2001 (prices ranging from $10.00 - $17.00 per share)	—	—	28,176	28	404,227	—	—	404,255
Stock issued during 2002 (prices ranging from $2.00 - $10.00 per share)	—	—	157,327	157	353,783	—	—	359,940
Deferral of stock-based compensation	—	—	—	—	1,100,000	(1,100,000)	—	—
Amortization of stock-based compensation	—	—	—	—	—	206,250	—	206,250
Net loss	—	—	—	—	—	—	(3,968,540)	(3,968,540)
Balance, December 31, 2002	—	$—	4,929,253	$4,929	$2,997,516	$(893,750)	$(3,968,540)	$(1,859,845)
Stock issued during 2003 (prices ranging from $1.00 - $2.00 per share)	—	—	210,827	211	263,943	—	—	264,154
Amortization of stock-based compensation	—	—	—	—	—	275,000	—	275,000
Warrants issued	—	—	—	—	500,000	—	—	500,000
Net loss	—	—	—	—	—	—	(2,492,123)	(2,492,123)
Balance, December 31, 2003	—	$—	5,140,080	$5,140	$3,761,459	$(618,750)	$(6,460,663)	$(3,312,814)
Issuance of common stock for services	—	—	738,309	738	316,975	—	—	317,713
Conversion of note payable for common stock	—	—	51,008	51	95,052	—	—	95,103
Exercise of stock options	—	—	1,490,000	1,490	28,310	—	—	29,800
Exercise of warrants	—	—	512,500	513	34,488	—	—	35,000
Amortization of stock-based compensation	—	—	—	—	—	618,750	—	618,750
Conversion of bridge loans	256,643	257	850,625	851	1,834,242	—	—	1,835,350
Issuance of preferred stock	2,565,000	2,565	—	—	7,646,765	—	—	7,649,330
Issuance of common stock for net assets of REFL	—	—	1,100,808	1,101	(1,101)	—	—	—
Issuance of common stock for net assets of Gemini	—	—	2,917,250	2,917	26,255	—	—	29,172
Net loss	—	—	—	—	—	—	(2,315,332)	(2,315,332)
Balance, December 31, 2004	2,821,643	$2,822	12,800,580	$12,801	$13,742,444	$—	$(8,775,995)	$4,982,072
Issuance of preferred stock	930,000	930	—	—	2,798,370	—	—	2,799,300
Conversion of preferred stock into common stock and payment of preferred stock dividend	(1,222,499)	(1,223)	2,594,477	2,594	260,296	—	(261,667)	—
Issuance of preferred stock for dividends	156,507	157	—	—	547,618	—	(547,775)	—
Net loss	—	—	—	—	—	—	(4,966,790)	(4,966,790)
Balance, December 31, 2005	2,685,651	$2,686	15,395,057	$15,395	$17,348,728	$—	$(14,552,227)	$2,814,582

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31,		Cumulative Period from February 18, 1998 (date of inception) to December 31,
	2005	2004	2005
Cash flows from operating activities
Net loss	$(4,966,790)	$(2,315,332)	$(13,742,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest forgiven	—	(91,421)	(91,421)
Interest earned, but not received	(6,297)	—	(6,297)
Employee compensation notes payable forgiven	—	(795,465)	(795,465)
Depreciation and amortization	190,135	11,538	271,457
Stock issued for services	—	317,713	460,062
Non-cash compensation expense	—	618,750	1,100,000
Amortization of debt issuance costs	—	125,000	500,000
Cash restricted for note payable and lease obligations	(300,000)	—	(300,000)
Change in operating assets and liabilities:
Decrease in related party receivables	—	117,846	—
(Increase) decrease in prepaid expenses and other current assets	1,198	(1,933)	(16,965)
Increase (decrease) in accounts payable	245,533	(349,706)	278,746
Increase (decrease) in accrued interest payable	(7,635)	(1,977)	180,943
Increase (decrease) in accrued expenses and other liabilities	(8,738)	129,487	806,277
Increase in deferred revenue	—	(50,000)	200,000
Net cash used in operating activities	(4,852,594)	(2,285,500)	(11,155,448)

Cash flows from investing activities
Purchase of property and equipment	(1,018,191)	(15,077)	(1,085,551)
Proceeds from the sale of property and equipment	—	—	27,792
Purchases of patents, trademarks and organization costs	—	—	(67,748)
Net cash used in investing activities	(1,018,191)	(15,077)	(1,125,507)

Cash flows from financing activities
Proceeds (payments) from notes payable to related party	—	—	115,103
Payments on notes payable to related party	(104,567)	(20,000)	(124,567)
Proceeds from convertible notes payable	—	1,400,000	3,390,000
Payments on convertible notes payable	—	(1,470,672)	(1,470,672)
Net proceeds from notes payable	161,796	—	161,796
Proceeds from the issuance of preferred stock, net	2,799,300	7,649,330	10,448,630
Proceeds from the issuance of common stock, net	—	64,800	2,089,050
Net cash provided by financing activities	2,856,529	7,623,458	14,609,340

Net increase (decrease) in cash and cash equivalents	(3,014,256)	5,322,881	2,328,385
Cash and cash equivalents, beginning of period	5,342,641	19,760	—
Cash and cash equivalents, end of period	$2,328,385	$5,342,641	$2,328,385

Supplemental disclosures of cash flow information:
Cash paid for interest	$19,808	$410,062	$741,993
Interest capitalized into notes payable	$—	$—	$8,250
Debt issuance cost for warrant issued	$—	$—	$500,000
Preferred stock dividend paid with preferred and common stock	$773,727	$35,715	$809,442
Conversion of notes payable for preferred stock	$—	$898,250	$898,250
Conversion of notes payable for common stock	$—	$980,103	$980,103
Stock issued for services	$—	$317,713	$1,560,062
Stock issued for interest	$—	$81,272	$81,272

The accompanying notes are an integral part of these consolidated financial statements.

UNI-PIXEL, INC.

(A Development Stage Company)

Notes to the Audited Consolidated Financial Statements

Note 1 – Basis of Presentation, Business and Organization

Uni-Pixel, Inc., a Delaware corporation, is the parent company of our wholly-owned operating subsidiary, Uni-Pixel Displays, Inc.  As used herein, “Uni-Pixel,” “we,” “us,” and “our” refer to Uni-Pixel, Inc. and our wholly-owned consolidated subsidiary, Uni-Pixel Displays, Inc.  Our common stock, par value $0.001 per share, is quoted on the Over the Counter — Bulletin Board (“OTCBB”) under the ticker symbol “UNXL.”

Uni-Pixel is a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. As of December 31, 2005, we had accumulated a total deficit of $14.6 million from operations in pursuit of this objective.

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

Through December 31, 2005, we have been primarily engaged in developing our initial product technology, recruiting personnel, commencing our U.S. operations and raising capital. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2006. We will finance our operations primarily through our existing cash and possible future financing transactions.

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

As of December 31, 2005, we had cash and cash equivalents of $2.3 million.  We believe that our existing capital resources are adequate to finance our operations until May 2006, however our long-term viability is dependent upon successful operation of our business, our ability to develop our manufacturing process, the development of our products and our ability to raise additional debt and equity to meet our business objectives.

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

The financial statements presented in this annual report include Uni-Pixel, Inc. and our wholly-owned subsidiary, Uni-Pixel Displays, Inc. All significant intercompany transactions and balances have been eliminated. Uni-Pixel Displays, Inc. was, for accounting purposes, the surviving entity of the merger, and accordingly for the periods prior to the merger, the financial statements reflect the financial position, results of operations and cash flows of Uni-Pixel Displays, Inc.  The assets, liabilities, operations and cash flows of Real-Estateforlease.com, Inc. are included in the consolidated financial statements from December 10, 2004 onward.

Note 2 -      Going Concern

The accompanying financial statements have been prepared assuming Uni-Pixel will continue as a going concern.  Uni-Pixel has sustained losses and negative cash flows from operations since its inception. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In December 2005, Uni-Pixel entered into an agreement with CIBC World Markets Corp. (“CIBC”) whereby Uni-Pixel retained CIBC to act, on an exclusive basis, as Uni-Pixel’s agent in a private placement of one or more classes of series of securities to a limited number of sophisticated investors.  Management is currently in negotiations with a number of strategic investors, who have expressed an interest in making an investment in Uni-Pixel.  These discussions are ongoing, and some of the potential investors are currently conducting their due diligence procedures.  However, there can be no assurance of the outcome of these negotiations.  In the event Uni-Pixel is not able to secure equity financing on acceptable terms, Uni-Pixel’s ability to develop its technology and achieve profitability may be adversely affected.

Note 3 -      Summary of Significant Accounting Policies

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

Reclassifications of prior year amounts

Certain prior year amounts have been reclassified to conform to the current year presentation.

Statement of cash flows

For purposes of the statements of cash flows, we consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks. The amounts held in these banks exceed the insured limit of $100,000 from time to time and exceeded that balance at December 31, 2005 and December 31, 2004 by $2,062,767 and $4,742,641, respectively.  The terms of these deposits are on demand to minimize risk.  We have not incurred losses related to these deposits.

Restricted cash

As of December 31, 2005, we had restricted cash of $300,000.  Of this amount, $220,000 collateralizes a long-term note payable for the purchase of measurement equipment.  Additionally, $80,000 of this amount secures certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas.  The restricted cash has been segregated into current and long-term classifications based on its anticipated liquidation.

Property and equipment

Property and equipment, consisting primarily of lab equipment, computer equipment, software, leasehold improvements, and office furniture and fixtures is carried at cost less accumulated depreciation and amortization. Depreciation and amortization for financial reporting purposes is provided by the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter. The cost of repairs and maintenance is charged as an expense as incurred.  Gains or losses related to retirements or dispositions of fixed assets are recognized in the period incurred.

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

Revenue from development contracts are recognized when the contract is complete and collectibility is reasonably assured.  Deferred revenue on these contracts of $200,000 at both December 31, 2005 and 2004 consists of a development contract to produce and deliver a prototype device.

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

Stock-based compensation

We may, from time to time, issue common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to persons other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123—”Accounting for Stock Based Compensation”, which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Had compensation costs for our stock option plan been determined based on the fair value at the grant date for the year ended December 31, 2005, consistent with the provisions of SFAS No. 123 and SFAS 148, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004

Net loss attributable to common shareholders – as reported	$(5,740,517)	$(2,351,047)
Add: stock–based compensation	—	618,750
Less: stock–based employee compensation expense determined under fair value based method for all awards granted to employees and directors, net of related tax effect of $0	(540,806)	(638,810)
Net loss – pro forma	$(6,281,323)	$(2,371,107)

Net loss per share attributable to common shareholders – as reported
Basic and diluted	$(0.45)	$(0.40)
Net loss per share attributable to common shareholders – pro forma
Basic and diluted	$(0.49)	$(0.41)

As required under SFAS 123 and SFAS 148, the pro forma effects of stock-based compensation on net loss per share have been estimated at the date of grant using the Black Scholes option-pricing model based on the following weighted average assumptions:

	Year ended December 31 2005	Year ended December 31, 2004
Expected life (years)	5 years	4 years
Interest rate	4%	5%
Dividend yield	—	—
Volatility	40.05%	50.00%

Income taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards.   If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

At December 31, 2005, options and warrants to purchase 2,853,500 shares of common stock at exercise prices ranging from $1.75 to $4.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

Fair Value of Financial Instruments

Our financial instruments consist of accounts receivable, accounts payable and note payable. The fair values of our accounts receivable, accounts payable and note payable, in our opinion, reflect their respective carrying amounts.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), “Share Based Payment,” which eliminates the use of APB Opinion No. 25 and will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123(R) was to be effective for the first interim or annual reporting period that began after June 15, 2005 (the quarter beginning July 1, 2005 for us) and was to be applied to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for which the associated service has not been rendered as of its effective date.  On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006. We are still studying the requirements of SFAS No. 123(R) and have not yet determined what impact it will have on our results of operations and financial position.  We believe our disclosure in the accompanying notes of the proforma impact on earnings and earnings per share is our best estimate of the impact of this new pronouncement.

On July 14, 2005, the FASB issued its Exposure Draft, “Accounting for Uncertain Tax Positions”, which is a proposed interpretation to FASB Statement No. 109, “Accounting for Income Taxes.” This proposed interpretation would require an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position. In evaluating whether the probable recognition threshold has been met, this proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is used in this proposed interpretation consistent with its use in FASB Statement No. 5, “Accounting for Contingencies,” to mean “the future event or events are likely to occur.” Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b). The proposed interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005. The initial recognition of the effect of applying the proposed interpretation would be a cumulative effect of a change in accounting principle. The comment period for the proposed interpretation ended on October 28, 2005. The Company is currently evaluating the impact of the Exposure Draft on its financial statements.

Note 4 – Property and Equipment

A summary of the components of property and equipment at December 31:

	Estimated Useful Lives	2005	2004
Research and development equipment	3 to 5 years	$698,452	$—
Leasehold improvements	5 years	186,708	—
Computer equipment	5 years	86,485	27,395
Office equipment	3 to 5 years	66,025	12,171
Automobile	5 years	20,091	—
		1,057,761	39,566
Accumulated depreciation		(203,709)	(27,092)
Property and equipment, net		$854,052	$12,474

Depreciation and amortization expense of property and equipment, organizational and patent costs for the years ended December 31, 2005 and 2004 and the period from inception through December 31, 2005 was $190,135, $11,538, and $271,457, respectively.

Note 5 – Related Party Transactions

Uni-Pixel had a second business unit called Skywave. In May 2001, the Skywave business unit was split out of Uni-Pixel into a new entity, Skywave, Inc. Skywave, Inc. has since ceased operations. Uni-Pixel Displays, Inc. had a note payable to Skywave, Inc. for $95,103. During 2004, the note payable plus accrued interest was converted into 51,008 shares of common stock. Uni-Pixel Displays, Inc. also had a note payable to one of its stockholders for $20,000. The note bore interest at 13%. During 2004, the note payable plus accrued interest was paid in full.

As of December 31, 2003, the Company had advanced $117,846 to officers of the Company. Effective November 2004, the employee advances receivable were settled between the Company and all employees.

As of December 31, 2003, the Company had accrued payroll to its employees of $651,749. These amounts have been extended under a mutual agreement of the Company and the employees. Effective October 2004, the Company gained agreement with various past and present employees to cancel debts in the form of promissory notes and accrued wages payable totaling $895,465, except for approximately $100,000 which was paid out of the proceeds from the Series A Preferred Stock offering. The Company had accrued interest payable related to the employee notes payable of $47,164 at December 31, 2003. During 2004, the employee notes payable accrued additional interest of $44,257. In 2004, the notes payable accrued interest was forgiven.

During 2004 and 2003, the Company leased office space from a stockholder of the Company under a month-to-month lease for $3,900 per month. Effective December 15, 2004, this lease was terminated and the Company began leasing office space from an unrelated lessor.

Note 6 – Note Payable

During 2004, the Company entered into an unsecured note payable agreement with a third party with an original balance of $150,000, that is repayable in monthly installments of principal and interest of $6,922 at 10.00% per annum and matures July 2006. This note payable had an outstanding balance of $39,761 at December 31, 2005.

During 2005, the Company entered into a note payable agreement to purchase a vehicle with an original balance of $20,092, that is repayable in monthly installments of principal and interest of $391 at 6.31% per annum and matures March 2010.  This note payable had an outstanding balance of $17,166 at December 31, 2005.

During 2005, the Company entered into a note payable agreement to purchase measurement equipment with an original balance of $200,000, that is repayable in monthly installments of principal and interest of $8,979 at 7.27% per annum and matures May 2007.  This note payable had an outstanding balance of $144,629 at December 31, 2005 and is secured by the related measurement equipment and a long-term certificate of deposit.

Future payments under outstanding note payables as of December 31, 2005 are as follows:

Year ended December 31:
2006	$144,019
2007	48,051
2008	4,218
2009	4,492
2010	776
Thereafter	—
$201,556

Note 7 – Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This Statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has a net operating loss for financial accounting purposes of approximately $11.8 million and $7.2 million at December 31, 2005 and 2004, respectively. The Company has a potential deferred tax asset of approximately $4.1 million as a result of this net operating loss carry forward. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets. The valuation allowance increased by approximately $1.4 million and $0.6 million for the years ended December 31, 2005 and 2004, respectively.

                The net operating loss carryforward will begin to expire in 2015, if not utilized. The Internal Revenue Code Section 382 limits net operating loss and tax credit carryforwards when an ownership change of more than fifty percent of the value of the stock in a loss corporation occurs within a three-year period. This change occurred during the year ended December 31, 2004. Accordingly, the ability to utilize remaining net operating loss and tax credit carryforwards has been significantly restricted with the recent equity transactions.

Note 8 – Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facility in The Woodlands, Texas, under a third party non-cancelable operating lease through 2010. Future minimum lease commitments are as follows as of December 31, 2005:

Year Ending December 31
2006	$196,000
2007	200,000
2008	203,000
2009	206,000
2010	192,000
Thereafter	—
Total	$997,000

This lease provides the Company with one 5-year renewal option.

Rent expense for 2005 and 2004 was $193,000 and $51,000, respectively.

Litigation

The Company from time to time may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company’s financial position, results of operations or cash flows.

Employment agreements

The Company has entered into employment agreements with Frank DeLape, Reed Killion and James Tassone.

Mr. DeLape, Chairman of the Board, entered into an employment agreement dated March 5, 2005, with an initial term ending December 31, 2008, and providing for a base annual salary of $250,000, subject to the right of the Board of Directors to increase his salary from time to time. Mr. DeLape is entitled to receive an annual bonus in an amount to be determined by the Board of Directors. If Mr. DeLape’s performance satisfies criteria to be established by the Board of Directors, his target bonus will be 45% of his annual salary. The agreement also provides that Mr. DeLape will receive employee stock options to purchase 600,000 shares of common stock at an exercise price of $4.00 per share.  The option has a term of ten years and will vest and become exercisable ratably over 46 months beginning on March 31, 2005.  The agreement also provides Mr. DeLape with disability and life insurance benefits, a car allowance and wireless communications benefits. Mr. DeLape’s employment may be terminated at any time, provided that if his employment is terminated without “Cause,” or if he terminates his employment for “Good Reason,” as those terms are defined in the agreement, he will be entitled to receive a severance payment equal to the greater of (i) the salary payable over the remaining term of his agreement or (ii) twenty four months salary, as well as a bonus computed on the basis of the greater of (a) the amount determined under the agreement by the Board of Directors; or (b) $70,000.

Mr. Killion, President, entered into an employment agreement dated March 5, 2005, with an initial term ending December 31, 2008, and providing for a base salary of $195,000, subject to the right of the Board of Directors to increase his salary from time to time. Mr. Killion is entitled to receive an annual bonus in an amount to be determined by the Board of Directors. If Mr. Killion’s performance satisfies criteria to be established by the Board of Directors, his target bonus will be 35% of his annual salary. The agreement also provides that Mr. Killion will receive employee stock options to purchase 450,000 shares of common stock at an exercise price of $4.00 per share.  The option has a term of ten years and vest ratably on an annual basis over three years.  The agreement also provides Mr. Killion with disability and life insurance benefits, a car allowance and wireless communications benefits. The vesting provisions of the option would accelerate and Mr. Killion would be entitled to a severance payment equal to his base salary for six months, if Mr. Killion were terminated without “Cause,” or if Mr. Killion were to terminate his employment with Uni-Pixel for “Good Reason” (each of the terms as defined in the Agreement).

Mr. Tassone, Chief Financial Officer, entered into an employment agreement dated April 15, 2005, with an initial term ending December 31, 2008 and providing for a base salary of $145,000, subject to the right of the Board of Directors to increase his salary from time to time. Mr. Tassone is entitled to receive an annual bonus in an amount to be determined by the Board of Directors. If Mr. Tassone’s performance satisfies criteria to be established by the Board of Directors, his target bonus will be 30% of his annual salary. The agreement also provides that Mr. Tassone will receive employee stock options to purchase 200,000 shares of common stock at an exercise price of $4.00 per share.  The option has a term of ten years and vest ratably on an annual basis over three years.  The agreement also provides Mr. Tassone with disability and life insurance benefits, a car allowance and wireless communications benefits. The vesting provisions of the option would accelerate and Mr. Tassone would be entitled to a severance payment equal to his base salary for six months, if Mr. Tassone were terminated without “cause,” or if Mr. Tassone were to terminate his employment with Uni-Pixel for “good reason” (each of the terms as defined in the Agreement).

As of December 31, 2005, there was no bonus accrual for Mr. DeLape, Mr. Killion or Mr. Tassone.

Placement Agent Agreement

In December 2005, we entered into an agreement with CIBC World Markets Corp. (“CIBC”) whereby we retained CIBC to act, on an exclusive basis, as our agent in a private placement of one or more classes of series of securities to a limited number of sophisticated investors.

Note 9 -                  Equity, Stock Plan and Warrants

Equity instruments issued to non-employees

From time to time, in order to preserve cash and to fund our operating activities, common stock or other equity instruments may be issued for cash or in exchange for goods or services. Equity instruments issued for goods or services are recorded at the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measurable.  During the years ended December 31, 2005 and December 31, 2004, we did not issue equity instruments to non-employees for services.

Common Stock

During the year ended December 31, 2005, (1) we issued no shares of common stock for cash in connection with the exercise of stock options; (2) issued no shares of common stock in exchange for cashless exercise of warrants; and (3) issued 2,594,477 shares of common stock in connection with the conversion of 1,222,499 shares of Series A Preferred Stock and accrued dividends.

During the year ended December 31, 2004, (1) we issued no shares of common stock for cash in connection with the exercise of stock options; (2) issued no shares of common stock in exchange for cashless exercise of warrants; and (3) issued no shares of common stock in connection with the conversion of Series A Preferred Stock and accrued dividends.

Series A Convertible Preferred Stock

In January 2005, the Company completed a private offering of 3,495,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) at $3.50 per share for total proceeds of $12,232,500, net of offering costs of $2,066,222 which includes the fair market value of warrants to the placement agent of $352,172.   Each share of Series A Preferred Stock is convertible into two shares of common stock at any time after issuance, together with accrued dividends at 6% per annum payable in cash or additional shares of Series A Preferred Stock at the option of the Company. On December 31, 2007, all outstanding shares of Series A Preferred Stock, if any, shall automatically convert on that date into common stock. Cumulative annual dividends, payable in shares of Series A Preferred Stock or cash at the option of the Board of Directors, accrue at an annual rate of 6% ($0.21 per share). The shares of Series A Preferred Stock have a liquidation preference of $3.50 per share over the common stock, plus all accumulated and unpaid dividends in arrears. The shares of Series A Preferred Stock are entitled to a number of votes equal to the number of shares of common stock into which such shares are convertible. The holders of the Series A Preferred Stock also have the right to receive all information, including notices, reports, and other information, provided to the holders of common stock.  The offering costs comprise the commissions and fees to the placement agent, as well as the Company’s issuance of warrants to the placement agent to purchase 1,048,500 shares of common stock at an exercise price of $1.75 per share.  The warrants are exercisable immediately upon grant and expire five years thereafter.  The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants of $352,172, which was charged to additional paid-in capital.

During the year ended December 31, 2005, the Company issued an additional 156,507 shares of Series A Preferred Stock in lieu of cash for payment of accrued dividends on the Series A Preferred Stock totaling $547,775.  We also paid $261,667 in Preferred Stock accrued dividends through the issuance of 149,479 common shares during 2005.

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

In the fourth quarter of 2005, we issued under the Stock Incentive Plan a total of 130,000 options to purchase our common stock with an exercise price of $4.00 per share to five employees.  The options vest over periods of a maximum of 36 months from the date of grant.

Summary Stock Option and Warrant Information

Information regarding the options and warrants granted in 2005 and 2004 is as follows:

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2005	2004	2005	2004
Outstanding, beginning of year	—	—	769,500	—
Granted	1,805,000	—	279,000	769,500
Exercised	—	—	—	—
Expired or cancelled	—	—	—	—

Outstanding, end of year	1,805,000	—	1,048,500	769,500

Exercisable, end of year	130,435	—	1,048,500	769,500

Available for grant, end of year	195,000	—

The weighted average option and warrant exercise price information for 2005 and 2004 is as follows:

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2005	2004	2005	2004
Outstanding, beginning of year	$—	$—	$1.75	$—
Granted during the year	$4.00	$—	$1.75	$1.75
Exercised during the year	$—	$—	$—	$—
Expired or cancelled during the year	$—	$—	$—	$—
Outstanding at end of year	$4.00	$—	$1.75	$1.75
Exercisable at end of year	$4.00	$—	$1.75	$1.75

Significant option and warrant groups outstanding at December 31, 2005, and related weighted average exercise price and life information is as follows:

Grant date	Options Outstanding	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
December 9, 2004	—	769,500	769,500	$1.75	3.91
January 10, 2005	—	168,750	168,750	$1.75	4.00
January 26, 2005	—	110,250	110,250	$1.75	4.08
March 5, 2005	600,000	—	130,435	$4.00	9.17
March 5, 2005	450,000	—	—	$4.00	9.17
April 19, 2005	625,000	—	—	$4.00	9.33
November 15, 2005	130,000	—	—	$4.00	9.83

Total	1,805,000	1,048,500	1,178,935