Form 10QSB
period 2006-03-31
Uni-Pixel
filed 2006-05-15
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of May 12, 2006, the issuer had 15,949,717 shares of issued and outstanding common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (Check One):   Yes ☐   No ☒

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets March 31, 2006 (unaudited) and December 31, 2005

Consolidated Statements of Operations Three months ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited) and cumulative period from inception to March 31, 2006 (unaudited)

Consolidated Statements of Shareholders’ Equity From inception to March 31, 2006 (unaudited)

Consolidated Statements of Cash Flows Three months ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited) and cumulative period from inception to March 31, 2006 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

Part II.	Other Information

Item 6.	Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Uni-Pixel, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$644,361	$2,328,385
Restricted cash	202,000	40,000
Interest receivable	8,813	6,297
Prepaid expenses	16,963	16,965

Total current assets	872,137	2,391,647

Property and equipment, net of accumulated depreciation of $269,383 and $203,709, at March 31, 2006 and December 31, 2005, respectively	836,566	854,052
Restricted cash, less current portion	98,000	260,000

Total assets	$1,806,703	$3,505,699

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$332,822	$278,749
Accrued expenses	7,651	10,812
Deferred revenue	—	200,000
Current portion of note payable	125,917	144,019

Total current liabilities	466,390	633,580

Note payable, less current portion	30,276	57,537

Total liabilities	496,666	691,117

Shareholders’ equity
Preferred stock, $0.001 par value; $3.50 liquidation preference; 10,000,000 shares authorized, 2,433,334 and 2,685,651 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	2,433	2,686
Common stock, $0.001 par value; 40,000,000 shares authorized, 15,903,137 and 15,395,057 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	15,903	15,395
Additional paid-in capital	17,546,571	17,348,728
Accumulated deficit during development stage	(16,254,870)	(14,552,227)

Total shareholders’ equity	1,310,037	2,814,582

Total liabilities and shareholders’ equity	$1,806,703	$3,505,699

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		Cumulative Period from February 17, 1998 (date of inception) to March 31,
	2006	2005	2006

Revenues
Development contract revenue	$200,000	$18,219	$1,158,201

Total revenues	200,000	18,219	1,158,201

Cost of revenues	—	9,109	456,648

Gross margin	200,000	9,110	701,553

Selling, general and administrative expenses	830,263	512,381	7,711,020
Research and development	1,080,112	507,543	8,041,298

Operating loss	(1,710,375)	(1,010,814)	(15,050,765)

Other income (expense)
Other income	—	—	886,886
Debt issuance expense	—	—	(500,000)
Interest income (expense), net	13,767	23,606	(775,514)

Net loss	$(1,696,608)	$(987,208)	$(15,439,393)

Preferred stock dividends	(132,040)	(185,853)	(941,482)
Net loss attributable to common shareholders	$(1,828,648)	$(1,173,061)	$(16,380,875)

Per share information
Net loss — basic and diluted	$(0.11)	$(0.08)	$(2.49)
Preferred stock dividends	(0.01)	(0.01)	(0.15)
Net loss attributable to common shareholders — basic and diluted	$(0.12)	$(0.09)	$(2.64)

Weighted average number of basic and diluted common shares outstanding	15,667,897	12,800,580	6,203,022

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity

	Series A						Accumulated
	Preferred Stock						Deficit	Total
	Number		Common Stock		Additional	Deferred	During	Shareholders’
	of		Number of		Paid-In	Stock-Based	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	(Deficit)
Founder shares issued at inception at February 17, 1998	—	$—	4,500,000	$4,500	$(500)	$—	$—	$4,000
Stock issued during 1999 (prices ranging from $0.50 - $0.62 per share)	—	—	180,000	180	183,820	—	—	184,000
Stock issued during 2000 (prices ranging from $11.34 - $17.00 per share)	—	—	63,750	64	956,186	—	—	956,250
Stock issued during 2001 (prices ranging from $10.00 - $17.00 per share)	—	—	28,176	28	404,227	—	—	404,255
Stock issued during 2002 (prices ranging from $2.00 - $10.00 per share)	—	—	157,327	157	353,783	—	—	359,940
Deferral of stock-based compensation	—	—	—	—	1,100,000	(1,100,000)	—	—
Amortization of stock-based compensation	—	—	—	—	—	206,250	—	206,250
Net loss	—	—	—	—	—	—	(3,968,540)	(3,968,540)
Balance, December 31, 2002	—	$—	4,929,253	$4,929	$2,997,516	$(893,750)	$(3,968,540)	$(1,859,845)
Stock issued during 2003 (prices ranging from $1.00 - $2.00 per share)	—	—	210,827	211	263,943	—	—	264,154
Amortization of stock-based compensation	—	—	—	—	—	275,000	—	275,000
Warrants issued	—	—	—	—	500,000	—	—	500,000
Net loss	—	—	—	—	—	—	(2,492,123)	(2,492,123)
Balance, December 31, 2003	—	$—	5,140,080	$5,140	$3,761,459	$(618,750)	$(6,460,663)	$(3,312,814)
Issuance of common stock for services	—	—	738,309	738	316,975	—	—	317,713
Conversion of note payable for common stock	—	—	51,008	51	95,052	—	—	95,103
Exercise of stock options	—	—	1,490,000	1,490	28,310	—	—	29,800
Exercise of warrants	—	—	512,500	513	34,488	—	—	35,000
Amortization of stock-based compensation	—	—	—	—	—	618,750	—	618,750
Conversion of bridge loans	256,643	257	850,625	851	1,834,242	—	—	1,835,350
Issuance of preferred stock	2,565,000	2,565	—	—	7,646,765	—	—	7,649,330
Issuance of common stock for net assets of REFL	—	—	1,100,808	1,101	(1,101)	—	—	—
Issuance of common stock for net assets of Gemini	—	—	2,917,250	2,917	26,255	—	—	29,172
Net loss	—	—	—	—	—	—	(2,315,332)	(2,315,332)
Balance, December 31, 2004	2,821,643	$2,822	12,800,580	$12,801	$13,742,444	$—	$(8,775,995)	$4,982,072
Issuance of preferred stock	930,000	930	—	—	2,798,370	—	—	2,799,300
Conversion of preferred stock into common stock and payment of preferred stock dividend	(1,222,499)	(1,223)	2,594,477	2,594	260,296	—	(261,667)	—
Issuance of preferred stock for dividends	156,507	157	—	—	547,618	—	(547,775)	—
Net loss	—	—	—	—	—	—	(4,966,790)	(4,966,790)
Balance, December 31, 2005	2,685,651	$2,686	15,395,057	$15,395	$17,348,728	$—	$(14,552,227)	$2,814,582
Conversion of preferred stock into common stock and payment of preferred stock dividend	(252,317)	(253)	508,080	508	5,780		(6,035)	—
Stock compensation expense					192,063			192,063
Net loss							(1,696,608)	(1,696,608)
Balance, March 31, 2006 (unaudited)	2,433,334	$2,433	15,903,137	$15,903	$17,546,571	$—	$(16,254,870)	$1,310,037

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,		Cumulative Period from February 18, 1998 (date of inception) to March 31,
	2006	2005	2006
Cash flows from operating activities
Net loss	$(1,696,608)	$(987,208)	$(15,439,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest forgiven	—	—	(91,421)
Interest earned, but not received	(2,516)	—	(8,813)
Employee compensation notes payable forgiven	—	—	(795,465)
Depreciation and amortization	65,674	18,104	337,131
Stock issued for services	—	—	460,062
Stock compensation expense	192,063	—	192,063
Non-cash compensation expense	—	—	1,100,000
Amortization of debt issuance costs	—	—	500,000
Cash restricted for note payable and lease obligations	—	—	(300,000)
Change in operating assets and liabilities:
Increase in related party receivables	—	(2,000)	—
(Increase) decrease in prepaid expenses and other current assets	2	(14,209)	(16,963)
Increase in accounts payable	54,072	264,457	332,818
Increase (decrease) in accrued interest payable	—	(7,635)	180,943
Increase (decrease) in accrued expenses and other liabilities	(3,161)	(17,844)	803,116
Decrease in deferred revenue	(200,000)	—	—
Net cash used in operating activities	(1,590,474)	(746,335)	(12,745,922)

Cash flows from investing activities
Purchase of property and equipment	(48,185)	(373,841)	(1,133,736)
Proceeds from the sale of property and equipment	—	—	27,792
Purchases of patents, trademarks and organization costs	—	—	(67,748)
Net cash used in investing activities	(48,185)	(373,841)	(1,173,692)

Cash flows from financing activities
Proceeds from notes payable to related party	—	—	115,103
Payments on notes payable to related party	(20,000)	(48,163)	(144,567)
Proceeds from convertible notes payable	—	—	3,390,000
Payments on convertible notes payable	—	—	(1,470,672)
Proceeds (payments) from notes payable, net	(25,365)	—	136,431
Proceeds from the issuance of preferred stock, net	—	2,799,300	10,448,630
Proceeds from the issuance of common stock, net	—	—	2,089,050
Net cash provided by (used in) financing activities	(45,365)	2,751,137	14,563,975

Net increase (decrease) in cash and cash equivalents	(1,684,024)	1,630,961	644,361
Cash and cash equivalents, beginning of period	2,328,385	5,342,641	—
Cash and cash equivalents, end of period	$644,361	$6,973,602	$644,361

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,512	$12,458	$745,505
Interest capitalized into notes payable	$—	$—	$8,250
Debt issuance cost for warrant issued	$—	$—	$500,000
Preferred stock dividend	$132,040	$185,853	$941,482
Conversion of notes payable for preferred stock	$—	$—	$898,250
Conversion of notes payable for common stock	$—	$—	$980,103
Stock issued for services	$—	$—	$1,560,062
Stock issued for interest	$—	$—	$81,272

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation, Business and Organization

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

Uni-Pixel is a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. As of March 31, 2006, we had accumulated a total deficit of $16.3 million from operations in pursuit of this objective.

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

Our strategy is to develop further our proprietary TMOS technology to the point of initially manufacturing small volumes of high performance displays for military applications.  We intend to utilize contract manufacturing for product fabrication to augment our internal capabilities in the short term.  We also plan to enter into joint ventures in certain vertical market segments to exploit the existing manufacturing and distribution channels of our targeted partners.  We further plan to license our technology to display manufacturers for use in applications such as mobile phones, digital cameras, laptop computers, and other consumer electronic devices. Through our internal research and development efforts we have established a portfolio of TMOS-related patents and patent applications and other intellectual property rights that support these joint venture and licensing strategies.  We currently have nine issued patents and twenty-three pending patent applications worldwide and contemplate obtaining exclusive field-of-use licenses, with the right to sublicense, to complementary technologies from targeted strategic partners and U.S. national laboratories.

Through March 31, 2006, we have been primarily engaged in developing our initial product technology, recruiting personnel, commencing our U.S. operations and raising capital. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2006. We will finance our operations primarily through our existing cash and possible future financing transactions.

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

As of March 31, 2006, we had cash and cash equivalents of $0.6 million.  We believe that our existing capital resources are adequate to finance our operations until May 2006, however our long-term viability is dependent upon successful operation of our business, our ability to develop our manufacturing process, the development of our products and our ability to raise additional debt and equity to meet our business objectives.

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

Note 3 - Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or of a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Form 10-KSB, for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 28, 2006.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks. The amounts held in these banks exceed the insured limit of $100,000 from time to time and exceeded that balance at March 31, 2006 and December 31, 2005 by $378,000 and  $2,063,000, respectively. The terms of these deposits are on demand to minimize risk.  We have not incurred losses related to these deposits.

Restricted cash

As of March 31, 2006, we had restricted cash of $300,000.  Of this amount, $220,000 collateralizes a long-term note payable for the purchase of measurement equipment.  Additionally, $80,000 of this amount secures certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas.  The restricted cash has been segregated into current and long-term classifications based on its anticipated liquidation.

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

Revenue from development contracts are recognized when the contract is complete and collectibility is reasonably assured.  Deferred revenue on these contracts of $0 and $200,000 at March 31, 2006 and December 31, 2005, respectively, consists of a development contract to produce and deliver a prototype device.   During the first quarter ended March 31, 2006, the Company fulfilled its obligation with a customer in providing a product prototype, and has released deferred income of $200,000 into earned revenues during the period.  The costs incurred with this prototype were incurred in prior periods as a component of research and development expenses.

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

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), “Share Based Payment,” which eliminates the use of APB Opinion No. 25 and will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. We have implemented SFAS No. 123(R) effective January 1, 2006.

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

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with SFAS No. 123(R):

Stock options. The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to members of the Board of Directors.  The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model.  Most options vest either a) annually over a three-year service period.  The Company will issue new shares upon the exercise of stock options.

Total compensation expense recognized for options was approximately $0.2 million in the first quarter of 2006.

A summary of the changes in the total stock options outstanding during the three months ended March 31, 2006 follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,805,000	$4.00
Granted	—	—
Forfeited or expired	—	—
Exercised	—	—
Outstanding at March 31, 2006	1,805,000	$4.00
Vested and exercisable at March 31, 2006	319,565	$4.00

The fair value of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended March 31, 2006	Three Months ended March 31, 2005
Expected life (years)	5 years	5 years
Interest rate	4%	4%
Dividend yield	—	—
Volatility	40.05%	40.05%

The following table presents information on net loss and diluted loss per share for the three months ended March 31, 2006 determined in accordance with SFAS No. 123(R), compared to the pro forma information determined under SFAS 123 for the three months ended March 31, 2005:

	Three Months Ended March 31,
	2006	2005

Net loss attributable to common shareholders - as reported	$(1,828,648)	$(1,173,061)
Add: stock-based compensation	N/A	N/A
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted to employees, net of related tax effect of $0	N/A	(30,159)
Net loss - pro forma	$(1,828,648)	$(1,203,220)

Net loss per share attributable to common shareholders - as reported
Basic and diluted	$(0.12)	$(0.09)
Net loss per share attributable to common shareholders - pro forma
Basic and diluted	$(0.12)	$(0.09)

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

At March 31, 2006, options and warrants to purchase 2,853,500 shares of common stock at exercise prices ranging from $1.75 to $4.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

Fair Value of Financial Instruments

Our financial instruments consist of accounts receivable and accounts payable. We believe the fair values of our accounts receivable, accounts payable and note payable reflect their respective carrying amounts.

Recent accounting pronouncements

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

Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board (“APB”) Opinion No. 29 (“SFAS 153”). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively. SFAS 153 did not have a material impact on the Company’s unaudited interim consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). The statement requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The Company will adopt SFAS No. 156 in fiscal year 2007. SFAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company will adopt SFAS No. 155 in fiscal year 2007. SFAS 155 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial statements.

Note 4                         Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facility in The Woodlands, Texas under a third party non-cancelable operating lease through 2010. Future minimum lease commitments are as follows as of March 31, 2006:

Year Ending December 31
2006	$147,411
2007	199,727
2008	202,997
2009	206,267
2010	191,825
Thereafter	—
Total	$948,227

This lease provides the Company with a 5-year renewal option.

Note 5                         Equity, Stock Plan and Warrants

Equity instruments issued to non-employees

From time to time, in order to preserve cash and to fund our operating activities, common stock or other equity instruments may be issued for cash or in exchange for goods or services. Equity instruments issued for goods or services are recorded at the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measurable. During the three months ended March 31, 2006, we did not issue equity instruments to non-employees.

Common Stock

During the three months ended March 31, 2006, we issued no shares of common stock for cash in connection with the exercise of stock options and issued no shares of common stock in exchange for cashless exercise of warrants.

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

In the first quarter of 2006, we did not grant any options.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the consolidated financial statements including the notes thereto.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Some of the information in this report contains forward-looking information that involve risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. You can identify these statements by the fact that they do not related strictly to historic or current facts and often use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. You should also consider carefully the statements under “Description of Business - Risk Factors” in our Form 10-KSB, for the year ended December 31, 2005, which address factors that could cause our actual results to differ from those set forth in the forward-looking statements.

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 3 of Notes to the unaudited Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The following discusses our significant accounting policies and estimates.

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

Cost of Revenues and Selling, General and Administrative Expenses and Research and Development Expenses:  In an effort to consolidate our executive management team, we moved our headquarters from Austin, Texas to The Woodlands, Texas during the third quarter of 2005. The primary purpose of our facility in The Woodlands, Texas is to conduct research on the development, testing and delivery of our prototype devices, and the commercialization of our products.

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

Stock-Based Compensation:  Beginning in the quarter beginning January 1, 2006, we adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” which eliminates the use of APB Opinion No. 25 and we will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—the requisite service period. No compensation cost will be recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised 2004) must be applied to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for which the associated service has not been rendered as of its effective date.

Prior to January 1, 2006, we accounted for our stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123— “Accounting for Stock Based Compensation.” Under SFAS No. 123, we are permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB No. 25”), and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. We have elected to continue following the provisions of APB No. 25. Stock options issued to persons other than employees or directors are recorded on the basis of their fair value as required by SFAS No. 123.

RESULTS OF OPERATIONS

Comparison of the three months ending March 31, 2006 and 2005

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

Revenues increased to $200,000 for the three months ended March 31, 2006, as compared to $18,219 for the three months ended March 31, 2005, due to the revenues recognized from the work specific to a development contract during each of those respective periods.

COST OF REVENUES. Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the three months ended March 31, 2006 decreased to $0 as compared to $9,109 for the three months ended March 31, 2005. No cost of revenues was recognized as the cost of revenues was expensed in the period incurred prior to 2006 as a component of research and development expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 62% or $317,882, to $830,263 for the three months ended March 31, 2006 from $512,381 for the three months ended March 31, 2005. The major components of the increase are as follows:

a)  Salaries and benefits increased by approximately $277,000 to $448,000 for the three months ended March 31, 2006 compared to $171,000 for the three months ended March 31, 2005 due to a increase in the number of selling, general and administrative employees and a stock compensation expense of $147,000 for the three months ended March 31, 2006;

b) Contract labor decreased by approximately $37,000 to $52,000 for the three months ended March 31, 2006 compared to $89,000 for the three months ended March 31, 2005;

c) Legal expense decreased by approximately $25,000 to $111,000 for the three months ended March 31, 2006 compared to $136,000 for the three months ended March 31, 2005;

d) Accounting expense decreased by approximately $1,000 to $21,000 for the three months ended March 31, 2006 compared to $22,000 for the three months ended March 31, 2005;

e) Office expense increased by approximately $19,000 to $39,000 for the three months ended March 31, 2006 compared to $20,000 for the three months ended March 31, 2005;

f) Travel expense increased by approximately $10,000 to $30,000 for the three months ended March 31, 2006 compared to $20,000 for three months ended March 31, 2005;  and

g) Depreciation and amortization expense increased by approximately $48,000 to $66,000 for the three months ended March 31, 2006 compared to $18,000 for the three months ended March 31, 2005 as a result of an increase in property and equipment during the three months ended March 31, 2006.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $572,569 during the three months ended March 31, 2006 to $1,080,112 from $507,543 for the three months ended March 31, 2005. The major components of the increase are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $106,000 to $397,000 for the three months ended March 31, 2006 compared to $291,000 for the three months ended March 31, 2005 due to an increase in the number of research and development employees and the level of compensation for these employees, including executive pay increases and a stock compensation expense of $45,000 for the three months ended March 31, 2006;

b) Consulting expense attributable to research and development increased by approximately $378,000 to $521,000 for the three months ended March 31, 2006 compared to $143,000 for the three months ended March 31, 2005 primarily due to increased services related to prototype development and an increase in legal expenses related to patent work;

c) Lab expense increased by approximately $59,000 to $64,000 for the three months ended March 31, 2006 compared to $5,000 for the three months ended March 31, 2005; and

d) Travel expense attributable to research and development increased by approximately $2,000 to $41,000 for the three months ended March 31, 2006 compared to $39,000 for the three months ended March 31, 2005.

OTHER INCOME (EXPENSE).

a) Interest income (expense), net decreased to $13,767 for the three months ended March 31, 2006 as compared to $23,606 for the three months ended March 31, 2005 primarily due to less cash on hand.

NET LOSS.  Net loss increased to $1,696,608 for the three months ended March 31, 2006, as compared to $987,208 for the three months ended March 31, 2005. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the three months ended March 31, 2006 was $1,828,648 as compared to a net loss attributable to common stockholders of $1,173,061 for the three months ended March 31, 2005. The net loss attributable to common stockholders for the three months ended March 31, 2006 includes $132,040 of accrued but unpaid preferred stock dividends. The net loss attributable to common stockholders for the three months ended March 31, 2005 includes $185,853 of accrued but unpaid preferred stock dividends.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the three months ended March 31, 2006 increased to $1,590,474 as compared to $746,335 used for the three months ended March 31, 2005. The increase is primarily a result of increases in the first three months of 2006 in research and development spending and general and administrative expenses resulting from additional employee salary and related employee costs.

Investing Activities

Cash used for investing activities during the three months ended March 31, 2006 amounted to $48,185, as compared to $373,841 used for investing activities for the three months ended March 31, 2005 due to our decreased spending on computers, furniture, laboratory, metrology and testing equipment in the three months ended March 31, 2006.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements of common stock, convertible investor notes, and a preferred stock offering which we closed in December 2004 and January 2005. During the three months ended March 31, 2006, the total net cash used by financing activities was ($45,365). The ($45,365) includes: a) $20,000 payments on notes payable to related party and b) $25,365 net payments on notes payable. The total net cash provided by financing activities was $2,751,137 for the three months ended March 31, 2005. The $2,751,137 includes: a) $48,163 payments on notes payable to related party and b) $2,799,300 net from cash sales of shares of our Series A Preferred Stock.

Working Capital

As of March 31, 2006, we had a cash balance of $0.6 million. We project that current cash reserves will sustain our operations at least through May 2006.

We are a development stage company and have not experienced significant operations since our formation. We reached a positive working capital position as of the first quarter of 2005 as a result of our financing activities. We have incurred significant operating losses during each of the years 2002 through 2005 and the first quarter ended March 31, 2006. We intend to utilize a proprietary methodology for development of our displays. Our principal activities, from the beginning of the development stage, have been organizational matters, capital raising activities including issuance of stock, product research and development, fund raising, and market research.

To date, we have had only a few revenue-generating services or development contracts. These include a prototype development agreement with a large personal computer company, and a Small Business Innovation Research (SBIR) Phase One agreement with the U.S. Air Force for $98,214 and a follow-on Phase Two agreement for $686,966. We also entered into a prototype development agreement with Lockheed Martin, a large military contractor, in October 2005, for which we have received full payment from Lockheed Martin. Our immediate customer prospects are limited to Lockheed Martin, with which we entered into a License and Strategic Business Agreement dated October 5, 2005. See “Risk Factors” included in our Form 10K-SB, filed with the Securities and Exchange Commission on March 28, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2006, management, including our President and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, management, including our President and our Chief Financial Officer, concluded that, as of March 31, 2006, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, our President and Chief Financial Officer have determined that no significant changes in our internal control over financial reporting occurred during our most recent fiscal quarter that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Real-Estateforlease.com, Inc. (1)
3.2	Amended and Restated Bylaws of Uni-Pixel, Inc. (1)
4.1	Certificate of Designations of Real-Estateforlease.com, Inc. Series A Convertible Preferred Stock (1)
4.2	Junior Subordinated Unsecured Promissory Note (1)
4.3	Common Stock Purchase Warrant No. 1 (1)
4.4	Common Stock Purchase Warrant No. 2 (1)
4.5	Common Stock Purchase Warrant No. 3 (1)
4.6	Form of Common Stock certificate (2)

31.1	Certification of the President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of the President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Previously filed as an exhibit to the Company’s Form 10-SB, filed on February 18, 2005, and incorporated by reference hereto.
(2)	Previously filed as an exhibit to the Company’s Form 10-KSB, filed on March 28, 2006, and incorporated by reference hereto.
(3)	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

May 12, 2006	By:	/s/ James A. Tassone
Date		James A. Tassone, Chief Financial Officer