Form 10QSB
period 2006-06-30
Uni-Pixel
filed 2006-08-14
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

As of August 14, 2006, the issuer had 16,014,686 shares of issued and outstanding common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (Check One):   Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$711,453	$2,328,385
Current portion of restricted cash	40,000	40,000
Interest receivable	3,180	6,297
Prepaid expenses	36,551	16,965

Total current assets	791,184	2,391,647

Property and equipment, net of accumulated depreciation of $335,727 and $203,709, at June 30, 2006 and December 31, 2005, respectively	770,221	854,052
Restricted cash, less current portion	40,000	260,000

Total assets	$1,601,405	$3,505,699

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$191,237	$278,749
Accrued expenses	—	10,812
Deferred revenue	—	200,000
Derivative liability for Warrant	1,445,740	—
Current portion of notes payable, net of unamortized discounts of $1,295,894	214,098	144,019

Total current liabilities	1,851,075	633,580

Note payable, less current portion	11,498	57,537

Total liabilities	1,862,573	691,117

Shareholders’ equity
Preferred stock, $0.001 par value; $3.50 liquidation preference; 10,000,000 shares authorized, 2,378,606 and 2,685,651 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	2,379	2,686
Common stock, $0.001 par value; 40,000,000 shares authorized, 16,014,686 and 15,395,057 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	16,015	15,395
Additional paid-in capital	17,742,545	17,348,728
Accumulated deficit during development stage	(18,022,107)	(14,552,227)

Total shareholders’ equity (deficit)	(261,168)	2,814,582

Total liabilities and shareholders’ equity	$1,601,405	$3,505,699

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Six Months Ended June 30,		Cumulative Period from February 17, 1998 (date of inception) to June 30,
	2006	2005	2006

Revenues
Development contract revenue	$200,000	$19,689	$1,158,201

Total revenues	200,000	19,689	1,158,201

Cost of revenues	—	9,844	456,648

Gross margin	200,000	9,845	701,553

Selling, general and administrative expenses	1,610,988	1,117,147	8,491,745
Research and development	1,818,306	1,321,683	8,779,492

Operating loss	(3,229,294)	(2,428,985)	(16,569,684)

Other income (expense)
Net increase in fair value of derivative liability	(147,709)	—	(147,709)
Other income	—	—	886,886
Debt issuance expense	(9,623)	—	(509,623)
Interest income (expense), net	(73,551)	63,597	(862,832)

Net loss	$(3,460,177)	$(2,365,388)	$(17,202,962)

Preferred stock dividends	(257,406)	(381,951)	(1,066,848)
Net loss attributable to common shareholders	$(3,717,583)	$(2,747,339)	$(18,269,810)

Per share information
Net loss — basic and diluted	$(0.22)	$(0.18)	$(2.65)
Preferred stock dividends	(0.02)	(0.03)	(0.16)
Net loss attributable to common shareholders — basic and diluted	$(0.24)	$(0.21)	$(2.81)

Weighted average number of basic and diluted common shares outstanding	15,825,954	12,800,580	6,494,319

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,
	2006	2005

Revenues
Development contract revenue	$—	$1,470

Total revenues	—	1,470

Cost of revenues	—	735

Gross margin	—	735

Selling, general and administrative expenses	780,725	604,766
Research and development	738,194	814,140

Operating loss	(1,518,919)	(1,418,171)

Other income (expense)
Net increase in fair value of derivative liability	(147,709)	—
Other income	—	—
Debt issuance expense	(9,623)	—
Interest income (expense), net	(87,318)	39,991

Net loss	$(1,763,569)	$(1,378,180)

Preferred stock dividends	(125,366)	(196,098)
Net loss attributable to common shareholders	$(1,888,935)	$(1,574,278)

Per share information
Net loss — basic and diluted	$(0.11)	$(0.11)
Preferred stock dividends	(0.01)	(0.01)
Net loss attributable to common shareholders — basic and diluted	$(0.12)	$(0.12)

Weighted average number of basic and diluted common shares outstanding	15,982,274	12,800,580

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity

							Accumulated
	Series A						Deficit	Total
	Preferred Stock		Common Stock		Additional	Deferred	During	Shareholders’
	Number		Number of		Paid-In	Stock-Based	Development	Equity
	of Shares	Amount	Shares	Amount	Capital	Compensation	Stage	(Deficit)
Founder shares issued at inception at February 17, 1998	—	$—	4,500,000	$4,500	$(500)	$—	$—	$4,000
Stock issued during 1999 (prices ranging from $0.50 - $0.62 per share)	—	—	180,000	180	183,820	—	—	184,000
Stock issued during 2000 (prices ranging from $11.34 - $17.00 per share)	—	—	63,750	64	956,186	—	—	956,250
Stock issued during 2001 (prices ranging from $10.00 - $17.00 per share)	—	—	28,176	28	404,227	—	—	404,255
Stock issued during 2002 (prices ranging from $2.00 - $10.00 per share)	—	—	157,327	157	353,783	—	—	359,940
Deferral of stock-based compensation	—	—	—	—	1,100,000	(1,100,000)	—	—
Amortization of stock-based compensation	—	—	—	—	—	206,250	—	206,250
Net loss	—	—	—	—	—	—	(3,968,540)	(3,968,540)
Balance, December 31, 2002	—	$—	4,929,253	$4,929	$2,997,516	$(893,750)	$(3,968,540)	$(1,859,845)
Stock issued during 2003 (prices ranging from $1.00 - $2.00 per share)	—	—	210,827	211	263,943	—	—	264,154
Amortization of stock-based compensation	—	—	—	—	—	275,000	—	275,000
Warrants issued	—	—	—	—	500,000	—	—	500,000
Net loss	—	—	—	—	—	—	(2,492,123)	(2,492,123)
Balance, December 31, 2003	—	$—	5,140,080	$5,140	$3,761,459	$(618,750)	$(6,460,663)	$(3,312,814)
Issuance of common stock for services	—	—	738,309	738	316,975	—	—	317,713
Conversion of note payable for common stock	—	—	51,008	51	95,052	—	—	95,103
Exercise of stock options	—	—	1,490,000	1,490	28,310	—	—	29,800
Exercise of warrants	—	—	512,500	513	34,487	—	—	35,000
Amortization of stock-based compensation	—	—	—	—	—	618,750	—	618,750
Conversion of bridge loans	256,643	257	850,625	851	1,834,242	—	—	1,835,350
Issuance of preferred stock	2,565,000	2,565	—	—	7,646,765	—	—	7,649,330
Issuance of common stock for net assets of REFL	—	—	1,100,808	1,101	(1,101)	—	—	—
Issuance of common stock for net assets of Gemini	—	—	2,917,250	2,917	26,255	—	—	29,172
Net loss	—	—	—	—	—	—	(2,315,332)	(2,315,332)
Balance, December 31, 2004	2,821,643	$2,822	12,800,580	$12,801	$13,742,444	$—	$(8,775,995)	$4,982,072
Issuance of preferred stock	930,000	930	—	—	2,798,370	—	—	2,799,300
Conversion of preferred stock into common stock and payment of preferred stock dividend	(1,222,499)	(1,223)	2,594,477	2,594	260,296	—	(261,667)	—
Issuance of preferred stock for dividends	156,507	157	—	—	547,618	—	(547,775)	—
Net loss	—	—	—	—	—	—	(4,966,790)	(4,966,790)
Balance, December 31, 2005	2,685,651	$2,686	15,395,057	$15,395	$17,348,728	$—	$(14,552,227)	$2,814,582
Conversion of preferred stock into common stock and payment of preferred stock dividend	(307,045)	(307)	619,629	620	9,390	—	(9,703)	—
Stock compensation expense	—	—	—	—	384,427	—	—	384,427
Net loss	—	—	—	—	—	—	(3,460,177)	(3,460,177)
Balance, June 30, 2006 (unaudited)	2,378,606	$2,379	16,014,686	$16,015	$17,742,545	$—	$(18,022,107)	$(261,168)

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,		Cumulative Period from February 18, 1998 (date of inception) to June 30,
	2006	2005	2006
Cash flows from operating activities
Net loss	$(3,460,177)	$(2,365,388)	$(17,202,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest forgiven	—	—	(91,421)
Interest earned, but not received	3,117	—	(3,180)
Employee compensation notes payable forgiven	—	—	(795,465)
Depreciation and amortization	132,019	66,802	403,476
Stock issued for services	—	—	460,062
Stock compensation expense	384,427	—	384,427
Non-cash compensation expense	—	—	1,100,000
Amortization of debt issuance costs	2,163	—	502,163
Amortization of discounts on notes payable	77,137	—	77,137
Net increase in fair value of derivative	147,709	—	147,709
Cash restricted for note payable and lease obligations	220,000	—	(80,000)
Change in operating assets and liabilities:
Increase in related party receivables	—	—	—
(Increase) decrease in prepaid expenses and other current assets	(21,750)	(21,140)	(38,715)
Increase (decrease) in accounts payable	(87,512)	268,192	191,234
Increase (decrease) in accrued interest payable	—	(7,635)	180,943)
Increase (decrease) in accrued expenses and other liabilities	(10,812)	(17,778)	795,465)
Decrease in deferred revenue	(200,000)	—	—
Net cash used in operating activities	(2,813,679)	(2,076,947)	(13,969,127)

Cash flows from investing activities
Purchase of property and equipment	(48,187)	(682,294)	(1,133,738)
Proceeds from the sale of property and equipment	—	—	27,792
Purchases of patents, trademarks and organization costs	—	—	(67,748)
Net cash used in investing activities	(48,187)	(682,294)	(1,173,694)

Cash flows from financing activities
Proceeds from notes payable to related party	—	—	115,103
Payments on notes payable to related party	(33,607)	(66,048)	(158,174)
Proceeds from convertible notes payable	—	—	3,390,000
Payments on convertible notes payable	—	—	(1,470,672)
Proceeds (payments) from notes payable, net	1,278,541	211,173	1,440,337
Proceeds from the issuance of preferred stock, net	—	2,799,300	10,448,630
Proceeds from the issuance of common stock, net	—	—	2,089,050
Net cash provided by financing activities	1,244,934	2,944,425	15,854,274

Net increase (decrease) in cash and cash equivalents	(1,616,932)	185,184	711,453
Cash and cash equivalents, beginning of period	2,328,385	5,342,641	—
Cash and cash equivalents, end of period	$711,453	$5,527,825	$711,453

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,289	$12,458	$763,282
Interest capitalized into notes payable	$—	$—	$8,250
Debt issuance cost for warrant issued	$—	$—	$500,000

Preferred stock dividend	$257,406	$381,951	$1,066,848
Conversion of notes payable for preferred stock	$—	$—	$898,250
Conversion of notes payable for common stock	$—	$—	$980,103
Stock issued for services	$—	$—	$1,560,062
Stock issued for interest	$—	$—	$81,272

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

Uni-Pixel is a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. As of June 30, 2006, we had accumulated a total deficit of $18.0 million from operations in pursuit of this objective.

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

Through June 30, 2006, we have been primarily engaged in developing our initial product technology, recruiting personnel, commencing our U.S. operations and raising capital. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2006. We will finance our operations primarily through our existing cash and possible future financing transactions.

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

As of June 30, 2006, we had cash and cash equivalents of $0.7 million.  We believe that our existing capital resources are adequate to finance our operations until September 2006. However, our long-term viability is dependent upon successful operation of our business, our ability to develop our manufacturing process, the development of our products and our ability to raise additional debt and equity to meet our business objectives.

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

Management is currently in negotiations with a number of strategic investors, who have expressed interest in making an investment in Uni-Pixel.  These discussions are ongoing, and some of the potential investors are currently conducting their due diligence procedures.  However, there can be no assurance of the outcome of these negotiations.  In the event Uni-Pixel is not able to secure equity financing on acceptable terms, Uni-Pixel’s ability to develop its technology and achieve profitability may be adversely affected.

Note 3 - Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Form 10-KSB, for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 28, 2006.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks. The amounts held in these banks exceed from time to time the insured limit of $100,000 and exceeded that balance at June 30, 2006 and December 31, 2005 by $738,169 and $2,063,000, respectively. The terms of these deposits are on demand to minimize risk.  We have not incurred losses related to these deposits.

Restricted cash

As of June 30, 2006 and December 31, 2005, we had restricted cash of $80,000 and $300,000, respectively.  Of these amounts, $80,000 secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas at both June 30, 2006 and December 31, 2005.  The remaining $220,000 at December 31, 2005 collateralized a long-term note payable for the purchase of measurement equipment.  The restricted cash has been segregated into current and long-term classifications based on its anticipated liquidation.

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

Intangible assets

Our intangible assets represent patent applications which are recorded at cost.  We have filed applications for patents in connection with technologies being developed. The patent applications and any patents issued as a result of these applications are important to the protection of our technologies that may result from our research and development efforts. Costs associated with patent applications and maintaining patents are capitalized and will be amortized over the life of the patents.  We review the value recorded for intangible assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results to the extent the carrying value exceeds fair value determined based on the net present value of estimated future cash flows.

Derivative instruments

We account for all derivative financial instruments in accordance with SFAS No.  133, “Accounting for Derivative Instruments and Hedging Activities.” Derivative financial instruments are recorded as liabilities in the consolidated balance sheet and are measured at fair value. When available, quoted market prices are used in determining fair value. However, if quoted market prices are not available, we estimate fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.  These derivative liabilities are marked-to-market each quarter with the change in fair value recorded in the income statement.

We utilize the Black-Scholes option-pricing model to determine the fair value of our freestanding derivative instruments. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments’ expected remaining life. We also determined a fair value for our various embedded derivatives within our $1.5 million convertible notes by using a layered discounted probability-weighted cash flow model.  The assumptions used in both modeling techniques required significant management judgment and estimates of future fluctuation in stock price as well as changes in future interest rates. The reader should reference Note 6 for further details in regards to our derivative liabilities.

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

Revenue from development contracts are recognized when the contract is completed and collectibility is reasonably assured.  Deferred revenue on these contracts of $0 and $200,000 at June 30, 2006 and December 31, 2005, respectively, consists of a development contract to produce and deliver a prototype device.   During the first quarter ended March 31, 2006, the Company fulfilled its obligation with a customer in providing a product prototype, and has released deferred income of $200,000 into earned revenues during the period.  The costs incurred with this prototype were incurred in prior periods as a component of research and development expenses.

Research and development expenses

Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third-party contractors for research, development and manufacturing of materials and devices, and a portion of facilities costs. Prototype development costs are a significant component of research and development expenses and include costs associated with third-party contractors. Invoicing from third-party contractors for services performed can lag several months.  We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of management fees, site management and monitoring costs and data management costs. Actual costs may differ from estimated costs in some cases and are adjusted in the period in which they become known.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), “Share Based Payment,” which eliminates the use of APB Opinion No. 25 and will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. We have implemented SFAS No. 123(R) effective January 1, 2006.

We may, from time to time, issue common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to persons other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123 (“SFAS No. 123”), “Accounting for Stock Based Compensation”, which is measured as of the date required by EITF Issue 96-18 (“EITF 96-18”), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with SFAS No. 123(R):

Stock options. The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to members of the Board of Directors.  The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model.  Most options vest annually over a three-year service period.  The Company will issue new shares upon the exercise of stock options.

Total compensation expense recognized for options was approximately $0.4 million for the six months ended June 30, 2006.

A summary of the changes in the total stock options outstanding during the six months ended June 30, 2006 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2005	1,805,000	$4.00
Granted	1,010,000	1.75
Forfeited or expired	—	—
Exercised	—	—
Outstanding at June 30, 2006	2,815,000	$3.19
Vested and exercisable at June 30, 2006	567,030	$4.00

The fair value of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended June 30, 2006	Three Months ended June 30, 2005	Six Months ended June 30, 2006	Six Months ended June 30, 2005
Expected life (years)	5 years	5 years	5 years	5 years
Interest rate	4%	4%	4%	4%
Dividend yield	—	—	—	—
Volatility	63.74%	40.05%	63.74%	40.05%
Forfeiture rate	—	—	—	—

The following table presents information on net loss and diluted loss per share for the three and six months ended June 30, 2006 determined in accordance with SFAS No. 123(R), compared to the pro forma information determined under SFAS No. 123 for the three and six months ended June 30, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net loss attributable to common shareholders — as reported	$(1,888,935)	$(1,574,278)	$(3,717,583)	$(2,747,339)
Add: stock-based compensation	N/A	N/A	N/A	N/A
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted to employees, net of related tax effect of $0	NA	(147,641)	NA	(177,800)
Net loss — pro forma	$(1,888,935)	$(1,721,919)	$(3,717,583)	$(2,925,139)

Net loss per share attributable to common shareholders — as reported
Basic and diluted	$(0.12)	$(0.12)	$(0.24)	$(0.21)
Net loss per share attributable to common shareholders — pro forma
Basic and diluted	$(0.12)	$(0.13)	$(0.24)	$(0.23)

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

At June 30, 2006, options and warrants to purchase 3,863,500 shares of common stock at exercise prices ranging from $1.75 to $4.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.  This number does not include the Warrants issued to Trident Growth Fund, L.P. and CapSource Fund, L.P., which are discussed below.

On May 26, 2006, Uni-Pixel, Inc. entered into a Securities Purchase Agreement with Trident Growth Fund, L.P. and CapSource Fund, L.P. pursuant to which Uni-Pixel issued 12% Senior Secured Convertible Debentures for the principal amount of $1,500,000.  The principal sum of $1,500,000 is due on the earlier of (a) May 23, 2007; (b) the consummation of a Change of Control Transaction; or (c) upon the closing of a Qualifying Transaction, all as defined in the Securities Purchase Agreement.

In connection with the Securities Purchase Agreement the Company also agreed to issue Warrants as follows: 1,500,000 divided by the lesser of (i) $1.75; or (ii) 70% of the average price per share of the Common Stock and Common Stock Equivalents sold to any Person in the first Qualifying Transaction to be consummated following the Original Issue Date.

The exercise price of each share of Common Stock under the Warrants shall be equal to the lesser of (i) 90% of the average price per share of the Common Stock and Common Stock Equivalents sold to any Person in the first Qualifying Transaction to be consummated following the Initial Exercise Date; or (ii) $1.75 per share.

Fair value of financial instruments

Our financial instruments consist of accounts receivable, accounts payable, notes payable and derivative liabilities. We believe the fair values of our accounts receivable, accounts payable, notes payable and derivative liabilities reflect their respective carrying amounts.

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

Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board (“APB”) Opinion No. 29 (“SFAS 153”). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively. SFAS 153 did not have a material impact on the Company’s consolidated financial statements.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). The statement requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The Company will adopt SFAS No. 156 in fiscal year 2007. SFAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” that will become effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company’s unaudited interim consolidated financial statements.

Note 4 - Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities in The Woodlands, Texas under a third party non-cancelable operating lease through 2010. Future minimum lease commitments as of June 30, 2006 are as follows:

Year Ending December 31
2006	$98,365
2007	199,727
2008	202,997
2009	206,267
2010	191,825
Thereafter	—
Total	$899,181

This lease provides the Company with a 5-year renewal option.

Note 5 - Equity, Stock Plan and Warrants

Equity instruments issued to non-employees

From time to time, in order to preserve cash and to fund our operating activities, common stock or other equity instruments may be issued for cash or in exchange for goods or services. Equity instruments issued for goods or services are recorded at the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measurable.  During the six months ended June 30, 2006, we did not issue equity instruments to non-employees.

Common Stock

During the six months ended June 30, 2006, we issued no shares of common stock for cash in connection with the exercise of stock options and issued no shares of common stock in exchange for cashless exercise of warrants.

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

In the first quarter of 2006, we did not grant any options.  In the second quarter of 2006, we granted a total of 10,000 options to purchase our common stock with an exercise price of $1.90 per share to one employee under the Stock Incentive Plan.  The options vest over periods of 36 months from the date of grant.

Other Stock Options

In the second quarter of 2006, we granted a total of 1,000,000 options to purchase our common stock with an exercise price of $1.75 per share to Mr. Carl Yankowski.  250,000 of these options vest on the date Mr. Yankowski is appointed CEO of Uni-Pixel; an additional 250,000 options of such options shall vest on the one year anniversary of the date Mr. Yankowski is appointed CEO of Uni-Pixel, Inc.; and the remaining 500,000 options of such options shall vest monthly over a 24 month period beginning on the one year anniversary of the date Mr. Yankowski is appointed CEO of Uni-Pixel.  If Mr. Yankowski never becomes CEO of Uni-Pixel, the 1,000,000 options will be cancelled.   Mr. Yankowski has joined the Company effective April 1, 2006 as a Consultant and under the terms of the agreement will become the CEO and a member of the Company’s Board of Directors upon the Company completing a minimum equity round of $10 million.

Note 6 - Financing Activity

Secured convertible note -

On May 26, 2006, Uni-Pixel, Inc. entered into Securities Purchase Agreements with Trident Growth Fund, L.P. and CapSource Fund, L.P. pursuant to which Uni-Pixel issued 12% Senior Secured Convertible Debentures (the “Convertible Note”) for the principal amount of $1,500,000.  The principal sum of $1,500,000 is due on the earlier of (a) May 23, 2007; (b) the consummation of a Change of Control Transaction; or (c) upon the closing of a Qualifying Transaction, all as defined in the Securities Purchase Agreement.  The Convertible Note is convertible at any time at a price equal to the lesser of (a) $1.75 per share or (b) 90% of the average price per share of the Common Stock and Common Stock Equivalents sold to any Person in the first Qualifying Transaction to be consummated following the Initial Exercise Date, as defined in the Securities Purchase Agreements.

The Convertible Note bears interest at 12% and is payable monthly, in arrears.

The conversion price and number of shares to be issued upon conversion shall be subject to adjustment upon the occurrence of the following events during the period that this conversion right remains outstanding: common stock reclassification; stock splits, combinations and dividends; and share issuances.  Share issuances would include options, warrants or other issuances of shares to third parties or employees for an offer price less than the conversion price.  The occurrence of one of these events would result in the conversion price or number of shares convertible to be adjusted, or reset, to the lower offer price at the time of share issuance.

In connection with the financing, Trident Growth Fund, L.P. and CapSource Fund, L.P. have a continuing security interest in all of the assets of Uni-Pixel, Inc.

Events of  default under the Convertible Note include, among other provisions, bankruptcy, material adverse event,  breach of Covenant, and change in control, whereby upon occurrence, Trident Growth Fund, L.P. and CapSource Fund, L.P. may demand immediate repayment of the Convertible Note and accrued interest. Following the occurrence and during the continuance of an Event of Default, Trident Growth Fund, L.P. and CapSource Fund, L.P., at their option, may demand repayment in full of all obligations and liabilities owing by Uni-Pixel, Inc. The default payment shall be 100% of the outstanding principal amount of the Convertible Note. Additionally, Uni-Pixel, Inc. must pay additional interest on the Convertible Note equal to 6% per month on all outstanding amounts until the events of default are cured or waived.

The Convertible Note is a hybrid instrument which contains both freestanding derivative financial instruments and an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instrument includes the Trident Growth Fund, L.P. Warrant and the CapSource Fund, L.P. Warrant, which were valued individually, and totaled $1,298,031 at inception on May 24, 2006. The Company identified an embedded derivative feature related to the conversion price within the Convertible Note. However, its fair market is insignificant at inception.

Uni-Pixel, Inc. also incurred closing costs of $96,750 in connection with the closing of the Convertible Note.  Net fees and costs to non-lenders in the amount of $21,750 were capitalized as deferred loan costs at inception on May 24, 2006, and shall be recognized over the life of the Convertible Note, or 12 months, by using the effective interest method. The remaining financing costs of $75,000 paid to Trident Growth Fund, L.P. and CapSource Fund, L.P. were recorded to unamortized discount on the Convertible Note and are amortized to interest expense over 12 months under the effective interest method.

Common stock purchase warrants-

In connection with the Securities Purchase Agreement, both Trident Growth Fund, L.P. and CapSource Fund, L.P. received Common Stock Purchase Warrants (“Warrant”) to purchase a number of shares of our Common Stock subject to adjustments as follows: 750,000 divided by the lesser of (a) $1.75 per share or (b) 70% of the average price per share of the Common Stock and Common Stock Equivalents sold to any Person in the first Qualifying Transaction to be consummated following the Original Issue Date, all as defined in the Common Stock Purchase Warrants.  The Common Stock Purchase Warrants may be exercised at any time within 5 years at a price equal to the lesser of (a) $1.75 per share or (b) 90% of the average price per share of the Common Stock and Common Stock Equivalents sold to any Person in the first Qualifying Transaction to be consummated following the Initial Exercise Date, as defined in the Common Stock Purchase Warrants.

The Warrant is a freestanding derivative financial instrument. Using the  Black-Scholes  Method,  the  fair  value of the derivative was computed at $1,298,031 at inception on May 24, 2006 and recorded as a derivative liability which  resulted  in  a  reduction of the initial carrying amount (as unamortized discount) of the Convertible Note.   This derivative liability is marked-to-market each quarter with the change in fair value recorded in the income statement.  Unamortized discount is amortized to interest expense using the effective interest method over the life of the Convertible Note, or 12 months.  If the Warrant is exercised during this 12 month period, the derivative liability will be released and recorded as additional paid in capital.

The components of Notes payable at inception and at June 30, 2006 are as follows:

Convertible Note at Inception (May 24, 2006) -

As a result of these contract provisions, the Convertible Note balance at Inception (May 24, 2006) was adjusted as follows:

Notional balance of Convertible Note at May 24, 2000	$1,500,000
Adjustments:
Discount for derivative liability - Warrant	(1,298,031)
Discount for deferred loan costs paid to Trident and CapSource on Convertible Note	(75,000)

Convertible Note balance, net of unamortized discount at May 24, 2006	$126,969

Convertible Note at June 30, 2006 -

The Convertible Note balance on the consolidated balance sheet as of June 30, 2006 is comprised of the following:

Notional balance of Convertible Note at June 30, 2006	$1,500,000
Adjustments:
Discount for derivative liability - Warrant	(1,228,354)
Discount for deferred loan costs paid to Trident and CapSource on Convertible Note	(67,540)

Convertible Note balance, net of unamortized discount at June 30, 2006	$204,106

Change in unamortized discount and loan costs of Notes payable -

For the six months ended June 30, 2006, the discount on Notes payable changed for amortization of discounts for derivative liabilities related to the Convertible Note and Warrant and for amortization of loan costs paid in connection with both the Convertible Note. The total discount on Notes payable changed from $1,373,031 to $1,295,894 at June 30, 2006.

Accretion of unamortized discount to Convertible Note for derivative liabilities for Warrant	$(69,677)
Amortization of unamortized discount of loan costs	(7,460)

Total change in discount on Notes Payable during six months ended June 30, 2006	$(77,137)

The following assumptions were used in the preparation of the above valuations at June 30, 2006:

Black-Scholes Methodology:

Assumptions	Warrant
Dividend yield	0.00%
Risk-free interest rate	5.10%
Volatility	63.74%
Expected Term	4.90	years

Change in fair value of derivatives instruments-

The net increase in derivative liability for the Warrant (marked-to-market) of $147,709 for the six months ended June 30, 2006, has been recorded under Other income in the accompanying consolidated statements of operations.

The values of this derivative liability is subject to the changes in the trading value of the Company’s common stock. As a result, our financial statements may fluctuate from quarter to quarter based on factors, such as the trading value of our common stock and the amount of shares which may be converted by Trident Growth Fund, L.P. and CapSource Fund, L.P. in connection with the Convertible Note or exercised in connection with the Warrants.  Consequently, our consolidated financial position and results of operations may vary significantly from quarter to quarter, based on factors other than our revenues and expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATON.

Forward Looking Statements

Some of the information in this report contains forward-looking information that involve risks and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters.  You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and other words and expressions of similar meaning.  No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. You should also consider carefully the statements under “Description of Business - Risk Factors” in our 2005 Form 10-KSB, which address factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

RESULTS OF OPERATIONS

Comparison of the six months ending June 30, 2006 and 2005

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

Revenues increased to $200,000 for the six months ended June 30, 2006, as compared to $19,689 for the six months ended June 30, 2005, due to the revenues recognized from the work specific to a development contract during each of those respective periods.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the six months ended June 30, 2006 decreased to $0 as compared to $9,844 for the six months ended June 30, 2005.  No cost of revenues was recognized in 2006 as the cost of revenues was expensed in the period incurred prior to 2006 as a component of research and development expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 44% or $493,841, to $1,610,988 for the six months ended June 30, 2006 from $1,117,147 for the six months ended June 30, 2005.  The major components of the increase are as follows:

a)  Salaries and benefits increased by approximately $428,000 to $885,000 for the six months ended June 30, 2006 compared to $457,000 for the six months ended June 30, 2005 due to a increase in the number of selling, general and administrative employees and a stock compensation expense of $294,000 for the six months ended June 30, 2006;

b) Contract labor decreased by approximately $23,000 to $117,000 for the six months ended June 30, 2006 compared to $140,000 for the six months ended June 30, 2005;

c) Legal expense decreased by approximately $50,000 to $190,000 for the six months ended June 30, 2006 compared to $240,000 for the six months ended June 30, 2005;

d) Accounting expense increased by approximately $11,000 to $37,000 for the six months ended June 30, 2006 compared to $26,000 for the six months ended June 30, 2005;

e) Office expense increased by approximately $15,000 to $60,000 for the six months ended June 30, 2006 compared to $45,000 for the six months ended June 30, 2005;

f) Travel expense increased by approximately $14,000 to $50,000 for the six months ended June 30, 2006 compared to $36,000 for six months ended June 30, 2005;  and

g) Depreciation and amortization expense increased by approximately $65,000 to $132,000 for the six months ended June 30, 2006 compared to $67,000 for the six months ended June 30, 2005 as a result of an increase in property and equipment during the six months ended June 30, 2006.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $496,623 during the six months ended June 30, 2006 to $1,818,306 from $1,321,683 for the six months ended June 30, 2005. The major components of the increase are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $184,000 to $795,000 for the six months ended June 30, 2006 compared to $611,000 for the six months ended June 30, 2005 due to an increase in the number of research and development employees and the level of compensation for these employees, including executive pay increases and a stock compensation expense of $90,000 for the six months ended June 30, 2006;

b) Consulting expense attributable to research and development increased by approximately $282,000 to $734,000 for the six months ended June 30, 2006 compared to $452,000 for the six months ended June 30, 2005 primarily due to increased services related to prototype development;

c) Lab expense decreased by approximately $11,000 to $94,000 for the six months ended June 30, 2006 compared to $105,000 for the six months ended June 30, 2005; and

d) Travel expense attributable to research and development decreased by approximately $21,000 to $64,000 for the six months ended June 30, 2006 compared to $85,000 for the six months ended June 30, 2005.

OTHER INCOME (EXPENSE).

a) Net increase in fair value of derivative liability increased to an expense of $147,709 for the six months ended June 30, 2006 as compared to $0 during the six months ended June 30, 2005, due to the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006.   The Warrant is a freestanding derivative financial instrument. This derivative liability is marked-to-market each quarter with the change in fair value recorded in the income statement.

b) Debt issuance expense increased to $9,623 for the six months ended June 30, 2006 as compared to $0 during the six months ended June 30, 2005, due to the debt raised in May 2006.

c) Interest income (expense), net decreased to ($73,551) for the six months ended June 30, 2006 as compared to $63,597 for the six months ended June 30, 2005 primarily due to less cash on hand, the payment of interest on the $1,500,000 loan received in May 2006 and the unamortized discount on the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006.

NET LOSS.   Net loss increased to $3,460,177 for the six months ended June 30, 2006, as compared to $2,365,388 for the six months ended June 30, 2005. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the six months ended June 30, 2006 was $3,717,583 as compared to a net loss attributable to common stockholders of $2,747,339 for the six months ended June 30, 2005. The net loss attributable to common stockholders for the six months ended June 30, 2006 includes $257,406 of accrued but unpaid preferred stock dividends.  The net loss attributable to common stockholders for the six months ended June 30, 2005 includes $381,951 of accrued but unpaid preferred stock dividends.

Comparison of the three months ending June 30, 2006 and 2005

REVENUES.  Revenues decreased to $0 for the three months ended June 30, 2006, as compared to $1,470 for the three months ended June 30, 2005, due to the revenues recognized from the work specific to a development contract during each of those respective periods.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the three months ended June 30, 2006 decreased to $0 as compared to $735 for the three months ended June 30, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 29% or $175,959, to $780,725 for the three months ended June 30, 2006 from $604,766 for the three months ended June 30, 2005.  The major components of the increase are as follows:

a)  Salaries and benefits increased by approximately $151,000 to $437,000 for the three months ended June 30, 2006 compared to $286,000 for the three months ended June 30, 2005 due to a increase in the number of selling, general and administrative employees and a stock compensation expense of $147,000 for the three months ended June 30, 2006;

b) Contract labor increased by approximately $13,000 to $65,000 for the three months ended June 30, 2006 compared to $52,000 for the three months ended June 30, 2005;

c) Legal expense decreased by approximately $26,000 to $79,000 for the three months ended June 30, 2006 compared to $105,000 for the three months ended June 30, 2005;

d) Accounting expense increased by approximately $12,000 to $16,000 for the three months ended June 30, 2006 compared to $4,000 for the three months ended June 30, 2005;

e) Office expense decreased by approximately $5,000 to $21,000 for the three months ended June 30, 2006 compared to $26,000 for the three months ended June 30, 2005;

f) Travel expense increased by approximately $2,000 to $19,000 for the three months ended June 30, 2006 compared to $17,000 for three months ended June 30, 2005;  and

g) Depreciation and amortization expense increased by approximately $17,000 to $66,000 for the three months ended June 30, 2006 compared to $49,000 for the three months ended June 30, 2005 as a result of an increase in property and equipment during the three months ended June 30, 2006.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $75,946 during the three months ended June 30, 2006 to $738,194 from $814,140 for the three months ended June 30, 2005. The major components of the decrease are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $78,000 to $398,000 for the three months ended June 30, 2006 compared to $320,000 for the three months ended June 30, 2005 due to an increase in the number of research and development employees and the level of compensation for these employees, including executive pay increases and a stock compensation expense of $45,000 for the three months ended June 30, 2006;

b) Consulting expense attributable to research and development decreased by approximately $96,000 to $213,000 for the three months ended June 30, 2006 compared to $309,000 for the three months ended June 30, 2005 primarily due to decreased services related to prototype development;

c) Lab expense decreased by approximately $70,000 to $30,000 for the three months ended June 30, 2006 compared to $100,000 for the three months ended June 30, 2005; and

d) Travel expense attributable to research and development decreased by approximately $22,000 to $23,000 for the three months ended June 30, 2006 compared to $45,000 for the three months ended June 30, 2005.

OTHER INCOME (EXPENSE).

a) Net increase in fair value of derivative liability increased to an expense of $147,709 for the three months ended June 30, 2006 as compared to $0 during the three months ended June 30, 2005, due to the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006.   The Warrant is a freestanding derivative financial instrument. This derivative liability is marked-to-market each quarter with the change in fair value recorded in the income statement.

b) Debt issuance expense increased to $9,623 for the three months ended June 30, 2006 as compared to $0 during the three months ended June 30, 2005, due to the debt raised in May 2006.

b) Interest income (expense), net decreased to ($87,318) for the three months ended June 30, 2006 as compared to $39,991 for the three months ended June 30, 2005 primarily due to less cash on hand, the payment of interest on the $1,500,000 loan received in May 2006 and the unamortized discount on the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006.

NET LOSS.   Net loss increased to $1,763,569 for the three months ended June 30, 2006, as compared to $1,378,180 for the three months ended June 30, 2005. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the three months ended June 30, 2006 was $1,888,935 as compared to a net loss attributable to common stockholders of $1,574,278 for the three months ended June 30, 2005. The net loss attributable to common stockholders for the three months ended June 30, 2006 includes $125,366 of accrued but unpaid preferred stock dividends.  The net loss attributable to common stockholders for the three months ended June 30, 2005 includes $196,098 of accrued but unpaid preferred stock dividends.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the six months ended June 30, 2006 increased to $2,813,679 as compared to $2,076,947 used for the six months ended June 30, 2005. The increase is primarily a result of increases in the first six months of 2006 in research and development spending and general and administrative expenses resulting from additional employee salary and related employee costs.

Investing Activities

Cash used for investing activities during the six months ended June 30, 2006 amounted to $48,187, as compared to $682,294 used for investing activities for the six months ended June 30, 2005 due to our decreased spending on computers, furniture, laboratory, metrology and testing equipment in the six months ended June 30, 2006.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements of common stock, convertible investor notes, and a preferred stock offering which we closed in December 2004 and January 2005. During the six months ended June 30, 2006, the total net cash provided by financing activities was $1,244,934.  The $1,244,934 includes: a) $33,607 payments on notes payable to related party and b) $1,278,541 net proceeds from notes payable.  The total net cash provided by financing activities was $2,944,425 for the six months ended June 30, 2005. The $2,944,425 includes: a) $66,048 payments on notes payable to related party; b) $211,173 net proceeds from notes payable; and c) $2,799,300 net from cash sales of shares of our Series A Preferred Stock.

Working Capital

As of June 30, 2006, we had a cash balance of $0.7 million.  We project that current cash reserves will sustain our operations at least through September 2006.  We had negative working capital of $1.1 million at June 30, 2006.

We are a development stage company and have not experienced significant operations since our formation. We reached a positive working capital position as of the first quarter of 2005 as a result of our financing activities. We have incurred significant operating losses during each of the years 2002 through 2005 and the six months ended June 30, 2006.  We intend to utilize a proprietary methodology for development of our displays. Our principal activities, from the beginning of the development stage, have been organizational matters, capital raising activities including issuance of stock, product research and development, fund raising, and market research.

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

On May 26, 2006, Uni-Pixel entered into a Securities Purchase Agreement with Trident Growth Fund, L.P. and CapSource Fund, L.P. pursuant to which Uni-Pixel issued 12% Senior Secured Convertible Debentures for the principal amount of $1,500,000.  The principal sum of $1,500,000 is due on the earlier of (a) May 23, 2007; (b) the consummation of a Change of Control Transaction; or (c) upon the closing of a Qualifying Transaction, all as defined in the Securities Purchase Agreement.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2006, management, including our President and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management, including our President and our Chief Financial Officer, concluded that, as of June 30, 2006, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 26, 2006, we entered into a Securities Purchase Agreement for the sale of an aggregate of $1,500,000 of 12% Senior Secured Convertible Debentures (the “Debentures”) to Trident Growth Fund, L.P. and CapSource Fund, L.P.   The Debentures are convertible, at the option of the holder, at any time on or prior to maturity into share of our Common Stock at a conversion price of the lesser of (a) 90% of the average price per share of the Common Stock and Common Stock Equivalents sold to any Person in the first Qualifying Transaction to be consummated following the Original Issue Date or (b) $1.75 per share (which such Conversion Price shall apply in the event no Qualifying Transaction has closed on or by the Conversion Date), each of which is subject to adjustment.  Our obligations under the Securities Purchase Agreement are secured by all of our assets.

In connection with the Securities Purchase Agreement, each of Trident Growth Fund, L.P. and CapSource Fund, L.P. received Common Stock Purchase Warrants to purchase a number of shares of our Common Stock subject to adjustments as follows: 750,000 divided by the lesser of (a) $1.75 per share or (b) 70% of the average price per share of the Common Stock and Common Stock Equivalents sold to any Person in the first Qualifying Transaction to be consummated following the Original Issue Date, all as defined in the Common Stock Purchase Warrants.  The Common Stock Purchase Warrants may be exercised at any time within 5 years at a price equal to the lesser of (a) $1.75 per share or (b) 90% of the average price per share of the Common Stock and Common Stock Equivalents sold to any Person in the first Qualifying Transaction to be consummated following the Initial Exercise Date, as defined in the Common Stock Purchase Warrants.

These securities were issued without registration in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 because of the limited number of purchasers, the separate negotiation of each transaction with each purchaser, the absence of any public solicitation or advertising and the restriction of such securities from resale.

ITEM 5.  OTHER INFORMATION.

See the disclosure contained in Item 2 of this Part II.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Real-Estateforlease.com, Inc. (1)
3.2	Amended and Restated Bylaws of Uni-Pixel, Inc. (1)
4.1	Certificate of Designations of Real-Estateforlease.com, Inc. Series A Convertible Preferred Stock (1)
4.2	Junior Subordinated Unsecured Promissory Note (1)
4.3	Common Stock Purchase Warrant No. 1 (1)

4.4	Common Stock Purchase Warrant No. 2 (1)
4.5	Common Stock Purchase Warrant No. 3 (1)
4.6	Form of Common Stock certificate (2)
4.7	Uni-Pixel, Inc. 12% Senior Secured Convertible Debenture No. 1 issued to Trident Growth Fund, L.P., dated May 24, 2006. (3)
4.8	Uni-Pixel, Inc. 12% Senior Secured Convertible Debenture No. 1 issued to CapSource Fund, L.P., dated May 24, 2006. (3)
4.9	Common Stock Purchase Warrant No. 1 issued to Trident Growth Fund, L.P., dated May 24, 2006. (3)
4.10	Common Stock Purchase Warrant No. 1 issued to CapSource Fund, L.P., dated May 24, 2006. (3)
10.1	Securities Purchase Agreement dated May 24, 2006, by and between Uni-Pixel, Inc., Uni-Pixel Displays, Inc., Trident Growth Fund, L.P. and CapSource Fund, L.P. (3)
10.2	Security Agreement dated May 24, 2006, by and between Uni-Pixel, Inc., Uni-Pixel Displays, Inc., Trident Growth Fund, L.P. and CapSource Fund, L.P. (3)
31.1	Certification of the President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of the President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

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

UNI-PIXEL, INC.

August 14, 2006	By:	/s/ James A. Tassone
Date		James A. Tassone, Chief Financial Officer