Form 10QSB
period 2006-09-30
Uni-Pixel
filed 2006-11-13
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of November 9, 2006, the issuer had 16,311,973 shares of issued and outstanding common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (Check One):   Yes ☐   No ☒

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets
September 30, 2006 (unaudited) and December 31, 2005

Consolidated Statements of Operations
Nine months ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited) and cumulative period from inception to September 30, 2006 (unaudited)

Three months ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)

Consolidated Statements of Shareholders’ Equity (Deficit)
From inception to September 30, 2006 (unaudited)

Consolidated Statements of Cash Flows
Nine months ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited) and cumulative period from inception to September 30, 2006 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

Part II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 5.	Other Information

Item 6.	Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$754,172	$2,328,385
Current portion of restricted cash	5,123	40,000
Interest receivable	—	6,297
Deferred loan costs	130,275	—
Prepaid expenses	16,965	16,965

Total current assets	906,535	2,391,647

Property and equipment, net of accumulated depreciation of $400,260 and $203,709, at September 30, 2006 and December 31, 2005, respectively	705,689	854,052
Restricted cash, less current portion	34,877	260,000

Total assets	$1,647,101	$3,505,699

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$228,504	$278,749
Accrued expenses	—	10,812
Deferred revenue	33,333	200,000
Derivative liabilities for Warrants	1,164,924	—
Current portion of notes payable, net of unamortized discounts of $1,235,173 and $0 at September 30, 2006 and December 31, 2005, respectively	1,168,736	144,019

Total current liabilities	2,595,497	633,580

Note payable, less current portion	10,500	57,537

Total liabilities	2,605,997	691,117

Shareholders’ equity (deficit)
Preferred stock, $0.001 par value; $3.50 liquidation preference; 10,000,000 shares authorized, 2,235,334 and 2,685,651 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	2,235	2,686
Common stock, $0.001 par value; 40,000,000 shares authorized, 16,311,973 and 15,395,057 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	16,312	15,395
Additional paid-in capital	18,122,924	17,348,728
Accumulated deficit during development stage	(19,100,367)	(14,552,227)

Total shareholders’ equity (deficit)	(958,896)	2,814,582

Total liabilities and shareholders’ equity (deficit)	$1,647,101	$3,505,699

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Nine Months Ended September 30,		Cumulative Period from February 17, 1998 (date of inception) to September 30,
	2006	2005	2006

Revenues
Development contract revenue	$200,000	$19,689	$1,158,201

Total revenues	200,000	19,689	1,158,201

Cost of revenues	—	9,844	456,648

Gross margin	200,000	9,845	701,553

Selling, general and administrative expenses	2,358,037	1,715,098	9,238,794
Research and development	2,290,039	2,028,155	9,251,225

Operating loss	(4,448,076)	(3,733,408)	(17,788,466)

Other income (expense)
Net decrease in fair value of derivative liability	240,523	—	240,523
Other income	—	—	886,886
Debt issuance expense	(38,297)	—	(538,297)
Interest income (expense), net	(273,785)	88,723	(1,063,066)

Net loss	$(4,519,635)	$(3,644,685)	$(18,262,420)

Preferred stock dividends	(379,609)	(580,531))	(1,189,051)
Net loss attributable to common shareholders	$(4,899,244)	$(4,225,216)	$(19,451,471)

Per share information
Net loss — basic and diluted	$(0.28)	$(0.28)	$(2.69)
Preferred stock dividends	(0.02)	(0.05)	(0.18)
Net loss attributable to common shareholders — basic and diluted	$(0.30)	$(0.33)	$(2.87)

Weighted average number of basic and diluted common shares outstanding	15,938,440	12,800,580	6,776,879

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2006	2005

Revenues
Development contract revenue	$—	$—

Total revenues	—	—

Cost of revenues	—	—

Gross margin	—	—

Selling, general and administrative expenses	747,049	597,951
Research and development	471,733	706,472

Operating loss	(1,218,782)	(1,304,423)

Other income (expense)
Net decrease in fair value of derivative liability	388,232	—
Debt issuance expense	(28,674)	—
Interest income (expense), net	(200,234)	25,126

Net loss	$(1,059,458)	$(1,279,297)

Preferred stock dividends	(122,203)	(198,580)
Net loss attributable to common shareholders	$(1,181,661)	$(1,477,877)

Per share information
Net loss — basic and diluted	$(0.06)	$(0.10)
Preferred stock dividends	(0.01)	(0.02)
Net loss attributable to common shareholders — basic and diluted	$(0.07)	$(0.12)

Weighted average number of basic and diluted common shares outstanding	16,161,339	12,800,580

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (deficit)

	Series A						Accumulated
	Preferred Stock		Common Stock				Deficit	Total
	Number		Number		Additional	Deferred	During	Shareholders’
	of		of		Paid-In	Stock-Based	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	(Deficit)
Founder shares issued at inception at February 17, 1998	—	$—	4,500,000	$4,500	$(500)	$—	$—	$4,000
Stock issued during 1999 (prices ranging from $0.50 - $0.62 per share)	—	—	180,000	180	183,820	—	—	184,000
Stock issued during 2000 (prices ranging from $11.34 - $17.00 per share)	—	—	63,750	64	956,186	—	—	956,250
Stock issued during 2001 (prices ranging from $10.00 - $17.00 per share)	—	—	28,176	28	404,227	—	—	404,255
Stock issued during 2002 (prices ranging from $2.00 - $10.00 per share)	—	—	157,327	157	353,783	—	—	359,940
Deferral of stock-based compensation	—	—	—	—	1,100,000	(1,100,000)	—	—
Amortization of stock-based compensation	—	—	—	—	—	206,250	—	206,250
Net loss	—	—	—	—	—	—	(3,968,540)	(3,968,540)
Balance, December 31, 2002	—	$—	4,929,253	$4,929	$2,997,516	$(893,750)	$(3,968,540)	$(1,859,845)
Stock issued during 2003 (prices ranging from $1.00 - $2.00 per share)	—	—	210,827	211	263,943	—	—	264,154
Amortization of stock-based compensation	—	—	—	—	—	275,000	—	275,000
Warrants issued	—	—	—	—	500,000	—	—	500,000
Net loss	—	—	—	—	—	—	(2,492,123)	(2,492,123)
Balance, December 31, 2003	—	$—	5,140,080	$5,140	$3,761,459	$(618,750)	$(6,460,663)	$(3,312,814)
Issuance of common stock for services	—	—	738,309	738	316,975	—	—	317,713
Conversion of note payable for common stock	—	—	51,008	51	95,052	—	—	95,103
Exercise of stock options	—	—	1,490,000	1,490	28,310	—	—	29,800
Exercise of warrants	—	—	512,500	513	34,487	—	—	35,000
Amortization of stock-based compensation	—	—	—	—	—	618,750	—	618,750
Conversion of bridge loans	256,643	257	850,625	851	1,834,242	—	—	1,835,350
Issuance of preferred stock	2,565,000	2,565	—	—	7,646,765	—	—	7,649,330
Issuance of common stock for net assets of REFL	—	—	1,100,808	1,101	(1,101)	—	—	—
Issuance of common stock for net assets of Gemini	—	—	2,917,250	2,917	26,255	—	—	29,172
Net loss	—	—	—	—	—	—	(2,315,332)	(2,315,332)
Balance, December 31, 2004	2,821,643	$2,822	12,800,580	$12,801	$13,742,444	$—	$(8,775,995)	$4,982,072
Issuance of preferred stock	930,000	930	—	—	2,798,370	—	—	2,799,300
Conversion of preferred stock into common stock and payment of preferred stock dividend	(1,222,499)	(1,223)	2,594,477	2,594	260,296	—	(261,667)	—
Issuance of preferred stock for dividends	156,507	157	—	—	547,618	—	(547,775)	—
Net loss	—	—	—	—	—	—	(4,966,790)	(4,966,790)
Balance, December 31, 2005	2,685,651	$2,686	15,395,057	$15,395	$17,348,728	$—	$(14,552,227)	$2,814,582
Conversion of preferred stock into common stock and payment of preferred stock dividend	(450,317)	(451)	916,916	917	28,039	—	(28,505)	—
Stock compensation expense	—	—	—	—	708,561	—	—	708,561
Issuance of warrants to placement agent	—	—	—	—	37,596	—	—	37,596
Net loss	—	—	—	—	—	—	(4,519,635)	(4,519,635)
Balance, September 30, 2006 (unaudited)	2,235,334	$2,235	16,311,973	$16,312	$18,122,924	$—	$(19,100,367)	$(958,896)

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,		Cumulative Period from February 18, 1998 (date of inception) to September 30,
	2006	2005	2006
Cash flows from operating activities
Net loss	$(4,519,635)	$(3,644,685)	$(18,262,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest forgiven	—	—	(91,421)
Interest earned, but not received	6,297	—	—
Employee compensation notes payable forgiven	—	—	(795,465)
Depreciation and amortization	196,551	127,108	468,008
Stock issued for services	—	—	460,062
Stock compensation expense	708,561	—	708,561
Non-cash compensation expense	—	—	1,100,000
Issuance of warrants to placement agent	37,598	—	37,598
Amortization of debt issuance costs	12,087	—	512,087
Amortization of discounts on notes payable	245,274	—	245,274
Net decrease in fair value of derivatives	(240,523)	—	(240,523)
Cash restricted for note payable and lease obligations	260,000	—	(40,000)
Change in operating assets and liabilities:
(Increase) in prepaid expenses and other current assets	(142,362)	(15,151)	(159,327)
Increase (decrease) in accounts payable	(50,245)	183,524	228,501
Increase (decrease) in accrued interest payable	—	(7,635)	180,943
Increase (decrease) in accrued expenses and other liabilities	(10,812)	(14,679)	795,465
Increase (decrease) in deferred revenue	(166,667)	—	33,333
Net cash used in operating activities	(3,663,876)	(3,371,518)	(14,819,324)

Cash flows from investing activities
Purchase of property and equipment	(48,187)	(992,120)	(1,133,738)
Proceeds from the sale of property and equipment	—	—	27,792
Purchases of patents, trademarks and organization costs	—	—	(67,748)
Net cash used in investing activities	(48,187)	(992,120)	(1,173,694)

Cash flows from financing activities
Proceeds from notes payable to related party	—	—	115,103
Payments on notes payable to related party	(39,761)	(85,068)	(164,328)
Proceeds from convertible notes payable	—	—	3,390,000
Payments on convertible notes payable	—	—	(1,470,672)
Proceeds from notes payable, net	2,177,611	186,707	2,339,407
Proceeds from the issuance of preferred stock, net	—	2,799,300	10,448,630
Proceeds from the issuance of common stock, net	—	—	2,089,050
Net cash provided by financing activities	2,137,850	2,900,939	16,747,190

Net increase (decrease) in cash and cash equivalents	(1,574,213)	(1,462,699)	754,172
Cash and cash equivalents, beginning of period	2,328,385	5,342,641	—
Cash and cash equivalents, end of period	$754,172	$3,879,942	$754,172

Supplemental disclosures of cash flow information:
Cash paid for interest	$66,536	$14,419	$808,529
Interest capitalized into notes payable	$—	$—	$8,250
Debt issuance cost for warrant issued	$—	$—	$500,000
Preferred stock dividend	$379,609	$580,531	$1,189,051
Conversion of notes payable for preferred stock	$—	$—	$898,250
Conversion of notes payable for common stock	$—	$—	$980,103
Stock issued for services	$—	$—	$1,560,062
Stock issued for interest	$—	$—	$81,272

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

Note 1 — Basis of Presentation, Business and Organization

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

Uni-Pixel is a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. As of September 30, 2006, we had accumulated a total deficit of $19.1 million from operations in pursuit of this objective.

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

Our strategy is to develop further our proprietary TMOS technology to the point of initially manufacturing small volumes of high performance displays for military applications.  We intend to utilize contract manufacturing for product fabrication to augment our internal capabilities in the short term.  We also plan to enter into joint ventures in certain vertical market segments to exploit the existing manufacturing and distribution channels of our targeted partners.  We further plan to license our technology to display manufacturers for use in applications such as mobile phones, digital cameras, laptop computers, and other consumer electronic devices. Through our internal research and development efforts we have established a portfolio of TMOS-related patents and patent applications and other intellectual property rights that support these joint venture and licensing strategies.  We currently have nine issued patents and forty-one pending patent applications worldwide and contemplate obtaining exclusive field-of-use licenses, with the right to sublicense, to complementary technologies from targeted strategic partners and U.S. national laboratories.

Through September 30, 2006, we have been primarily engaged in developing our initial product technology, recruiting personnel, commencing our U.S. operations and raising capital. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2006. We will finance our operations primarily through our existing cash and possible future financing transactions.

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

As of September 30, 2006, we had cash and cash equivalents of $0.8 million.  We believe that our existing capital resources are adequate to finance our operations until December 2006. However, our long-term viability is dependent upon successful operation of our business, our ability to develop our manufacturing process, the development of our products and our ability to raise additional debt and equity to meet our business objectives.

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

Note 2 — Going Concern

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

Note 3 — Summary of Significant Accounting Policies

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks. The amounts held in these banks exceed from time to time the insured limit of $100,000 and exceeded that balance at September 30, 2006 and December 31, 2005 by $741,882 and $2,063,000, respectively. The terms of these deposits are on demand to minimize risk.  We have not incurred losses related to these deposits.

Restricted cash

As of September 30, 2006 and December 31, 2005, we had restricted cash of $40,000 and $300,000, respectively.  Of these amounts, $40,000 and $80,000, respectively, secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas at both September 30, 2006 and December 31, 2005.  The remaining $220,000 at December 31, 2005 collateralized a long-term note payable for the purchase of measurement equipment.  The restricted cash has been segregated into current and long-term classifications based on its anticipated liquidation.

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

We utilize the Black-Scholes option-pricing model to determine the fair value of our freestanding derivative instruments. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments’ expected remaining life. We also determined a fair value for our various embedded derivatives within our $1.5 million and $0.9 million convertible notes by using a layered discounted probability-weighted cash flow model.  The assumptions used in both modeling techniques required significant management judgment and estimates of future fluctuation in stock price as well as changes in future interest rates. The reader should reference Note 6 for further details in regards to our derivative liabilities.

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

Revenue from development contracts are recognized when the contract is completed and collectibility is reasonably assured.  Deferred revenue on these contracts of $33,333 and $200,000 at September 30, 2006 and December 31, 2005, respectively, consists of a development contract to produce and deliver a prototype device.   During the first quarter ended March 31, 2006, the Company fulfilled its obligation with a customer in providing a product prototype, and has released deferred income of $200,000 into earned revenues during the period.  The costs incurred with this prototype were incurred in prior periods as a component of research and development expenses.

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

Total compensation expense recognized for options was approximately $0.7 million for the nine months ended September 30, 2006.

A summary of the changes in the total stock options outstanding during the nine months ended September 30, 2006 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2005	1,805,000	$2.00
Granted	1,010,000	1.25
Forfeited or expired	(145,000)	4.00
Exercised	—	—
Outstanding at September 30, 2006	2,670,000	$1.72
Vested and exercisable at September 30, 2006	631,160	$2.00

The fair value of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended September 30, 2006	Three Months ended September 30, 2005	Nine Months ended September 30, 2006	Nine Months ended September 30, 2005
Expected life (years)	5 years	5 years	5 years	5 years
Interest rate	5%	4%	5%	4%
Dividend yield	—	—	—	—
Volatility	63.74%	40.05%	63.74%	40.05%
Forfeiture rate	—	—	—	—

The following table presents information on net loss and diluted loss per share for the three and nine months ended September 30, 2006 determined in accordance with SFAS No. 123(R), compared to the pro forma information determined under SFAS No. 123 for the three and nine months ended September 30, 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss attributable to common shareholders — as reported	$(1,181,661)	$(1,477,877)	$(4,899,244)	$(4,225,216)
Add: stock-based compensation	N/A	N/A	N/A	N/A
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted to employees, net of related tax effect of $0	NA	(176,223)	NA	(354,023)
Net loss — pro forma	$(1,181,661)	$(1,654,100)	$(4,899,244)	$(4,579,239)

Net loss per share attributable to common shareholders — as reported
Basic and diluted	$(0.07)	$(0.12)	$(0.31)	$(0.33)
Net loss per share attributable to common shareholders — pro forma
Basic and diluted	$(0.07)	$(0.13)	$(0.31)	$(0.36)

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

At September 30, 2006, options and warrants to purchase 5,412,900 shares of common stock at exercise prices ranging from $1.25 to $2.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

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

Note 4 — Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities in The Woodlands, Texas under a third party non-cancelable operating lease through 2010. Future minimum lease commitments as of September 30, 2006 are as follows:

Year Ending December 31
2006	$49,319
2007	199,727
2008	202,997
2009	206,267
2010	191,825
Thereafter	—
Total	$850,135

This lease provides the Company with a 5-year renewal option.

Note 5 — Equity, Stock Plan and Warrants

Equity instruments issued to non-employees

From time to time, in order to preserve cash and to fund our operating activities, common stock or other equity instruments may be issued for cash or in exchange for goods or services. Equity instruments issued for goods or services are recorded at the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measurable.  During the nine months ended September 30, 2006, we did not issue equity instruments to non-employees.

Common Stock

During the nine months ended September 30, 2006, we issued no shares of common stock for cash in connection with the exercise of stock options and issued no shares of common stock in exchange for cashless exercise of warrants.

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

In the first quarter of 2006, we did not grant any options.  In the second quarter of 2006, we granted a total of 10,000 options to purchase our common stock with an exercise price of $1.90 per share to one employee under the Stock Incentive Plan.   The options vest over periods of 36 months from the date of grant.  In the third quarter of 2006, a total of 145,000 stock options with an exercise price of $4.00 per share to four employees were forfeited.

On September 5, 2006, the Board of Directors of Uni-Pixel, Inc., reduced the exercise price of 1,660,000 stock options issued to eight employees, with an exercise price of $4.00 per share to an exercise price of $2.00 per share.  This resulted in an additional compensation expense of approximately $140,000 in the third quarter of 2006 and an additional compensation expense of approximately $213,000 to be recorded over the remaining vesting period.

Other Stock Options

In the second quarter of 2006, we granted a total of 1,000,000 options to purchase our common stock with an exercise price of $1.75 per share to Mr. Carl Yankowski.  250,000 of these options vest on the date Mr. Yankowski is appointed CEO of Uni-Pixel; an additional 250,000 options of such options shall vest on the one year anniversary of the date Mr. Yankowski is appointed CEO of Uni-Pixel, Inc.; and the remaining 500,000 options of such options shall vest monthly over a 24 month period beginning on the one year anniversary of the date Mr. Yankowski is appointed CEO of Uni-Pixel.  If Mr. Yankowski never becomes CEO of Uni-Pixel, the 1,000,000 options will be cancelled.   Due to these performance criteria, compensation expense will not be recognized for these stock options until such time as Mr. Yankowski is appointed CEO.  Mr. Yankowski has joined the Company effective April 1, 2006 as a Consultant and under the terms of the agreement will become the CEO and a member of the Company’s Board of Directors, at his election, upon the Company completing a minimum equity round of $10 million.

On September 5, 2006, the Board of Directors of Uni-Pixel, Inc., reduced the exercise price of 1,000,000 stock options issued to Mr. Yankowski, with an exercise price of $1.75 per share to an exercise price of $1.25 per share.  This resulted in an additional compensation expense of approximately $0 in the third quarter of 2006 and an additional compensation expense of approximately $104,000 to be recorded over the remaining vesting period if Mr. Yankowski becomes CEO.

Note 6 — Financing Activity

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

Events of  default under the Convertible Note include, among other provisions, bankruptcy, material adverse event,  breach of Covenant, and change in control, whereby upon occurrence, Trident Growth Fund, L.P. and CapSource Fund, L.P. may demand immediate repayment of the Convertible Note and accrued interest. Following the occurrence and during the continuance of an Event of Default, Trident Growth Fund, L.P. and CapSource Fund, L.P., at their option, may demand repayment in full of all obligations and liabilities owing by Uni-Pixel, Inc. The default payment shall be 100% of the outstanding principal amount of the Convertible Note. Additionally, Uni-Pixel, Inc. must pay additional interest on the Convertible Note equal to 6% per month on all outstanding amounts until the events of default are cured or waived.  On September 9, 2006, Trident Growth Fund, L.P and CapSource Fund, L.P. agreed to waive compliance of Section 6(m) of the Convertible Note, provided, however, that such waiver is only temporary and shall expire on December 31, 2006 at which time Uni-Pixel must be in compliance with such provision.  If Uni-Pixel fails to comply with such provision on or by December 31, 2006, Trident Growth Fund, L.P and CapSource Fund, L.P. shall have the right to declare the Convertible Note in default.  As a result of this Waiver, Uni-Pixel, Inc. fixed the total number of warrants to be issued to Trident Growth Fund, L.P. and CapSource Fund, L.P. at 1,500,000 warrants.  Effective September 9, 2006, the Common Stock Purchase Warrants may be exercised at any time within 5 years at a price equal to the lesser of (a) $1.25 per shares or (b) 100% of the average price per share of the Common Stock and Common Stock Equivalents sold to any Person in the first Qualifying Transaction to be consummated following the Initial Exercise Date, as defined in the Common Stock Purchase Warrants.  Further, in consideration for an to induce Trident Growth Fund, L.P and CapSource Fund, L.P. to grant the Waiver, Uni-Pixel agreed to pay Trident Growth Fund, L.P and CapSource Fund, L.P. an amount equal to $37,500 each, such amount being due and payable on the earlier to occur of December 31, 2006, the Maturity Date of the Convertible Note, or the date upon which the loan is otherwise repaid in full.

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

Common stock purchase warrants —

In connection with the Securities Purchase Agreement, both Trident Growth Fund, L.P. and CapSource Fund, L.P. received Common Stock Purchase Warrants (“Warrant”) to purchase a number of shares of our Common Stock subject to adjustments as follows: 750,000 divided by the lesser of (a) $1.75 per share or (b) 70% of the average price per share of the Common Stock and Common Stock Equivalents sold to any Person in the first Qualifying Transaction to be consummated following the Original Issue Date, all as defined in the Common Stock Purchase Warrants.  The Common Stock Purchase Warrants may be exercised at any time within 5 years at a price equal to the lesser of (a) $1.75 per share or (b) 90% of the average price per share of the Common Stock and Common Stock Equivalents sold to any Person in the first Qualifying Transaction to be consummated following the Initial Exercise Date, as defined in the Common Stock Purchase Warrants.  In September 2006, the total number of warrants to be issued to Trident Growth Fund, L.P. and CapSource Fund, L.P. was fixed at 1,500,000 warrants.  Effective in September 2006, the Common Stock Purchase Warrants may be exercised at any time within 5 years at a price equal to the lesser of (a) $1.25 per shares or (b) 100% of the average price per share of the Common Stock and Common Stock Equivalents sold to any Person in the first Qualifying Transaction to be consummated following the Initial Exercise Date, as defined in the Common Stock Purchase Warrants.

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

The components of Notes payable at inception and at September 30, 2006 are as follows:

Convertible Note at Inception (May 24, 2006) —

As a result of these contract provisions, the Convertible Note balance at Inception (May 24, 2006) was adjusted as follows:

Notional balance of Convertible Note at May 24, 2006	$1,500,000
Adjustments:
Discount for derivative liability — Warrant	(1,298,031)
Discount for deferred loan costs paid to Trident and CapSource on Convertible Note	(75,000)
Convertible Note balance, net of unamortized discount at May 24, 2006	$126,969

Convertible Note at September 30, 2006 —

The Convertible Note balance on the consolidated balance sheet as of September 30, 2006 is comprised of the following:

Notional balance of Convertible Note at September 30, 2006	$1,500,000
Adjustments:
Unamortized discount	(1,136,751)
Convertible Note balance, net of unamortized discount at September 30, 2006	$363,249

Change in unamortized discount and loan costs of Notes payable —

For the nine months ended September 30, 2006, the discount on Notes payable changed for amortization of discounts for derivative liabilities related to the Convertible Note and Warrant and for amortization of loan costs paid in connection with both the Convertible Note. The total discount on Notes payable changed from $1,373,031 at inception to $1,136,751 at September 30, 2006.

Accretion of unamortized discount to Convertible Note for derivative liabilities for Warrant	$(210,070)
Amortization of unamortized discount of loan costs	(26,210)
Total change in discount on Notes Payable during nine months ended September 30, 2006	$(236,280)

The following assumptions were used in the preparation of the above valuations at September 30, 2006:

Black-Scholes Methodology:

Assumptions	Warrant
Dividend yield	0.00%
Risk-free interest rate	5.10%
Volatility	63.74%
Expected Term	4.65 years

Change in fair value of derivatives instruments —

The net decrease in derivative liability for the Warrant (marked-to-market) of $237,699 for the nine months ended September 30, 2006, has been recorded under Other income in the accompanying consolidated statements of operations.

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

Unsecured convertible note —

On September 12, 2006, Uni-Pixel, Inc. entered into Securities Purchase Agreements with various investors pursuant to which Uni-Pixel issued 10% Senior Unsecured Convertible Debentures (the “Unsecured Convertible Note”) for the principal amount of $900,000.  The principal sum of $900,000 is due on the earlier of (a) September 11, 2007; (b) the consummation of a Change of Control Transaction; or (c) upon the closing of an equity Offering of $10 million or more, all as defined in the Securities Purchase Agreement.  The Unsecured Convertible Note is convertible at any time into shares of the Offering at a price equal to the shares being sold in the Offering.

In connection with the Securities Purchase Agreement, the Company issued 144,000 warrants at $1.25 per share to the investors.  The warrants will expire in five years.

As consideration for the Placement Agent services in connection with the Securities Purchase Agreement, the Company issued 50,400 warrants at $1.25 to the Placement Agent or its designees.  The warrants will expire in five years.   In addition, the Placement Agent received a commission equal to 5%, or $45,000.

The Unsecured Convertible Note bears interest at 10% and is payable at the Maturity Date, as defined in the Securities Purchase Agreement.

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

Events of  default under the Unsecured Convertible Note include, among other provisions, bankruptcy, material adverse event,  breach of Covenant, and change in control, whereby upon occurrence, the investors may demand immediate repayment of the Unsecured Convertible Note and accrued interest.

The Unsecured Convertible Note is a hybrid instrument which contains both freestanding derivative financial instruments and an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instrument includes the investors warrants, which were valued individually, and totaled $107,416 at inception on September 12, 2006. The Company identified an embedded derivative feature related to the conversion price within the Unsecured Convertible Note. However, its fair market value is insignificant at inception.

Uni-Pixel, Inc. also incurred closing costs of $85,000 in connection with the closing of the Unsecured Convertible Note.  Net fees and costs to non-lenders in the amount of $85,000 were capitalized as deferred loan costs at inception on September 12, 2006, and shall be recognized over the life of the Unsecured Convertible Note, or 12 months, by using the effective interest method.

Common stock purchase warrants —

In connection with the Securities Purchase Agreement, the investors received Common Stock Purchase Warrants (“Warrant”) to purchase a 144,000 shares of our Common Stock at $1.25.

The Warrant is a freestanding derivative financial instrument. Using the  Black-Scholes  Method,  the  fair  value of the derivative was computed at $107,416 at inception on September 12, 2006 and recorded as a derivative liability which  resulted  in  a  reduction of the initial carrying amount (as unamortized discount) of the Unsecured Convertible Note.   This derivative liability is marked-to-market each quarter with the change in fair value recorded in the income statement.  Unamortized discount is amortized to interest expense using the effective interest method over the life of the Unsecured Convertible Note, or 12 months.  If the Warrant is exercised during this 12 month period, the derivative liability will be released and recorded as additional paid in capital.

The components of Notes payable at inception and at September 30, 2006 are as follows:

Unsecured Convertible Note at Inception (September 12, 2006) —

As a result of these contract provisions, the Unsecured Convertible Note balance at Inception (September 12, 2006) was adjusted as follows:

Notional balance of Unsecured Convertible Note at September 12, 2006	$900,000
Adjustments:
Discount for derivative liability — Warrant	(107,416)
Unsecured Convertible Note balance, net of unamortized discount at September 12, 2006	$792,584

Unsecured Convertible Note at September 30, 2006 —

The Unsecured Convertible Note balance on the consolidated balance sheet as of September 30, 2006 is comprised of the following:

Notional balance of Unsecured Convertible Note at September 30, 2006	$900,000
Adjustments:
Unamortized discount	(98,422)
Unconvertible Convertible Note balance, net of unamortized discount at September 30, 2006	$801,578

Change in unamortized discount and loan costs of Notes payable —

For the nine months ended September 30, 2006, the discount on Notes payable changed for amortization of discounts for derivative liabilities related to the Unsecured Convertible Note and Warrant and for amortization of loan costs paid in connection with both the Unsecured Convertible Note. The total discount on Notes payable changed from $107,416 at inception to $98,422 at September 30, 2006.

Accretion of unamortized discount to Unsecured Convertible Note for derivative liabilities for Warrant	$(8,994)
Total change in discount on Notes Payable during nine months ended September 30, 2006	$(8,994)

The following assumptions were used in the preparation of the above valuations at September 30, 2006:

Black-Scholes Methodology:

Assumptions	Warrant
Dividend yield	0.00%
Risk-free interest rate	5.10%
Volatility	63.74%
Expected Term	4.95 years

Change in fair value of derivatives instruments —

The net decrease in derivative liability for the Warrant (marked-to-market) of $2,824 for the nine months ended September 30, 2006, has been recorded under Other income in the accompanying consolidated statements of operations.

The values of this derivative liability is subject to the changes in the trading value of the Company’s common stock. As a result, our financial statements may fluctuate from quarter to quarter based on factors, such as the trading value of our common stock and the amount of shares which may be the various investors in connection with the Unsecured Convertible Note or exercised in connection with the Warrants.  Consequently, our consolidated financial position and results of operations may vary significantly from quarter to quarter, based on factors other than our revenues and expenses.

Note 7 —   Subsequent Event

Other Stock Options

On October 1, 2006, we granted a total of 1,000,000 options to purchase our common stock with an exercise price of $1.25 per share to Mr. Carl Yankowski.  1,000,000 of these options vest upon the occurrence of any of the following events: (i) by no later than January 1, 2010, upon the closing of the sale of substantially all of the assets of Uni-Pixel or the reorganization, consolidation, merger, dissolution or liquidation of Uni-Pixel; provided that the event results in the payment or distribution of consideration valued in good faith by the Uni-Pixel Board of Directors at $15 per share (on a fully diluted basis) or more; (ii) by no later than January 1, 2010, upon the closing of a tender offer or exchange offer to purchase 50% or more of the issued and outstanding shares of Uni-Pixel common stock at a price per share valued in good faith by the Uni-Pixel Board of Directors at $15 per share (on a fully diluted basis) or more; or (iii) by no later than January 1, 2010, upon the common stock of Uni-Pixel, Inc. trading at $15 per share or more for 60 (or more) consecutive days and having a daily trading volume of 200,000 shares or more for 60 (or more) consecutive days. If (i), (ii) or (iii), as detailed above, do not occur on or before January 1, 2010, this Option will be cancelled in full.  If Mr. Yankowski does not become Chief Executive Officer of Uni-Pixel, Inc. by January 31, 2007, this Option will be cancelled in full.

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

RESULTS OF OPERATIONS

Comparison of the nine months ending September 30, 2006 and 2005

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

Revenues increased to $200,000 for the nine months ended September 30, 2006, as compared to $19,689 for the nine months ended September 30, 2005, due to the revenues recognized from the work specific to a development contract during each of those respective periods.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the nine months ended September 30, 2006 decreased to $0 as compared to $9,844 for the nine months ended September 30, 2005.  No cost of revenues was recognized in 2006 as the cost of revenues was expensed in the period incurred prior to 2006 as a component of research and development expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 37% or $642,939, to $2,358,037 for the nine months ended September 30, 2006 from $1,715,098 for the nine months ended September 30, 2005.  The major components of the increase are as follows:

a)  Salaries and benefits increased by approximately $649,000 to $1,372,000 for the nine months ended September 30, 2006 compared to $723,000 for the nine months ended September 30, 2005 due to a increase in the number of selling, general and administrative employees and a stock compensation expense of $560,000 for the nine months ended September 30, 2006;

b) Contract labor decreased by approximately $17,000 to $146,000 for the nine months ended September 30, 2006 compared to $163,000 for the nine months ended September 30, 2005;

c) Legal expense decreased by approximately $2,000 to $255,000 for the nine months ended September 30, 2006 compared to $257,000 for the nine months ended September 30, 2005;

d) Accounting expense increased by approximately $16,000 to $47,000 for the nine months ended September 30, 2006 compared to $31,000 for the nine months ended September 30, 2005;

e) Office expense increased by approximately $8,000 to $83,000 for the nine months ended September 30, 2006 compared to $75,000 for the nine months ended September 30, 2005;

f) Travel expense increased by approximately $14,000 to $77,000 for the nine months ended September 30, 2006 compared to $63,000 for nine months ended September 30, 2005;  and

g) Depreciation and amortization expense increased by approximately $70,000 to $197,000 for the nine months ended September 30, 2006 compared to $127,000 for the nine months ended September 30, 2005 as a result of an increase in property and equipment during the nine months ended September 30, 2006.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $261,884 during the nine months ended September 30, 2006 to $2,290,039 from $2,028,155 for the nine months ended September 30, 2005. The major components of the increase are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $171,000 to $1,046,000 for the nine months ended September 30, 2006 compared to $875,000 for the nine months ended September 30, 2005 due to an increase in the number of research and development employees and the level of compensation for these employees, including executive pay increases and a stock compensation expense of $148,000 for the nine months ended September 30, 2006;

b) Consulting expense attributable to research and development increased by approximately $143,000 to $906,000 for the nine months ended September 30, 2006 compared to $763,000 for the nine months ended September 30, 2005 primarily due to increased services related to prototype development;

c) Lab expense decreased by approximately $49,000 to $97,000 for the nine months ended September 30, 2006 compared to $146,000 for the nine months ended September 30, 2005; and

d) Travel expense attributable to research and development decreased by approximately $69,000 to $78,000 for the nine months ended September 30, 2006 compared to $147,000 for the nine months ended September 30, 2005.

OTHER INCOME (EXPENSE).

a) Net decrease in fair value of derivative liabilities decreased to an income of $240,523 for the nine months ended September 30, 2006 as compared to $0 during the nine months ended September 30, 2005, due to the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006 and the Warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006.   The Warrants are a freestanding derivative financial instruments. These derivative liabilities are marked-to-market each quarter with the change in fair value recorded in the income statement.

b) Debt issuance expense increased to $38,297 for the nine months ended September 30, 2006 as compared to $0 during the nine months ended September 30, 2005, due to the debt raised in May 2006 and September 2006.

c) Interest income (expense), net decreased to ($273,785) for the nine months ended September 30, 2006 as compared to $88,723 for the nine months ended September 30, 2005 primarily due to less cash on hand, the payment of interest on the $1,500,000 loan received in May 2006, the amortization of the discount on the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006, the payment of interest on the $900,000 loan received in September 2006, and the amortization of the discount on the Warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006.

NET LOSS.   Net loss increased to $4,519,635 for the nine months ended September 30, 2006, as compared to $3,644,685 for the nine months ended September 30, 2005. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the nine months ended September 30, 2006 was $4,899,244 as compared to a net loss attributable to common stockholders of $4,225,216 for the nine months ended September 30, 2005. The net loss attributable to common stockholders for the nine months ended September 30, 2006 includes $379,609 of accrued but unpaid preferred stock dividends.  The net loss attributable to common stockholders for the nine months ended September 30, 2005 includes $580,531 of accrued but unpaid preferred stock dividends.

Comparison of the three months ending September 30, 2006 and 2005

REVENUES.  Revenues stayed constant at $0 for the three months ended September 30, 2006, as compared to $0 for the three months ended September 30, 2005.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. There was no cost of revenues recognized for the three months ended September 30, 2006 and the three months ended September 30, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 25% or $149,098, to $747,049 for the three months ended September 30, 2006 from $597,951 for the three months ended September 30, 2005.  The major components of the increase are as follows:

a)  Salaries and benefits increased by approximately $221,000 to $487,000 for the three months ended September 30, 2006 compared to $266,000 for the three months ended September 30, 2005 due to stock compensation expense of $266,000 for the three months ended September 30, 2006;

b) Contract labor increased by approximately $7,000 to $29,000 for the three months ended September 30, 2006 compared to $22,000 for the three months ended September 30, 2005;

c) Legal expense increased by approximately $48,000 to $65,000 for the three months ended September 30, 2006 compared to $17,000 for the three months ended September 30, 2005;

d) Accounting expense increased by approximately $5,000 to $10,000 for the three months ended September 30, 2006 compared to $5,000 for the three months ended September 30, 2005;

e) Office expense decreased by approximately $7,000 to $23,000 for the three months ended September 30, 2006 compared to $30,000 for the three months ended September 30, 2005;

f) Travel expense stayed constant at $27,000 for the three months ended September 30, 2006 compared to $27,000 for three months ended September 30, 2005;  and

g) Depreciation and amortization expense increased by approximately $5,000 to $65,000 for the three months ended September 30, 2006 compared to $60,000 for the three months ended September 30, 2005 as a result of an increase in property and equipment during the three months ended September 30, 2006.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $234,739 during the three months ended September 30, 2006 to $471,733 from $706,472 for the three months ended September 30, 2005. The major components of the decrease are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $13,000 to $251,000 for the three months ended September 30, 2006 compared to $264,000 for the three months ended September 30, 2005 due to an decrease in the number of research and development employees and the level of compensation for these employees, including executive pay increases and a stock compensation expense of $58,000 for the three months ended September 30, 2006;

b) Consulting expense attributable to research and development decreased by approximately $140,000 to $172,000 for the three months ended September 30, 2006 compared to $312,000 for the three months ended September 30, 2005 primarily due to decreased services related to prototype development;

c) Lab expense decreased by approximately $38,000 to $3,000 for the three months ended September 30, 2006 compared to $41,000 for the three months ended September 30, 2005; and

d) Travel expense attributable to research and development decreased by approximately $47,000 to $15,000 for the three months ended September 30, 2006 compared to $62,000 for the three months ended September 30, 2005.

OTHER INCOME (EXPENSE).

a) Net decrease in fair value of derivative liabilities decreased to an income of $388,232 for the three months ended September 30, 2006 as compared to $0 during the three months ended September 30, 2005, related to the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006 and the Warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006.   The Warrants are freestanding derivative financial instruments. These derivative liabilities are marked-to-market each quarter with the change in fair value recorded in the income statement.

b) Debt issuance expense increased to $28,674 for the three months ended September 30, 2006 as compared to $0 during the three months ended September 30, 2005, due to the debt raised in May 2006 and September 2006.

b) Interest income (expense), net decreased to ($200,234) for the three months ended September 30, 2006 as compared to $25,126 for the three months ended September 30, 2005 primarily due to less cash on hand, the payment of interest on the $1,500,000 loan received in May 2006, the amortization of the discount on the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006, the payment of interest on the $900,000 loan received in September 2006, and the amortization of the discount on the Warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006.

NET LOSS.   Net loss decreased to $1,059,458 for the three months ended September 30, 2006, as compared to $1,279,297 for the three months ended September 30, 2005. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the three months ended September 30, 2006 was $1,181,661 as compared to a net loss attributable to common stockholders of $1,477,877 for the three months ended September 30, 2005. The net loss attributable to common stockholders for the three months ended September 30, 2006 includes $122,203 of accrued but unpaid preferred stock dividends.  The net loss attributable to common stockholders for the three months ended September 30, 2005 includes $198,580 of accrued but unpaid preferred stock dividends.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2006 increased to $3,663,876 as compared to $3,371,518 used for the nine months ended September 30, 2005. The increase is primarily a result of increases in the first nine months of 2006 in research and development spending and general and administrative expenses resulting from additional employee salary and related employee costs.

Investing Activities

Cash used for investing activities during the nine months ended September 30, 2006 amounted to $48,187, as compared to $992,120 used for investing activities for the nine months ended September 30, 2005 due to our decreased spending on computers, furniture, laboratory, metrology and testing equipment in the nine months ended September 30, 2006.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements of common stock, convertible investor notes, and a preferred stock offering which we closed in December 2004 and January 2005. During the nine months ended September 30, 2006, the total net cash provided by financing activities was $2,137,850.  The $2,137,850 includes: a) $39,761 payments on notes payable to related party and b) $2,177,611 net proceeds from notes payable.  During the nine months ended September 30, 2005, the total net cash provided by financing activities was $2,900,939, which includes: a) $85,068 to retire notes payable to a related party, b) net proceeds of $186,707 from a note payable from Bank of America to purchase equipment, and c) $2,799,300 net from cash sales of shares of our Series A Preferred Stock.

Working Capital

As of September 30, 2006, we had a cash balance of $0.8 million.  We project that current cash reserves will sustain our operations at least through December 2006.  We had negative working capital of $1.7 million at September 30, 2006.

We are a development stage company and have not experienced significant operations since our formation. We reached a positive working capital position as of the first quarter of 2005 as a result of our financing activities. We have incurred significant operating losses during each of the years 2002 through 2005 and the nine months ended September 30, 2006.  We intend to utilize a proprietary methodology for development of our displays. Our principal activities, from the beginning of the development stage, have been organizational matters, capital raising activities including issuance of stock, product research and development, fund raising, and market research.

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

On September 12, 2006, Uni-Pixel, Inc. entered into Securities Purchase Agreements with various investors pursuant to which Uni-Pixel issued 10% Senior Unsecured Convertible Debentures for the principal amount of $900,000.  The principal sum of $900,000 is due on the earlier of (a) September 11, 2007; (b) the consummation of a Change of Control Transaction; or (c) upon the closing of an equity Offering of $10 million or more, all as defined in the Securities Purchase Agreement.

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

ITEM 3.                    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2006, management, including our President and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management, including our President and our Chief Financial Officer, concluded that, as of September 30, 2006, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 12, 2006, Uni-Pixel, Inc. entered into Securities Purchase Agreements with various investors pursuant to which Uni-Pixel issued 10% Senior Unsecured Convertible Debentures (the “Debentures”) for the principal amount of $900,000.  The Debentures are convertible, at the option of the holder, at any time on or prior to maturity into share of our Common Stock at a conversion price of the lesser of (a) 100% of the average price per share of the Common Stock and Common Stock Equivalents sold to any Person in the first Qualifying Transaction to be consummated following the Original Issue Date or (b) $1.25 per share (which such Conversion Price shall apply in the event no Qualifying Transaction has closed on or by the Conversion Date), each of which is subject to adjustment.

In connection with the Securities Purchase Agreement, the Company issued 144,000 warrants at $1.25 per share to the investors.  The warrants will expire in five years.

These securities were issued without registration in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 because of the limited number of purchasers, the separate negotiation of each transaction with each purchaser, the absence of any public solicitation or advertising and the restriction of such securities from resale.

ITEM 5.                    OTHER INFORMATION.

See the disclosure contained in Item 2 of this Part II.

ITEM 6.                    EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Real-Estateforlease.com, Inc. (1)
3.2	Amended and Restated Bylaws of Uni-Pixel, Inc. (1)
4.1	Certificate of Designations of Real-Estateforlease.com, Inc. Series A Convertible Preferred Stock (1)
4.2	Junior Subordinated Unsecured Promissory Note (1)
4.3	Common Stock Purchase Warrant No. 1 (1)
4.4	Common Stock Purchase Warrant No. 2 (1)
4.5	Common Stock Purchase Warrant No. 3 (1)
4.6	Form of Common Stock certificate (2)
4.7	Uni-Pixel, Inc. 12% Senior Secured Convertible Debenture No. 1 issued to Trident Growth Fund, L.P., dated May 24, 2006. (3)
4.8	Uni-Pixel, Inc. 12% Senior Secured Convertible Debenture No. 1 issued to CapSource Fund, L.P., dated May 24, 2006. (3)
4.9	Uni-Pixel, Inc. 10% Senior Unsecured Convertible Debenture dated September 12, 2006. (4)
4.10	Common Stock Purchase Warrant No. 1 issued to Trident Growth Fund, L.P., dated May 24, 2006. (3)
4.11	Common Stock Purchase Warrant No. 1 issued to CapSource Fund, L.P., dated May 24, 2006. (3)
4.12	Common Stock Purchase Warrant dated September 12, 2006. (4)
10.1	Securities Purchase Agreement dated May 24, 2006, by and between Uni-Pixel, Inc., Uni-Pixel Displays, Inc., Trident Growth Fund, L.P. and CapSource Fund, L.P. (3)
10.2	Security Agreement dated May 24, 2006, by and between Uni-Pixel, Inc., Uni-Pixel Displays, Inc., Trident Growth Fund, L.P. and CapSource Fund, L.P. (3)
10.3	Securities Purchase Agreement dated September 12, 2006 (4)
31.1	Certification of the President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1	Certification of the President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)                                  Previously filed as an exhibit to the Company’s Form 10-SB, filed on February 18, 2005, and incorporated by reference hereto.

(2)                                  Previously filed as an exhibit to the Company’s Form 10-KSB, filed on March 28, 2006, and incorporated by reference hereto.

(3)                                  Previously filed as an exhibit to the Company’s Form 10-QSB, filed on August 14, 2006, and incorporated by reference hereto.

(4)                                  Previously filed as an exhibit to the Company’s Form 8-K, filed on September, 2006, and incorporated by reference hereto.

(5)                                  Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

November 9, 2006	By:	/s/ James A. Tassone
Date		James A. Tassone, Chief Financial Officer