Form 10KSB
period 2006-12-31
Uni-Pixel
filed 2007-03-06
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The registrant’s revenue for its most recent fiscal year were: $200,000

As of February 26, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the price at which such common equity was sold on the Over-the-Counter Bulletin Board Exchange as of such date was $12,908,423.

As of February 26, 2007, the registrant had 17,056,755 shares of common stock, par value $0.001, outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Uni-Pixel, Inc. is a development stage company that has patented a next generation color display technology it calls Time Multiplexed Optical Shutter (“TMOS”). The Company is a leader in the research, development and future commercialization of new flat panel displays using TMOS for a variety of applications including:

•                  Mobile phones

•                  Digital cameras

•                  Notebook computers

•                  Televisions

•                  Consumer electronic devices

•                  Digital Signage

Uni-Pixel’s TMOS technology offers significant advantages over existing alternatives including:

•                  Significantly Lower Manufacturing Cost

•                  Greater Power Efficiency

•                  Improved Picture Quality

•                  Increased Brightness for Daylight Readability

•                  Versatile Production to include a broad range of sizes

•                  Flexible, Shapeable and Transparent Displays

We expect our advantages in reduced cost, enhanced viewing quality, unique design attributes, and improved performance of the TMOS display architecture over current Flat Panel Display alternatives to motivate partners to engage with Uni-Pixel in development, commercialization, or to incorporate TMOS displays in their products.  These partners should collectively serve to create the supply and to drive the demand for TMOS-based products.

Uni-Pixel’s technology leadership and intellectual property position is expected to enable it to generate revenues in two phases. The initial phase is expected to generate revenue from partners through funded development efforts, and/or up-front license fees. The second phase is expected to include royalties from licensees that produce TMOS panels or incorporate them into applications for automotive, active signage, medical and consumer electronics (i.e., TVs, monitors, personal computers, cameras, games, etc.).  Additionally, the Company expects to supply a key material component to its panel manufacturing partners that will also be a revenue source.

Through its research and development efforts, the Company has established a portfolio of TMOS-related patents, patent applications and other intellectual property rights. Uni-Pixel currently has 9 issued, 1 allowed and 40 pending patent applications worldwide providing a defensible strategy that will support:

•                  Further developing proprietary TMOS technology

•                  Utilizing contract manufacturing and external partners for prototype and product fabrication transitioning to the manufacture of high performance displays for military and commercial applications

•                  Entering into joint ventures in specific vertical market segments to exploit existing manufacturing and distribution channels of its targeted partners

•                  Actively licensing technology to display manufacturers and device providers for use in applications such as mobile phones, digital cameras, laptop computers, and other consumer electronic devices

Through December 31, 2006 we have been primarily engaged in research and development efforts that have expanded our portfolio of intellectual property, building prototype devices that demonstrate the technology, recruiting personnel, engaging various strategic partners, and raising capital consistent with our strategy.  As of December 31, 2006 we had accumulated a total deficit of $21.5 million and expect such losses to continue through at least 2007. We will finance our continuing efforts and operations primarily through our existing cash, through license fees being pursued from strategic partners and additional fund raising activities.

During the 2006 year, Uni-Pixel accomplished a number of milestones in both its technical and business advancement. This included construction of enhanced 32 x 32 pixel prototype display devices further demonstrating our TMOS technology’s attributes to the industry and potential partners.   A joint development agreement was completed with the Palo Alto Research Center (PARC) pursuant to which Uni-Pixel and PARC agreed to work on certain subsystems specific to UniPixel’s prototype devices and to advance the research and development of such technology.  Uni-Pixel closed its laboratory operations in New Mexico and moved the metrology equipment from that facility to its headquarters facility.  Additionally, UniPixel engaged with a series of strategic partners to assist in fund raising activities.

Formation History

Uni-Pixel, Inc. was originally incorporated in the State of Nevada as Super Shops, Inc. On November 15, 1999, Super Shops and its sister companies filed an amended petition under Chapter 11 of the United States Bankruptcy Code. On July 31, 2000, the court approved Super Shops’ Amended Joint Plan of Reorganization. On October 13, 2000, and in accordance with the Plan of Reorganization, the management of Super Shops changed its state of incorporation from Nevada to Delaware by merging with and into NEV Acquisition Corp., a Delaware corporation formed solely for the purpose of effecting the reincorporation. On June 13, 2001, NEV Acquisition Corp. changed its corporate name to Real-Estateforlease.com, Inc. as a result of the merger transaction discussed in the following paragraph.

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

The overall FPD industry is currently experiencing significant growth.  According to industry research company DisplaySearch, the worldwide FPD market grew from $43.9 billion in 2003 to $74.8 billion in 2006.  DisplaySearch expects this market to grow to an estimated $114.4 billion in 2009.  In addition to the rapid replacement of CRT applications such as monitors and TVs, the FPD industry growth is being driven by a number of other market forces including:

•                  Increased demand for large format high resolution TV’s and computer monitors;

•                  Steady growth in usage of notebook computers;

•                  A migration to color screens for mobile phones and other handheld devices; and

•                  Decreasing cost economics, increasing throughput and improving efficiency of FPD production as newer generation LCD and plasma fabs are increasing production.

These factors in combination with additional market forces are driving overall growth and a shifting mix of product applications within the FPD industry.

Applications

With the proliferation of the Internet, there has not only been an explosion in the amount of available content, but a rapid paced evolution of the form in which it appears.  No longer a two-dimensional, text-only experience, online content is being delivered in graphic rich, animated and video formats.  As the sophistication of the user continues to heighten, and bandwidth continues to increase, there will be a demand for a superior, high resolution visual experience that only FPDs will be able to deliver — particularly in mobile wireless devices.  Flowing from this, new types of applications and functionality will evolve, that in turn will enhance existing markets and create new ones.

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

Global FPD consumption has grown by the ongoing replacement of cathode ray tube (CRT) monitors and TV’s, as well as by the increasing popularity of notebooks (laptops) and portable handheld devices.  In summary, the FPD industry is currently being driven by 5 major trends:

•                  Increasing acceptance and penetration of FPD TV’s;

•                  Rapid replacement of CRT monitors and TV’s;

•                  Steady growth of notebooks;

•                  Movement to larger screen areas in FPD TV’s, computer monitors and notebooks; and

•                  Migration to video capable color screens in mobile phones and other handheld devices.

The FPD market is currently dominated by liquid crystal displays (LCDs), which accounted for an estimated 80.5% of total FPD sales in 2005 and demand is increasing across multiple applications with FPD formats generating industry-wide momentum.

Below is a display technology continuum which illustrates the pros and cons of various technologies.  As a disruptive technology entering the FPD landscape, TMOS has strong technological advantages when compared against its competition.

	CRT	LCD	PLASMA	OLED	DLP / LCoS	TMOS
Pros	• Inexpensive • Proven technology with long lifetime	• Thin form- factor • Large industry base from PC segment	• Large size • Brightness • Viewing angle	• Superior image: viewing angle, contrast ratio, fast response time • Thinnest form factor • Potential cost advantage	• Potential cost advantage Thinner than CRT, but thicker than LCD or plasma	• Vivid Color • Readability • Resolution • Energy Efficiency • Ruggedness • Size • Miniaturization

Cons	• Thickness, weight, bulky form-factor • Brightness drops as screen size increases	• Ghosting effect with moving images • Higher price relative to plasma and rear projection	• Lifespan issues, dimming with age • High power consumption relative to others	• Only in small form factors in commercial production • Brightness • Material lifetime	• Limited viewing angle • Rear projection technique limits form factors and size	• Not yet in commercial production

As the leading technology, LCD is facing increased pressure and competition from existing and emerging technologies.  Industry analysts indicate that this trend will continue in the near term.  The proliferation of newer FPD technologies is primarily driving the adoption of FPD technology into newer applications.

TECHNOLOGY

Overview: Uni-Pixel, Inc. has developed a new color display technology it calls Time Multiplexed Optical Shutter (“TMOS”). A TMOS display is constructed by layering a series of materials on top of a single planar surface constructed of glass or a polycarbonate substrate. .Currently layers are composed of:

•                  Transparent conductor, currently indium tin oxide (ITO);

•                  A layer of polyester film, or PET film, with surface micro-optic features;

•                  Thin Film Transistors (or “TFT”s similar to those used in LCDs or OLEDs) with connections to ITO pads; and

•                  A protective top layer.

These layers of material create a matrix of optical shutters on the surface that are opened or closed as controlled by the TFTs.  The panel unit should be simpler to manufacture than Plasma or Liquid Crystal Displays (“LCD”) as the single PET film included in the system replaces several other materials and steps required for the production of Plasma or LCD.

Reduced Complexity: In contrast to plasma or LCD, a TMOS single pixel shutter emits the three primary colors (red, green, and blue) without the use of three separate sub-pixels. Because TMOS displays have one-third the number of features for the same number of pixels, they benefit from reduced manufacturing complexity.

LCD and plasma complexity is also driven through their use of Thin Film Transistors (“TFT”). Currently LCD or plasma displays require each individual sub-pixel to be driven by a single TFT, (three TFTs per each pixel) which increases the necessity of additional electrical traces from the control mechanism.

In contrast, a TMOS panel will have a single TFT per pixel which will control the voltage differential between the parallel conductive planes created by the capacitor structure/optical shutter (also known as the pixel). This architecture advancement radically improves manufacturing tolerances and reduces the numbers of steps in the process.

Uni-Pixel’s TMOS technology will offer significant advantages over existing flat panel display technologies including:

•                  Proprietary technology protected by Uni-Pixel’s patent portfolio;

•                  Significantly lower manufacturing costs when compared to existing technologies;

•                  Significantly better power efficiency over existing technologies (i.e., resulting in longer battery life);

•                  Picture quality that is daylight readable in portable devices (i.e., cell phones, PDAs, and notebook computers);

•                  Future displays capable of being flexible, shapeable and transparent;

•                  Increased durability and reliability; and

•                  Ability to be manufactured in a wide range of sizes spanning from cell phone screens to television displays.

Uni-Pixel’s advantages in its TMOS technology over LCD or plasma are derived from the relative simplicity of the architecture and material make up. This advantage will translate into a more economical manufacturing process requiring less capital investment for the construction of a plant and significantly lower cost for raw materials.

Currently, LCD or plasma panel displays take over 100 individual steps in the manufacturing process. This process is necessary to yield intricately developed, small and tightly packed features. However, these manufacturing processes are difficult to manage and are prone to defects.

In contrast, Uni-Pixel anticipates that the TMOS manufacturing process will have far fewer steps.  Benefiting from larger features and less tightly packed construction, the manufacturing process will have significantly fewer yield detractors or fail elements, and an enhanced potential for longer life and resilience over LCD or plasma panels.

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

A TMOS panel uses light injected into the edge of the glass panel much the way a fiber optic cable works. Light is injected into one edge of the TMOS panel, with mirrors on the other three opposing sides/edges. Light goes into the guide and travels uninhibited bouncing throughout the plane creating a “photon cloud”. TMOS optical shutters then open and close on the surface of the panel to let the light escape. The ratio of light injected into the panel to light released from the surface is tunable. Uni-Pixel’s modeling and experimentation have shown that a panel tuned to 61% efficiency provides the most uniform release of light across the entire display surface. Therefore if one were to inject 1000 nits of light into a TMOS display panel, at a tuned 61% efficiency, 610 nits will be displayed out of the front of the display panel.

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

Successful Prototypes: Uni-Pixel has built prototypes that have demonstrated proof of concept, technical viability, and the operation of the sub-systems within its TMOS technology. The Company’s current prototyping efforts are focused on the process of optimizing the materials and assembly of the display to advance to manufacturability and then on to commercialization.

Technology Progress: In early 2004, Uni-Pixel delivered its first proof of concept prototype device under a development contract.  In mid 2004, Uni-Pixel was awarded a Phase II SBIR contract by the US Air force to advance its designs as modeled during its Phase I contract in an effort to solve image break-up issues traditional in Field Sequential Color display systems.  In December 2004, Uni-Pixel closed its first significant funding round and began work on opening its own development laboratories including metrology capabilities.  These efforts continued into 2005 and resulted in the first recognition of the viability of our TMOS invention by external partners and the first opportunity for Uni-Pixel to materially implement its display architecture design.

In 2005, Uni-Pixel built its development platform capability, advanced its display prototypes, and signed its first development partner and commercialization agreements.  During early 2005, Uni-Pixel advanced its development efforts through its small advanced materials laboratory in Albuquerque, NM which was adjacent to Sandia National Laboratory.  In July of 2005, Uni-Pixel moved into new facilities including electronics labs, clean room space, and machining systems in Houston, TX.  During the course of this time, the initial 8x8 pixel prototypes were dramatically improved and advanced in their operation, optical system models were built, electronic control designs completed and implemented, and the prototypes were scaled up to a fully operational, full color, 32x32 pixel device.  Uni-Pixel has successfully constructed and tested the sub-systems in the display architecture and is in position to advance the display materials and the assembly techniques.

Through 2006, Uni-Pixel continued its research and development efforts within varying display prototypes that expanded both the size of the panels and the pixel counts, demonstrated multiple pixel pitches in prototypes, and completed the design and implementation of the micro-optics that will optimize the optical performance of the TMOS pixels.  These efforts resulted in designs for the final materials implementation of the architecture that will advance display performance and manufacturability.

Through 2007, Uni-Pixel expects to align itself with several development partners that will assist in advancing TMOS towards commercialization.  The Company believes that it will reach agreements that will generate its first meaningful revenues to augment the development work investments and move the Company forward in its commercialization strategy.

STRATEGY

Uni-Pixel’s business strategy is to penetrate existing display applications with its TMOS technology for widespread use in all varieties of color displays and other related display applications. The Company is presently focused on the following steps to implement its business strategy:

•                  Develop Strategic Relationships.  Uni-Pixel plans to target strategic partners to further the Company’s efforts in the development and commercialization of TMOS displays. Uni-Pixel believes that if these efforts are successful, they could result in TMOS flat panel displays reaching commercial markets in products faster than other display technologies previously.  Uni-Pixel’s display architecture leverages the application of existing materials and optical technologies in new ways that have previously been mastered by other companies in other applications.  Uni-Pixel management understands that gaining the assistance of some of these various technology leaders in the development of TMOS can accelerate the commercialization effort dramatically.  As a result, Uni-Pixel will seek to build relationships that will allow it to leverage existing knowledge, scale, and expertise in thin films, control circuitry, assembly, and logistics.

•                  Enhance the Company’s Existing TMOS Technology.  Uni-Pixel believes that continuing development and enhancement of its TMOS technology is critical to the Company’s success in the display industry. Consequently, Uni-Pixel will continually seek to enhance its competitive technology position through internal development efforts that expand our intellectual property portfolio, collaborative relationships, and other strategic opportunities. Uni-Pixel’s primary focus is to expand our intellectual property through development of additional prototypes and materials that enhance and extend the Company’s product capabilities or the processes by which the systems are produced, thereby allowing them to be used in a broader array of display applications and to maintain performance and market leadership over time.

•                  Develop Prototypes Suitable to Military Requirements.  Working with Lockheed Martin, Uni-Pixel plans to produce prototypes that will demonstrate the Company’s ability to meet the most demanding military requirements with a superior performing display system.  Uni-Pixel plans to find partners to engage a small volume pilot production line that will provide limited quantities of displays to meet Lockheed’s demand for existing military applications.

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

MILESTONES TO COMMERCIALIZATION

Uni-Pixel will continue to focus on technical and business development milestones. The execution of its overall business plan includes a planned push (targeting panel manufacturers) and pull (targeting end device OEMs) strategy for accelerating product development, supporting market entry, and the expansion of production capability and capacity.  Over the course of two years, Uni-Pixel will pursue a technical development roadmap that includes:

•                  Finalization of display pixel mechanism materials;

•                  Optimization of the light management system (light injection and micro-optics designs);

•                  Completion of supporting drive control circuitry;

•                  Finalized bonding techniques for completion of the active layer structure;

•                  Assembly and testing of multiple format prototype devices; and

•                  Finalization of specifications for retrofitting existing LCD manufacturing plants to TMOS.

Specifically this includes:

High Level Post Financing Milestones

6 Months	12 Months	18 Months	24 Months
• Identify potential materials for inclusion in thin film stacks	• Complete development agreements and partnering efforts for thin film materials	• Complete assembly and testing of pilot line	• Refine and test pilot line procedures

• Identify leading semiconductor partners to provide design and development services for controller chips	• Complete design and implementation of proprietary drive control circuitry	• Refine specifications manufacturing system with the help of partnerships with system specialists	• Implement Manufacturing system

• Identify targeted partnerships with OEM firms who could benefit from TMOS technology	• Identify contractors and partners for implementation of Manufacturing Systems	• Form partnerships with OEM firms to implement TMOS technology in their end user products	• Form partnerships with OEM firms to implement TMOS technology in their end user products

Uni-Pixel’s senior management team will work with various targeted strategic partners in each step of the process to provide certain market and technical support resources.  Over time, Uni-Pixel expects it will pursue discussions with a variety of potential assembly and manufacturing partners.  Uni-Pixel will seek to leverage access to potential partner pilot lines in exploring and growing a continuous flow manufacturing system.  It is expected that this pilot line will be the initial platform for the finalization of the specifications to be included in the continuous flow manufacturing system.

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

•                  Sandia National Laboratory: Sandia has been engaged with Uni-Pixel directly and through a Lockheed Martin Cooperative Research and Development Agreement (CRADA).  Sandia has explored developing an aerogel formulation as one layer within the display architecture that could potentially meet Uni-Pixel’s operational and production requirements.  In 2005, Sandia and Uni-Pixel reached an Agreement to License the Sandia aerogel patents exclusively within the display industry.  Under this agreement, Sandia will receive a royalty from Uni-Pixel tied to the net sales price of unit sales once Uni-Pixel reaches commercial production if aerogel is included as a component of the system.

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

Target Partners

•                  Optical Thin Film Production: Uni-Pixel has entered into discussions with a set of potential partners for assistance in the development and manufacturing of its thin film layer.  Implementation of the TMOS architecture can be accomplished using a variety of materials that can achieve the required properties’ relationship between layers.  No new or unique materials will be required, rather just the optimization of existing materials as implemented within the process and system.  Initially Uni-Pixel will contract for development work with the objective of reaching a production agreement or joint venture with one or more thin film manufacturers.

•                  Drive Control Circuitry: Uni-Pixel has entered into discussions with a set of potential partners for assistance in the development and manufacturing of its unique drive control circuitry.  Uni-Pixel has developed unique IP that will be implemented through a “fabless” semiconductor model.  This may include potential development of new IP, cross licensing, and the use of certain existing semiconductor capabilities from one or more partners.  Uni-Pixel has developed a means to use off the shelf parts for certain drive control requirements that will allow it to produce prototypes in the short term, as well as leveraging the enhancements that its own unique drive control provides over the longer term.  Uni-Pixel is working with its potential partners to negotiate terms and plans for both the short and longer term execution of its strategy.

•                  Manufacturing and Assembly Partners: Uni-Pixel is engaged in initial discussions with a set of strategic partners that are currently manufacturing other display technologies or incorporating other display technologies into end user products.

Target Customers

•                  Lockheed Martin: Uni-Pixel plans to sell TMOS panels to Lockheed Martin for implementation into unique military and avionics systems for resale to the government and industry.  These panels are expected to be produced in small volumes and sold to Lockheed at relatively high margins attributable to their unique capabilities and lesser ruggedization requirements.

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

•                  Large Active Signage OEM: Uni-Pixel is in discussions with various potential partners in the vertical market of Active Signage.  Two dominant technologies exist in this vertical market, plasma displays for indoor applications and LED displays for outdoor applications.  Uni-Pixel’s technology offers unique and new capabilities that strongly differentiate it from both of these, and can potentially open a market not currently able to be targeted by either.

•                  Consumer Electronics Manufacturers (OEMs): Uni-Pixel has held initial exploratory meetings with a variety of consumer electronics OEMs that have all expressed a desire to leverage TMOS’ unique attributes in their products.  This includes cell phone manufacturers, a PDA manufacturer, and a television system producer.  Each of these interactions has resulted in an invitation to return for further engineering specific meetings as product development advances at Uni-Pixel.

SALES AND MARKETING

Uni-Pixel has begun discussions with end user product OEMs that have expressed a desire to integrate TMOS flat panels into their products once available and demonstrating their superior performance.  The OEMs that have been parties to these discussions are enthused by the advantages of TMOS flat panels as a significant differentiator for their products relative to their competition in their individual market segments.   Uni-Pixel believes that the proven entry into a single vertical market or application will drive the demand for expanded applications of TMOS flat panels to other product markets.

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

•                  Critical materials – Integrators or manufacturers that produce or assemble display panel packages.  For integrators this can include control driver chips from Uni-Pixel’s foundry partner.  For manufacturers this can include materials such as its thin film featuring micro-optics and transparent conductors to be used in the display panel.

•                  Research contracts – Integrators that are seeking to leverage unique attributes that TMOS can potentially provide such as curved or shaped displays, transparent displays, or uniquely applied displays.  Uni-Pixel expects that initially the US Government will be a principal customer of this variety.

The Company plans to continue to create demand for its products by utilizing a “pull through” strategy with specific targeted OEMs in various market segments.  Uni-Pixel will actively pursue OEMs by using its prototypes to demonstrate the advantages that TMOS panels can provide both in form factor and performance. Uni-Pixel expects to create OEM “pull” by gaining design wins for integration of TMOS display panel technology into established end user devices.

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

RESEARCH AND DEVELOPMENT

From inception through December 31, 2006, Uni-Pixel has spent approximately $9.8 million on research and development activities with $2.9 million and $2.8 million invested in 2006 and 2005, respectively. Uni-Pixel continues conducting research and development both internally and externally and anticipates significantly higher investments going forward.

As of December 31, 2006, Uni-Pixel has one principal location conducting internal research.  The Company’s headquarters and primary development site are located in Houston, TX.  The headquarters location includes a Class 100 clean room where display materials testing and assembly is conducted, an electronics lab, optical testing facilities, test and measurement equipment, and electronics development systems.

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

Uni-Pixel expects that these prototype devices will demonstrate the image and color generation capabilities of the Company’s TMOS displays in three pixel sizes, ..25mm, .5mm, and 1mm. These devices will then be used to identify the specific issues related to performance optimization and to their integration into unique end-product applications.

The phase two prototypes will be the next phase of a product roadmap that targets the production of viable commercial display panels within twenty-four to thirty six months. The development process will also include selecting and completing the preferable manufacturing processes that will be transferable to joint venture partner operations or licensees.

Uni-Pixel plans to complete the development of the preferred manufacturing process within the Company’s laboratory environment and engage a small-scale pilot production line that will be the research and development proving ground for a continuous flow manufacturing process followed potentially by a roll to roll manufacturing process.

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

•                  The ability to profitably produce small volumes of unique displays; and

•                  The ability to enable localized manufacturing.

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

•                  Liquid Crystal on Silicon (LCoS) Competitors: These companies are all producing different forms of a liquid crystal display on a silicon backplane, which are considered reflective technologies.  Companies competing in the reflective microdisplay market include Sony, JVC, Aurora, Syntax-Brillian, Spatialight, eLCOS and others.  We believe LCoS has been perceived as a very difficult technology to manufacture as multiple major corporations have terminated their LCoS manufacturing efforts.

•                  Other Technologies: There are a number of other technologies under development that may some day compete with Uni-Pixel. These include “electronic paper,” “Non-Organic Thick Film Dielectric Electro Luminescent Technology” developed by iFire Technologies a unit of Westaim Corporation and flat CRT.

INTELLECTUAL PROPERTY

Starting in 2004, Uni-Pixel began a significant expansion of its Intellectual Property (IP) portfolio.  As a pioneer in the arena of near field optics applied to a MEMS based display technology, in many cases when Uni-Pixel solves a technology issue it creates a new invention.  Uni-Pixel has engaged one of the technology industry’s largest and most experienced IP firms to assist in the prosecution of a lengthy list of potential inventions recently discovered in addition to over 30 new patent filings as of the end of 2006.  TMOS represents a “green field” technology in that it is a new approach to displays leveraging well known concepts in new ways.  This has created an unexplored arena for Uni-Pixel bearing new inventions and IP on a continuing basis.

The Company currently holds 9 granted patents relating to its TMOS technology. These patents have been filed in the United States as well as the largest markets across Europe including Austria, Belgium, Switzerland, Germany, France and Great Britain. These existing patents will begin to expire 2011.

Patent Table

	Number of Patents
Description	Patents Issued	Patents Allowed	Patents Pending	Total Patents
Optical Display (base TMOS Patent)	7			7
Field Sequential Color Efficiency Enhancement	1		5	6
Common Ground Plane Discharge Circuit	1		3	4
Double-Electret MEMS Actuator			2	2
Z-Axis Redundant Display/Multilayer Display			7	7
Simple Matrix Addressing			7	7
Enhanced Bandwidth Data Encoding Method			3	3
Reducing Light Leakage and Improving Contrast Ratio Performance in FTIR Display Devices			1	1
Electromechanical Dynamic Force Profile Articulating Mechanism			3	3
Optical Microstructures for More Optical Light Extraction and Control (combined Microlens Extraction Structure & Microlens Anti-Stiction)			1	1
Mechanism to Mitigate Color Breakup Artifacts in Field Sequential Color Display Systems			1	1
Other Patents		1	7	8
	9	1	40	50

EMPLOYEES

We have twelve full-time employees and two part-time employees. None of these employees is covered by a collective bargaining agreement, and we believe our relations with our employees are good. We may also employ consultants on an as-needed basis to supplement existing staff.

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

RISK FACTORS

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include the following:

Risks Related to our Business and Industry

We are a development stage company with limited operating history and our future profitability is uncertain and we anticipate future losses and negative cash flow, which may limit or delay our ability to become profitable.

We are attempting to obtain the necessary working capital for operations, but there can be no assurance we will obtain such financing. We have not yet demonstrated our ability to generate revenue, and there is no assurance that we will produce any material revenues for ourselves or our stockholders, or that we will operate on a profitable basis. As of December 31, 2006, we had an accumulated total deficit during development stage of $21.5 million.

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

A loss of one or more of our current officers or key employees could severely and negatively impact our operations. Specifically, the loss of services of Frank M. DeLape, Chairman of the Board, Reed J. Killion, President, Jim Tassone, Chief Financial Officer, Martin G. Selbrede, Chief Science Officer, Dan Van Ostrand, Executive Vice President or B. Tod Cox, Vice President of Engineering, none of whom has an employment agreement with us except for Mr. DeLape, Mr. Killion and Mr. Tassone, could significantly harm our business. We have no present intention of obtaining key-man life insurance on any of our executive officers or management. While we intend to enter into new employment agreements with our management and other key personnel, there is no guarantee that these will be found to be enforceable if challenged. Additionally, competition for highly skilled technical, managerial and other personnel is intense. As our business develops, we might not be able to attract, hire, train, retain and motivate the highly skilled managers and employees we need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail.

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

•                                          Any significant acts of terrorism against the United States; and

•                                          Our currently limited public float.

Our Common Stock has traded as low as $1.03 and as high as $5.50 during a period from February 3, 2005 through December 31, 2006. In addition to volatility associated with Bulletin Board securities in general, the markets for high technology stocks have experienced extreme volatility that has often been unrelated to the operating performance of the particular companies. These broad market fluctuations may adversely affect the trading price of our common shares.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Since January 18, 2006, our Common Stock has been traded on the OTC Bulletin Board under the symbol “UNXL”. From February 3, 2005 to January 18, 2006, our Common Stock was quoted on the “pink sheets” published by the Pink Sheets LLC under the symbol “UNXL.” Prior to February 3, 2005, our shares of Common Stock were traded under the symbol “REFL.” We changed our name to “Uni-Pixel, Inc.” from “Real-Estateforlease.com, Inc.” at the annual meeting of our stockholders held in January 2005. The market for our common stock is limited and volatile. The following table sets forth the range of high and low bid quotations or high and low closing prices, as applicable, for our Common Stock for each of the periods indicated as reported by the Pink Sheets or the OTC Bulletin Board. The prices for the Pink Sheets and the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commissions. The OTC Bulletin Board and Pink Sheet prices listed below may not represent actual transaction prices.

	Year Ended December 31, 2006		Year Ended December 31, 2005
	High	Low	High	Low
First Quarter	$4.25	$2.05	$4.00	$0.15
Second Quarter	2.05	1.40	5.20	4.40
Third Quarter	1.85	1.25	5.50	3.75
Fourth Quarter	1.60	1.03	5.00	3.00

Holders

As of February 26, 2007, we had approximately 1,093 stockholders of record of our Common Stock.

Dividends

The Company has never paid dividends on Common Stock. Currently, the Company anticipates that it will retain earnings, if any, to support operations and to finance the growth and development of its business and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The holders of Series A Preferred Stock will receive cumulative annual dividends, payable in shares of Series A Preferred Stock or cash, at the option of the Board of Directors, at an annual rate of 6% ($0.21 per share), payable on December 31 of each year commencing December 31, 2005. Unpaid dividends will accumulate and be payable prior to the payment of dividends on shares of Common Stock. Cash dividends will only be payable from funds legally available therefore, when and as declared by the Board of Directors of the Company, and unpaid dividends will accumulate until the Company can legally pay the dividends. In 2006, the Company paid accumulated dividends to the holders of Series A Preferred Stock in the amount of 134,117 shares of Series A Preferred Stock, as well as 16,282 common shares.  In 2005, the Company paid accumulated dividends to the holders of Series A Preferred Stock in the amount of 156,507 shares of Series A Preferred Stock, as well as 149,479 common shares.

Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933 during the year ended December 31, 2006, that were not previously disclosed in one of our periodic reports during the year.

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the consolidated financial statements including the notes thereto.

Overview

Uni-Pixel is a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. As of December 31, 2006, we had accumulated a total deficit of $21.5 million from operations in pursuit of this objective.

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

Through December 31, 2006, we have been primarily engaged in developing our initial product technology, recruiting personnel, commencing our U.S. operations and raising capital. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2007. We will finance our operations primarily through our existing cash and possible future financing transactions.

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

As of December 31, 2006, we had cash and cash equivalents of $20,188.  We believe that our existing capital resources are adequate to finance our operations until February 2007, however our long-term viability is dependent upon successful operation of our business, our ability to develop our manufacturing process, the development of our products and our ability to raise additional debt and equity to meet our business objectives.

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

Stock-Based Compensation:  In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), “Share Based Payment,” which eliminates the use of APB Opinion No. 25 and requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. We have implemented SFAS No. 123(R) effective January 1, 2006.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Years Ending December 31, 2006 and 2005

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

Revenues increased to $200,000 for the year ended December 31, 2006, as compared to $19,689 for the year ended December 30, 2005, due to the revenues recognized from the work specific to a development contract during each of those respective periods.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of products or services including internal labor costs. Cost of revenues for the year ended December 31, 2006 decreased to $0 as compared to $9,844 for the previous year.  No cost of revenues was recognized in 2006 as the cost of revenues was expensed in the period incurred prior to 2006 as a component of research and development expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 51% or $1,177,420, to $3,509,163 for the year ended December 31, 2006 from $2,331,743 for the year ended December 31, 2005. The major components of the increase are as follows:

a)  Salaries and benefits increased by approximately $1,239,000 to $2,244,000 for the year ended December 31, 2006 from $1,005,000 for the year ended December 31, 2005, due to a stock compensation expense of $731,000 for the twelve months ended December 31, 2006 and a 2006 bonus expense of $483,000;

b) Contract labor increased by approximately $47,000 to $230,000 for the year ended December 31, 2006 from $183,000 for the year ended December 31, 2005;

c) Legal expense decreased by approximately $118,000 to $284,000 for the year ended December 31, 2006 from $402,000 for the year ended December 31, 2005;

d) Accounting expense increased by approximately $19,000 to $55,000 for the year ended December 31, 2006 from $36,000 for the year ended December 31, 2005;

e) Office expense increased by approximately $15,000 to $103,000 for the year ended December 31, 2006 from $88,000 for the year ended December 31, 2005;

f) Travel expense increased by approximately $16,000 to $95,000 for the year ended December 31, 2006 from $79,000 for the year ended December 31, 2005; and

g) Depreciation and amortization expense increased by approximately $71,000 to $261,000 for the year ended December 31, 2006 from $190,000 for the year ended December 31, 2005 as a result of an increase in property and equipment during the twelve months ended December 31, 2005.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $109,198 during the year ended December 31, 2006 to $2,867,937 from $2,758,739 for the year ended December 31, 2005. The major components of the increase are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $212,000 to $1,415,000 for the year ended December 31, 2006 from $1,203,000 for the year ended December 31, 2005 due to a stock compensation expense of $183,000 for the twelve months ended December 31, 2006 and a 2006 bonus expense of $185,000;

b) Consulting expense attributable to research and development increased by approximately $81,000 to $1,045,000 for the year ended December 31, 2006 from $964,000 for the year ended December 31, 2005 primarily due to increased services related to prototype development;

c) Lab expense decreased by approximately $100,000 to $102,000 for the year ended December 31, 2006 from $202,000 for the year ended December 31, 2005; and

d) Travel expense attributable to research and development decreased by approximately $104,000 to $97,000 for the year ended December 31, 2006 from $201,000 for the year ended December 31, 2005.

OTHER INCOME (EXPENSE).

a) Net decrease in fair value of derivative liabilities decreased to an income of $462,159 for the twelve months ended December 31, 2006 as compared to $0 during the twelve months ended December 31, 2005, due to the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006 and the Warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006.   The Warrants are freestanding derivative financial instruments. These derivative liabilities are marked-to-market each quarter with the change in fair value recorded in the income statement.

b) Debt issuance expense increased to $50,157 for the year ended December 31, 2006 as compared to $0 for the year ended December 31, 2005, due to the debt raised in May 2006 and September 2006.

c) Interest income (expense), net decreased to ($720,520) for the year ended December 31, 2006 as compared to income of $113,847 for the year ended December 31, 2005 primarily due to less cash on hand, the payment of interest on the $1,500,000 loan received in May 2006, the amortization of the discount on the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006, the payment of interest on the $900,000 loan received in September 2006, and the amortization of the discount on the Warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006.

NET LOSS.   Net loss increased to $6,485,618 for the year ended December 31, 2006, as compared to $4,966,790 for the year ended December 31, 2005. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the year ended December 31, 2006 was $6,983,546 as compared to a net loss attributable to common stockholders of $5,740,517 for the year ended December 31, 2005. The net loss attributable to common stockholders for the twelve months ended December 31, 2006 and December 31, 2005, includes $497,928 and $773,727 of accrued but unpaid preferred stock dividends, respectively.

Comparison of Fiscal Years Ending December 31, 2005 and 2004

REVENUES.  Revenues decreased to $19,689 for the year ended December 31, 2005, as compared to $290,387 for the year ended December 30, 2004, due to the revenues recognized from the work specific to a development contract during each of those respective periods.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the year ended December 31, 2006 decreased to $4,434,496 as compared to $4,852,594 used for the year ended December 31, 2005. The decrease is primarily a result of decreases in research and development spending and general and administrative expenses.

Investing Activities

Cash used for investing activities during the year ended December 31, 2006 amounted to $48,187, as compared to $1,018,191 used for investing activities for the year ended December 31, 2005 due to our increased spending on computers, furniture, laboratory, metrology and testing equipment in Fiscal 2005.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements of common stock, convertible investor notes, and a preferred stock offering which we closed in December 2004 and January 2005.

The total net cash provided by financing activities was $2,176,651 for the year ended December 31, 2006, which includes:

•                  $39,761 payments on notes payable to a related party;

•                  $2,174,486 net proceeds from notes payable: and

•                  $37,596 for issuance of warrants to placement agent.

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

Working Capital

As of December 31, 2006, we had a cash balance of $20,188.  We project that current cash reserves will sustain our operations at least through February 2007, and we are not aware of any trends or potential events that are likely to impact our short term liquidity through this term.

On February 13, 2007, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio Ltd., Tudor Proprietary Trading, L.L.C. and The Altar Rock Fund L.P. (collectively, the “Purchasers”) pursuant to which we sold on that date in a private placement to the Purchasers (a) 3,200,000 authorized but unissued shares of the Company’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (b) warrants (the “Warrants”) to purchase, in aggregate, up to 6,839,279 shares at $1.24 per share, of the Company’s common stock, par value $0.001, for an aggregate purchase price of $12,000,000.

We are a development stage company and have not experienced significant operations since our formation. We reached a positive working capital position as of the first quarter of 2005 as a result of our financing activities. We have incurred significant operating losses during the years ended December 31, 2002, 2003, 2004, 2005 and 2006. We intend to utilize a proprietary methodology for development of our displays. Our principal activities, from the beginning of the development stage, have been organizational matters, capital raising activities including issuance of stock, product research and development, fund raising, and market research.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” is defined in Rules 13a -15(e) and 15d — 15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time period specified. As of December 31, 2006, management, including the Principal Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Principal Executive Officer and the Chief Financial Officer, concluded that as of December 31, 2006, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles, generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect , our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of all of our directors and executive officers as of January 31, 2007. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Title
Reed J. Killion	44	President, Principal Executive Officer and Director
Frank DeLape	53	Chairman of the Board
James A. Tassone	43	Chief Financial Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the registered class of the Company’s equity securities to file with the SEC reports of ownership and changes in ownership of the Company’s Common Stock. Directors, executive officers and greater than 10% beneficial stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of these reports furnished, management believes that the directors, executive officers and greater than 10% stockholders filed all reports required by Section 16(a) of the Exchange Act with respect to the year ended December 31, 2006 on a timely basis.

Code of Ethics Disclosure

As of March 15, 2006, we have adopted a Code of Ethics, and is filed as an exhibit to our 2005 10K-SB for our principal executive, financial and accounting officers or persons performing similar functions, as required for listed issuers by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

ITEM 10. EXECUTIVE COMPENSATION

Executive Officer Compensation.

The following table sets forth information regarding annual and long-term compensation with respect to the fiscal years ended December 31, 2006 and 2005, paid or accrued by us to or on behalf of those persons who were, during the fiscal year ended December 31, 2006, our President and our most highly compensated executive officers (the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (1)	Restricted Stock Awards ($)	Securities Underlying Options (#)
Reed J. Killion	2006	177,394	120,500	12,000	—	—
President (Principal Executive Officer) and Director	2005	195,000	12,000	12,000	—	450,000	(2)

Frank DeLape	2006	234,146	154,000	18,000	—	—
Chairman of the Board of Directors	2005	250,000	—	15,000	—	600,000	(3)

James A. Tassone	2006	135,231	92,000	12,000	—	—
Chief Financial Officer	2005	145,000	5,000	6,000	—	200,000	(4)

(1).            Excludes perquisites and other personal benefits unless such compensation was greater than $50,000 or 10% of the total annual salary and bonus of the individual.

(2).            Mr. Killion was granted 450,000 stock options on March 5, 2005 at $4.00 per share of which 150,000 options vest on March 5, 2006, 150,000 options vest on March 5, 2007 and 150,000 options vest on March 5, 2008.  These options were repriced at $2.00 per share on September 5, 2006 by the Board of Directors.

(3).            Mr. DeLape was granted 600,000 stock options on March 5, 2005 at $4.00 per share which vest monthly over 46 months beginning March 31, 2005.  These options were repriced at $2.00 per share on September 5, 2006 by the Board of Directors.

(4).            Mr. Tassone was granted 200,000 stock options on April 19, 2005 at $4.00 per share of which 66,667 options vest on April 19, 2006, 66,667 options vest on April 19, 2007 and 66,666 options vest on April 19, 2008.  These options were repriced at $2.00 per share on September 5, 2006 by the Board of Directors.

Stock Options

The following table sets forth information concerning individual grants of stock options made during our last fiscal year to our Named Executive Officers. No stock appreciation rights were issued during the fiscal year.

Option Grants in Last Fiscal Year

Individual Grants

Name	Number of securities underlying options granted (#)	Percent of total options granted to employees in fiscal year	Market price on date of issuance ($/Sh)	Exercise or base price ($/Sh)	Expiration date
Reed J. Killion	—	—%	—	—	—
Frank DeLape	—	—%	—	—	—
James A. Tassone	—	—%	—	—	—

During fiscal year ended December 31, 2006, there were no options exercised. On September 5, 2006, the Board of Directors of Uni-Pixel, Inc., reduced the exercise price of 1,660,000 stock options issued to eight employees, with an exercise price of $4.00 per share to an exercise price of $2.00 per share.  The following table sets forth information concerning option holdings as of December 31, 2006 with respect to our Named Executive Officers.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End ($)(1)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Reed J. Killion	—	—	150,000	300,000	—	—
Frank DeLape	—	—	286,957	313,043	—	—
James A. Tassone	—	—	66,667	133,333	—	—

(1)          Based on the closing price of our common stock on December 31, 2006 of $1.10 per share less the exercise price payable for such shares.

Compensation of Directors

We currently have no non-employee directors. Each of our directors receives compensation pursuant to the terms of his respective employment agreement described below, and receives no additional compensation for serving on our board.

Employment agreements

The Company has entered into employment agreements with Frank DeLape, Reed Killion and James Tassone.

Mr. DeLape, Chairman of the Board, entered into an employment agreement dated March 5, 2005, with an initial term ending December 31, 2008, and providing for a base annual salary of $250,000, subject to the right of the Board of Directors to increase his salary from time to time. Mr. Delape’s base annual salary shall automatically be raised to $350,000 on the date the company raises or acquired cumulative equity or licensing arrangements of $20 Million.  Upon receipt of the $12,000,000 Preferred B Series financing on February 13, 2007, cumulative equity exceeded $20 Million, thus enacting this clause in Mr. Delape’s contract. Mr. DeLape is entitled to receive an annual bonus in an amount to be determined by the Board of Directors. If Mr. DeLape’s performance satisfies criteria to be established by the Board of Directors, his target bonus will be 45% of his annual salary with a minimum of 25% of his current base salary. The agreement also provides that Mr. DeLape will receive employee stock options to purchase 600,000 shares of common stock at an exercise price of $4.00 per share. The option has a term of ten years and will vest and become exercisable ratably over 46 months beginning on March 31, 2005. The agreement also provides Mr. DeLape with disability and life insurance benefits, a car allowance and wireless communications benefits. Mr. DeLape’s employment may be terminated at any time, provided that if his employment is terminated without “Cause,” or if he terminates his employment for “Good Reason,” as those terms are defined in the agreement, he will be entitled to receive a severance payment equal to the greater of (i) the salary payable over the remaining term of his agreement or (ii) twenty four months salary, as well as a bonus computed on the basis of the greater of (a) the amount determined under the agreement by the Board of Directors; or (b) $70,000.

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

As of December 31, 2006, there was a $366,500 bonus accrual for Mr. DeLape, Mr. Killion and Mr. Tassone.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have set forth in the following table certain information regarding our common stock, on an as converted basis, beneficially owned as of January 31, 2007 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each of our directors and named executive officers, and (iii) all executive officers and directors as a group. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days pursuant to options, warrants, conversion privileges and similar rights. At January 31, 2007, we had 16,311,973 issued and outstanding share of Common Stock and 2,369,451 issued and outstanding shares of Series A Convertible Preferred Stock, which were convertible, as of January 31, 2007, into 4,738,902 shares of our Common Stock.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)		Percent of Class
Directors and Officers:
Frank M. DeLape	2,338,887	(2)	10.9%
Reed J. Killion	850,000	(3)	4.0%
James A. Tassone	442,917	(4)	2.1%
All Directors and Executive Officers as a Group (3 persons)	3,631,804		17.0%
5% Stockholders:
Bob Weatherly 14505 Torrey Chase Suite 325 Houston, TX 77014	1,102,023	(5)	8.6%
James Herndon 14505 Torrey Chase Suite 325 Houston, TX 77014	1,102,023	(5)	8.6%

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

(2)                          Includes 900,300 shares of Common Stock owned by Benchmark Equity Group of which Frank M. DeLape is the Chief Executive Officer and sole owner; 312,500 shares of Common Stock held by Lakeview Investment Trust, a

United States trust fund, of which Mr. DeLape’s children are the beneficiaries and Mr. DeLape is the Trustee; 400,000 shares of Common Stock owned by Magnolia Growth Trust and Mr. DeLape is the Trustee; 200,000 shares of Common Stock owned by Alexander C. DeLape Beehive Trust and Mr. DeLape is the Trustee; and 200,000 shares of Common Stock owned by Brianna N DeLape Trust and Mr. DeLape is the Trustee. Also consists of options to purchase 326,087 shares of Common Stock exercisable within 60 days from January 31, 2007.

(3)                          Includes options to purchase 300,000 shares of Common Stock exercisable within 60 days from January 31, 2007.

(4)                          Includes options to purchase 66,667 shares of Common Stock exercisable within 60 days from January 31, 2007.

(5)                          Includes 23,327 shares of Common Stock held by CapSources, Inc., 250,000 shares of Common Stock held by CapSource Fund, L.P. and 250,000 shares of Common Stock held by CapSource 2000 Fund, L.P. Also includes 144,674 shares of our Series A Preferred held by CapSource Fund, L.P. and 144,674 shares of our Series A Preferred held by CapSource 2000 Fund, L.P., on an as-converted to Common Stock basis, for a total number of shares of our Common Stock beneficially owned by Messrs. Weatherly and Herndon of 1,102,023. Messrs. Weatherly and Herndon are the sole shareholders of CapSources, Inc., the limited partners of CapSource Fund, L.P. and CapSource 2000 Fund, L.P. and the sole shareholders of the general partner for each of CapSource Fund, L.P. and CapSource 2000 Fund, L.P.  Also consists of warrants to purchase 750,000 shares of Common Stock exercisable within 60 days from January 31, 2007 held by CapSource Fund, L.P.

Equity Compensation Plan Information

The following table provides information about shares of Common Stock that may be issued upon the exercise of options under all of the Company’s existing equity compensation plans as of December 31, 2006. For a complete description of the Company’s equity compensation plans, see Note 9 to the Consolidated Financial Statements included under Item 7 of this Report.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,661,667	$2.00	338,333

Equity compensation plans not approved by stockholders	2,000,000	1.25	—

Total	3,661,667	$1.59	338,333

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

Leased Office Space

During 2004 and 2003, the Company leased office space from a stockholder of the Company under a month-to-month lease for $3,900 per month. Effective December 15, 2004, this lease was terminated and the Company began leasing office space from an unrelated lesser.

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

ITEM 13. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Real-Estateforlease.com, Inc. (1)
3.2	Amended and Restated Bylaws of Uni-Pixel, Inc. (1)
4.1	Certificate of Designations of Real-Estateforlease.com, Inc. Series A Convertible Preferred Stock (1)
4.2	Junior Subordinated Unsecured Promissory Note (1)
4.3	Common Stock Purchase Warrant No. 1 (1)
4.4	Common Stock Purchase Warrant No. 2 (1)
4.5	Common Stock Purchase Warrant No. 3 (1)
4.6	Form of Common Stock certificate (6)
4.7	Uni-Pixel, Inc. 12% Senior Secured Convertible Debenture No. 1 issued to Trident Growth Fund, L.P., dated May 24, 2006. (7)
4.8	Uni-Pixel, Inc. 12% Senior Secured Convertible Debenture No. 1 issued to CapSource Fund, L.P., dated May 24, 2006. (7)
4.9	Common Stock Purchase Warrant No. 1 issued to Trident Growth Fund, L.P., dated May 24, 2006. (7)
4.10	Common Stock Purchase Warrant No. 1 issued to CapSource Fund, L.P., dated May 24, 2006. (7)
4.11	Uni-Pixel, Inc. 10% Senior Unsecured Convertible Debenture dated September 12, 2006. (8)
4.12	Common Stock Purchase Warrant dated September 12, 2006. (8)
10.1	Cancellation and Transfer Agreement (1)
10.2	Placement Agent Agreement (1)
10.3	Uni-Pixel Display, Inc. Lock-Up Agreement (1)
10.4	Consulting Agreement (1)
10.5	Office Lease Agreement for Synergy North By and Between First Metro Limited Partnership (“Landlord”) and Uni-Pixel Displays, Inc. (“Tenant”) (1)
10.6	Employee Intellectual Property Assignment and Nondisclosure Agreement (1) (5)
10.7	Uni-Pixel, Inc. 2005 Stock Incentive Plan (1) (5)
10.8	Uni-Pixel, Inc. 2005 Stock Incentive Plan – Notice of Stock Option Award (1) (5)
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

10.16	Employment Agreement – James A. Tassone (5) (6)
10.17	Securities Purchase Agreement dated May 24, 2006, by and between Uni-Pixel, Inc., Uni-Pixel Displays, Inc., Trident Growth Fund, L.P. and CapSource Fund, L.P. (7)
10.18	Security Agreement dated May 24, 2006, by and between Uni-Pixel, Inc., Uni-Pixel Displays, Inc., Trident Growth Fund, L.P. and CapSource Fund, L.P. (7)
10.19	Securities Purchase Agreement dated September 12, 2006 (8)
10.20	Employment Agreement – Carl Yankowski (5) (9)
14	Code of Ethics (6)
21	Subsidiaries (6)
31.1	Certification of the President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)
32.1	Certification of the President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

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

(5)                                  Management contract or compensation plan or arrangement

(6)                                  Previously filed as an exhibit to the Company’ Form 10-KSB, filed on March 28, 2006, and incorporated by reference hereto

(7)                                  Previously filed as an exhibit to the Company’ Form 10-QSB, filed on August 14, 2006, and incorporated by reference hereto.

(8)                                  Previously filed as an exhibit to the Company’ Form 10-QSB, filed on November 13, 2006, and incorporated by reference hereto.

(9)                                  Previously filed as an exhibit to the Company’s Form 8-K, filed on May 31, 2006, and incorporate by reference hereto.

(10)                            Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table presents aggregate fees for professional audit services rendered by PMB Helin Donovan, LLP (“PMB”), previously known as Helin, Donovan, Trubee & Wilkinson, LLP for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2006 and 2005, respectively, and fees billed for other services rendered by PMB.

	2006	2005
Audit Fee (1)	$27,000	$21,775
Audit-Related Fees	$—	$—
Tax Fees	$6,000	$6,000
All Other Fees	$—	$—

(1)          Audit fees represent the aggregate fees billed for professional services rendered by PMB for the audit of our annual financial statements, review of financial statements included in our quarterly reports, review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

By:	/s/ JAMES A. TASSONE
James A. Tassone, Chief Financial Officer and
Principal Accounting Officer

Date:	March 5, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ REED J. KILLION	President, Principal Executive Officer and Director	March 5, 2007
Reed J. Killion

/s/ FRANK DELAPE	Chairman of the Board and Director	March 5, 2007
Frank DeLape

/s/ JAMES A. TASSONE	Chief Financial Officer and Principal Accounting Officer	March 5, 2007
James A. Tassone

INDEX TO FINANCIAL STATEMENTS

OF UNI-PIXEL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Uni-Pixel, Inc.

We have audited the accompanying balance sheets of Uni-Pixel, Inc. (the Company) (a development stage company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2006 and 2005, and the period from inception (February 17, 1998) through December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uni-Pixel, Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, and the period from inception (February 17, 1998) through December 31, 2006, in conformity with generally accepted accounting principles in the United States of America.

For the period from inception (February 17, 1998) through December 31, 2006, the Company has a deficit accumulated during the development stage of approximately $21.5 million.

As discussed in Note 2, the Company completed a $12 million fundraising in February 2007.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

February 13, 2007
Houston, Texas

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2006	December 31, 2005

ASSETS
Current assets
Cash and cash equivalents	$20,188	$2,328,385
Current portion of restricted cash	5,123	40,000
Interest receivable	—	6,297
Deferred loan costs, net	94,189	—
Prepaid expenses	16,965	16,965

Total current assets	136,465	2,391,647

Property and equipment, net of accumulated depreciation of $464,564 and $203,709, at December 31, 2006 and 2005, respectively	641,385	854,052
Restricted cash, less current portion	34,877	260,000

Total assets	$812,727	$3,505,699

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$428,733	$278,749
Accrued expenses	668,000	10,812
Deferred revenue	33,333	200,000
Derivative liabilities for Warrants	943,288	—
Current portion of note payable, net of unamortized discounts of $955,419 and $0 at December 31, 2006 and 2005, respectively	1,448,571	144,019

Total current liabilities	3,521,925	633,580

Note payable, less current portion	9,487	57,537

Total liabilities	3,531,412	691,117

Commitments and contingencies (Note 7)	—	—

Shareholders’ equity (deficit)
Preferred stock, $0.001 par value; $3.50 liquidation preference; 10,000,000 shares authorized, 2,369,451 and 2,685,651 issued and outstanding at December 31, 2006 and 2005, respectively	2,369	2,686
Common stock, $0.001 par value; 40,000,000 shares authorized, 16,311,973 and 15,395,057 issued and outstanding at December 31, 2006 and 2005, respectively	16,312	15,395
Additional paid-in capital	18,798,407	17,348,728
Accumulated deficit during development stage	(21,535,773)	(14,552,227)

Total shareholders’ equity (deficit)	(2,718,685)	2,814,582

Total liabilities and shareholders’ equity (deficit)	$812,727	$3,505,699

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31,		Cumulative Period from February 17, 1998 (date of inception) to December 31,
	2006	2005	2006

Development contract revenue	$200,000	$19,689	$1,158,201

Cost of development contract revenue	—	9,844	456,648

Gross margin	200,000	9,845	701,553

Selling, general and administrative expenses	3,509,163	2,331,743	10,389,920
Research and development	2,867,937	2,758,739	9,829,123

Operating loss	(6,177,100)	(5,080,637)	(19,517,490)

Other income (expense)
Net decrease in fair value of derivatives	462,159	—	462,159
Other income	—	—	886,886
Debt issuance expense	(50,157)	—	(550,157)
Interest income (expense), net	(720,520)	113,847	(1,509,801)

Net loss	$(6,485,618)	$(4,966,790)	$(20,228,403)

Preferred stock dividends	(497,928)	(773,727)	(1,307,370)
Net loss attributable to common shareholders	$(6,983,546)	$(5,740,517)	$(21,535,773)

Per share information
Net loss – basic and diluted	$(0.40)	$(0.39)	$(2.87)
Preferred stock dividends	(0.04)	(0.06)	(0.19)
Net loss attributable to common shareholders – basic and diluted	$(0.44)	$(0.45)	$(3.06)

Weighted average number of basic and diluted common shares outstanding	16,032,591	12,854,968	7,047,713

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Series A						Accumulated
	Preferred Stock						Deficit	Total
	Number		Common Stock		Additional	Deferred	During	Shareholders’
	of		Number of		Paid-In	Stock-Based	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	(Deficit)
Founder shares issued at inception at February 17, 1998	—	$—	4,500,000	$4,500	$(500)	$—	$—	$4,000
Stock issued during 1999 (prices ranging from $0.50 - $0.62 per share)	—	—	180,000	180	183,820	—	—	184,000
Stock issued during 2000 (prices ranging from $11.34 - $17.00 per share)	—	—	63,750	64	956,186	—	—	956,250
Stock issued during 2001 (prices ranging from $10.00 - $17.00 per share)	—	—	28,176	28	404,227	—	—	404,255
Stock issued during 2002 (prices ranging from $2.00 - $10.00 per share)	—	—	157,327	157	353,783	—	—	353,940
Deferral of stock-based compensation	—	—	—	—	1,100,000	(1,100,000)	—	—
Amortization of stock-based compensation	—	—	—	—	—	206,250	—	206,250
Net loss	—	—	—	—	—	—	(3,968,540)	(3,968,540)
Balance, December 31, 2002	—	$—	4,929,253	$4,929	$2,997,516	$(893,750)	$(3,968,540)	$(1,859,845)
Stock issued during 2003 (prices ranging from $1.00 - $2.00 per share)	—	—	210,827	211	263,943	—	—	264,154
Amortization of stock-based compensation	—	—	—	—	—	275,000	—	275,000
Warrants issued	—	—	—	—	500,000	—	—	500,000
Net loss	—	—	—	—	—	—	(2,492,123)	(2,492,123)
Balance, December 31, 2003	—	$—	5,140,080	$5,140	$3,761,459	$(618,750)	$(6,460,663)	$(3,312,814)
Issuance of common stock for services	—	—	738,309	738	316,975	—	—	317,713
Conversion of note payable for common stock	—	—	51,008	51	95,052	—	—	95,103
Exercise of stock options	—	—	1,490,000	1,490	28,310	—	—	29,800
Exercise of warrants	—	—	512,500	513	34,487	—	—	35,000
Amortization of stock-based compensation	—	—	—	—	—	618,750	—	618,750
Conversion of bridge loans	256,643	257	850,625	851	1,834,242	—	—	1,835,350
Issuance of preferred stock	2,565,000	2,565	—	—	7,646,765	—	—	7,649,330
Issuance of common stock for net assets of REFL	—	—	1,100,808	1,101	(1,101)	—	—	—
Issuance of common stock for net assets of Gemini	—	—	2,917,250	2,917	26,255	—	—	29,172
Net loss	—	—	—	—	—	—	(2,315,332)	(2,315,332)
Balance, December 31, 2004	2,821,643	$2,822	12,800,580	$12,801	$13,742,444	$—	$(8,775,995)	$4,982,072
Issuance of preferred stock	930,000	930	—	—	2,798,370	—	—	2,799,300
Conversion of preferred stock into common stock and payment of preferred stock dividend	(1,222,499)	(1,223)	2,594,477	2,594	260,296	—	(261,667)	—
Issuance of preferred stock for dividends	156,507	157	—	—	547,618	—	(547,775)	—
Net loss	—	—	—	—	—	—	(4,966,790)	(4,966,790)
Balance, December 31, 2005	2,685,651	$2,686	15,395,057	$15,395	$17,348,728	$—	$(14,552,227)	$2,814,582
Conversion of preferred stock into common stock and payment of preferred stock dividend	(450,317)	(451)	916,916	917	28,039	—	(28,505)	—
Stock compensation expense	—	—	—	—	914,755	—	—	914,755
Issuance of warrants to placement agent	—	—	—	—	37,596	—	—	37,596
Issuance of preferred stock for dividends	134,117	134	—	—	469,289	—	(469,423)	—
Net loss	—	—	—	—	—	—	(6,485,618)	(6,485,618)
Balance, December 31, 2006	2,369,451	$2,369	16,311,973	$16,312	$18,798,407	$—	$(21,535,773)	$(2,718,685)

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31,		Cumulative Period from February 17, 1998 (date of inception) to December 31,
	2006	2005	2006
Cash flows from operating activities
Net loss	$(6,485,618)	$(4,966,790)	$(20,228,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest forgiven	—	—	(91,421)
Interest earned, but not received	6,297	(6,297)	—
Employee compensation notes payable forgiven	—	—	(795,465)
Depreciation and amortization	260,854	190,135	532,311
Stock issued for services	—	—	460,062
Stock compensation expense	914,755	—	914,755
Non-cash compensation expense	—	—	1,100,000
Amortization of debt issuance costs	50,157	—	550,157
Amortization of discounts on notes payable	525,059	—	525,059
Net decrease in fair value of derivatives	(462,157)	—	(462,157)
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(144,346)	1,198	(161,311)
(Increase) decrease in cash restricted for note payable and lease obligations	260,000	(300,000)	(40,000)
Increase in accounts payable	149,982	245,533	428,728
Increase (decrease) in accrued interest payable	—	(7,635)	180,943
Increase (decrease) in accrued expenses and other liabilities	657,188	(8,738)	1,463,465
Increase (decrease) in deferred revenue	(166,667)	—	33,333
Net cash used in operating activities	(4,434,496)	(4,852,594)	(15,589,944)

Cash flows from investing activities
Purchase of property and equipment	(48,187)	(1,018,191)	(1,133,738)
Proceeds from the sale of property and equipment	—	—	27,792
Purchases of patents, trademarks and organization costs	—	—	(67,748)
Net cash used in investing activities	(48,187)	(1,018,191)	(1,173,694)

Cash flows from financing activities
Proceeds from notes payable to related party	—	—	115,103
Payments on notes payable to related party	(39,761)	(104,567)	(164,328)
Proceeds from convertible notes payable	—	—	3,390,000
Payments on convertible notes payable	—	—	(1,470,672)
Net proceeds from notes payable	2,176,651	161,796	2,338,447
Issuance of warrants to placement agent	37,596	—	37,596
Proceeds from the issuance of preferred stock, net	—	2,799,300	10,448,630
Proceeds from the issuance of common stock, net	—	—	2,089,050
Net cash provided by financing activities	2,174,486	2,856,529	16,783,826

Net increase (decrease) in cash and cash equivalents	(2,308,197)	(3,014,256)	20,188
Cash and cash equivalents, beginning of period	2,328,385	5,342,641	—
Cash and cash equivalents, end of period	$20,188	$2,328,385	$20,188

Supplemental disclosures of cash flow information:
Cash paid for interest	$84,300	$19,808	$826,293
Debt issuance cost for warrant issued	$—	$—	$500,000
Preferred stock dividend paid with preferred and common stock	$497,928	$773,727	$1,307,370
Conversion of notes payable for preferred stock	$—	$—	$898,250
Conversion of notes payable for common stock	$—	$—	$980,103
Stock issued for services	$—	$—	$1,560,062
Stock issued for interest	$—	$—	$81,272

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

Uni-Pixel is a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. As of December 31, 2006, we had accumulated a total deficit of $21.5 million from operations in pursuit of this objective.

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

Our strategy is to develop further our proprietary TMOS technology to the point of initially manufacturing small volumes of high performance displays for military applications.  We intend to utilize contract manufacturing for product fabrication to augment our internal capabilities in the short term.  We also plan to enter into joint ventures in certain vertical market segments to exploit the existing manufacturing and distribution channels of our targeted partners.  We further plan to license our technology to display manufacturers for use in applications such as mobile phones, digital cameras, laptop computers, and other consumer electronic devices. Through our internal research and development efforts we have established a portfolio of TMOS-related patents and patent applications and other intellectual property rights that support these joint venture and licensing strategies.  We currently have nine issued patents and forty pending patent applications worldwide and contemplate obtaining exclusive field-of-use licenses, with the right to sublicense, to complementary technologies from targeted strategic partners and U.S. national laboratories.

Through December 31, 2006, we have been primarily engaged in developing our initial product technology, recruiting personnel, commencing our U.S. operations and raising capital. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2007. We will finance our operations primarily through our existing cash and possible future financing transactions.

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

As of December 31, 2006, we had cash and cash equivalents of $20,188.  We believe that our existing capital resources are adequate to finance our operations until February 2007.  However, our long-term viability is dependent upon successful operation of our business, our ability to develop our manufacturing process, the development of our products and our ability to raise additional debt and equity to meet our business objectives.

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

Note 2 -                  Liquidity

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

On February 13, 2007, the Company raised $12 million in a private placement of its Series B Convertible Preferred Stock (see Note 9) which management believes will enable the Company to continue operations for at least the next eighteen months.

Note 3 -                  Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, deferred taxes, and the provision for and disclosure of litigation and loss contingencies, derivative liabilities and stock based compensation. Actual results may differ materially from those estimates.

Statement of cash flows

For purposes of the statements of cash flows, we consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks. The amounts held in these banks exceed the insured limit of $100,000 from time to time and exceeded that balance at December 31, 2006 and December 31, 2005 by $7,411 and $2,062,767, respectively.  The terms of these deposits are on demand to minimize risk.  We have not incurred losses related to these deposits.

Restricted cash

As of December 31, 2006 and December 31, 2005, we had restricted cash of $40,000 and $300,000, respectively.  Of these amounts, $40,000 and $80,000, respectively, secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas at both December 31, 2006 and December 31, 2005.  The remaining $220,000 at December 31, 2005 collateralized a long-term note payable for the purchase of measurement equipment.  The restricted cash has been segregated into current and long-term classifications based on its anticipated liquidation.

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

We utilize the Black-Scholes option-pricing model to determine the fair value of our freestanding derivative instruments. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments’ expected remaining life. We also determined a fair value for our various embedded derivatives within our $1.5 million and $0.9 million convertible notes by using a layered discounted probability-weighted cash flow model.  The assumptions used in both modeling techniques required significant management judgment and estimates of future fluctuation in stock price as well as changes in future interest rates. The reader should reference Note 5 for further details in regards to our derivative liabilities.

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

Revenue from development contracts are recognized when the contract is completed and collectibility is reasonably assured.  Deferred revenue on these contracts of $33,333 and $200,000 at December 31, 2006 and December 31, 2005, respectively, consists of a development contract to produce and deliver a prototype device.   During the first quarter ended March 31, 2006, the Company fulfilled its obligation with a customer in providing a product prototype, and has released deferred income of $200,000 into earned revenues during the period.  The costs incurred with this prototype were incurred in prior periods as a component of research and development expenses.

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

The following table presents information on net loss and diluted loss per share for the year ended December 31, 2006 determined in accordance with SFAS No. 123(R), compared to the pro forma information determined under SFAS No. 123 for the year ended December 31, 2005:

	Year Ended December 31,
	2006	2005

Net loss attributable to common shareholders – as reported	$(6,983,546)	$(5,740,517)
Add: stock–based compensation	NA	—
Less: stock–based employee compensation expense determined under fair value based method for all awards granted to employees and directors, net of related tax effect of $0	NA	(540,806)
Net loss – pro forma	$(6,983,546)	$(6,281,323)

Net loss per share attributable to common shareholders – as reported
Basic and diluted	$(0.44)	$(0.45)
Net loss per share attributable to common shareholders – pro forma
Basic and diluted	$(0.44)	$(0.49)

As required under SFAS 123 and SFAS 148, the pro forma effects of stock-based compensation on net loss per share have been estimated at the date of grant using the Black Scholes option-pricing model based on the following weighted average assumptions:

	Year ended December 31 2006	Year ended December 31, 2005
Expected life (years)	5 years	5 years
Interest rate	4%	4%
Dividend yield	—	—
Volatility	63.74%	40.05%

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

No benefit has been recognized on the net loss as the realization of the net operating loss carryforward cannot be reasonably assured.

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

At December 31, 2006, options and warrants to purchase 6,404,567 shares of common stock at exercise prices ranging from $1.25 to $2.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

Fair Value of Financial Instruments

Our financial instruments consist of accounts receivable, accounts payable, notes payable, and derivative liabilities. The fair values of our accounts receivable, accounts payable and note payable, in our opinion, reflect their respective carrying amounts.

Recent accounting pronouncements

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company must adopt FIN 48 in the first quarter of fiscal 2007, and management currently does not expect the impact to be material to its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. The Company must adopt FAS 157 in fiscal 2008, and management currently does not expect the impact to be material to its consolidated financial statements.

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

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). The statement requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity”.

In December 2006, the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

The Company intends to adopt FSP EITF 00-19-2 beginning in 2007. The adoption of this FSP will not have a material effect upon the Company’s financial statements.

Note 4 – Property and Equipment

A summary of the components of property and equipment at December 31:

	Estimated Useful Lives	2006	2005
Research and development equipment	3 to 5 years	$715,712	$698,452
Leasehold improvements	5 years	210,086	186,708
Computer equipment	5 years	86,485	86,485
Office equipment	3 to 5 years	73,575	66,025
Automobile	5 years	20,091	20,091
		1,105,949	1,057,761
Accumulated depreciation		(464,564)	(203,709)
Property and equipment, net		$641,385	$854,052

Depreciation and amortization expense of property and equipment, organizational and patent costs for the years ended December 31, 2006 and 2005 and the period from inception through December 31, 2006 was $0.3 million, $0.2 million, and $0.5 million, respectively.

Note 5 – Notes Payable

Note payables consist of the following:

	December 31, 2006	December 31, 2005
Unsecured note payable	$—	$39,761
Vehicle secured note payable	13,477	17,166
Equipment secured note payable	—	144,629
Secured convertible note payable	1,500,000	—
Unsecured convertible note payable	900,000	—

Notional balances	2,413,477	201,556
Less: unamortized discount	955,419	—
Less: current portion	1,448,571	144,019
Notes payable, long-term portion	$9,487	$57,537

During 2004, the Company entered into an unsecured note payable agreement with a third party with an original balance of $150,000, that is repayable in monthly installments of principal and interest of $6,922 at 10.00% per annum and matures July 2006. This note payable had an outstanding balance of $0 at December 31, 2006 and $39,761 at December 31, 2005.

During 2005, the Company entered into a note payable agreement to purchase a vehicle with an original balance of $20,092, that is repayable in monthly installments of principal and interest of $391 at 6.31% per annum and matures March 2010.  This note payable had an outstanding balance of $13,477 at December 31, 2006 and $17,166 at December 31, 2005.

During 2005, the Company entered into a note payable agreement to purchase measurement equipment with an original balance of $200,000, that is repayable in monthly installments of principal and interest of $8,979 at 7.27% per annum and matures May 2007.  This note payable had an outstanding balance of $0 at December 31, 2006 and $144,629 at December 31, 2005 and was secured by the related measurement equipment and a long-term certificate of deposit.

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

Events of default under the Convertible Note include, among other provisions, bankruptcy, material adverse event, breach of Covenant, and change in control, whereby upon occurrence, Trident Growth Fund, L.P. and CapSource Fund, L.P. may demand immediate repayment of the Convertible Note and accrued interest. Following the occurrence and during the continuance of an Event of Default, Trident Growth Fund, L.P. and CapSource Fund, L.P., at their option, may demand repayment in full of all obligations and liabilities owing by Uni-Pixel, Inc. The default payment shall be 100% of the outstanding principal amount of the Convertible Note. Additionally, Uni-Pixel, Inc. must pay additional interest on the Convertible Note equal to 6% per month on all outstanding amounts until the events of default are cured or waived.  On September 9, 2006, Trident Growth Fund, L.P and CapSource Fund, L.P. agreed to waive compliance of Section 6(m) of the Convertible Note, provided, however, that such waiver is only temporary and shall expire on December 31, 2006 at which time Uni-Pixel must be in compliance with such provision.  If Uni-Pixel fails to comply with such provision on or by December 31, 2006, Trident Growth Fund, L.P and CapSource Fund, L.P. shall have the right to declare the Convertible Note in default.  As a result of this Waiver, Uni-Pixel, Inc. fixed the total number of warrants to be issued to Trident Growth Fund, L.P. and CapSource Fund, L.P. at 1,500,000 warrants.  Effective September 9, 2006, the Common Stock Purchase Warrants may be exercised at any time within 5 years at a price equal to the lesser of (a) $1.25 per shares or (b) 100% of the average price per share of the Common Stock and Common Stock Equivalents sold to any Person in the first Qualifying Transaction to be consummated following the Initial Exercise Date, as defined in the Common Stock Purchase Warrants.  Further, in consideration to induce Trident Growth Fund, L.P and CapSource Fund, L.P. to grant the Waiver, Uni-Pixel agreed to pay Trident Growth Fund, L.P and CapSource Fund, L.P. an amount equal to $37,500 each, such amount being due and payable on the earlier to occur of December 31, 2006, the Maturity Date of the Convertible Note, or the date upon which the loan is otherwise repaid in full.  On December 31, 2006, Trident Growth Fund, L.P and CapSource Fund, L.P. agreed to waive compliance of Section 6(m) of the Convertible Note, provided, however, that such waiver is only temporary and shall expire on February 28, 2007 at which time Uni-Pixel must be in compliance with such provision.  If Uni-Pixel fails to comply with such provision on or by February 28, 2007, Trident Growth Fund, L.P and CapSource Fund, L.P. shall have the right to declare the Convertible Note in default.  In consideration to induce Trident Growth Fund, L.P and CapSource Fund, L.P. to grant the Waiver, Uni-Pixel agreed to pay Trident Growth Fund, L.P and CapSource Fund, L.P. an amount equal to $50,000 each, such amount being due and payable on the earlier to occur of February 28, 2007, the Maturity Date of the Convertible Note, or the date upon which the loan is otherwise repaid in full.  The Convertible Note was paid in full in February 2007.

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

Common stock purchase warrants-

In connection with the Securities Purchase Agreement, both Trident Growth Fund, L.P. and CapSource Fund, L.P. received Common Stock Purchase Warrants (“Warrant”) to purchase a number of shares of our Common Stock subject to adjustments as follows: 750,000 divided by the lesser of (a) $1.75 per share or (b) 70% of the average price per share of the Common Stock and Common Stock Equivalents sold to any Person in the first Qualifying Transaction to be consummated following the Original Issue Date, all as defined in the Common Stock Purchase Warrants.  The Common Stock Purchase Warrants may be exercised at any time within 5 years at a price equal to the lesser of (a) $1.75 per share or (b) 90% of the average price per share of the Common Stock and Common Stock Equivalents sold to any Person in the first Qualifying Transaction to be consummated following the Initial Exercise Date, as defined in the Common Stock Purchase Warrants.  In September 2006, the total number of warrants to be issued to Trident Growth Fund, L.P. and CapSource Fund, L.P. was fixed at 1,500,000 warrants.  However, the Company believes that the ultimate amount of warrants was negotiable until the $12 million placement was complete in February 2007.  As such, the Company has continued to classify the warrants as derivative liabilities at December 31, 2006.  Effective February 13, 2007, the Company expects to reclassify the derivative liabilities for warrants to additional paid in capital.  Effective in September 2006, the Common Stock Purchase Warrants may be exercised at any time within 5 years at a price equal to the lesser of (a) $1.25 per shares or (b) 100% of the average price per share of the Common Stock and Common Stock Equivalents sold to any Person in the first Qualifying Transaction to be consummated following the Initial Exercise Date, as defined in the Common Stock Purchase Warrants.

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

The components of Notes payable at inception and at December 31, 2006 are as follows:

Convertible Note at Inception (May 24, 2006) -

As a result of these contract provisions, the Convertible Note balance at Inception (May 24, 2006) was adjusted as follows:

Notional balance of Convertible Note at May 24, 2006	$1,500,000
Adjustments:
Discount for derivative liability - Warrant	(1,298,031)
Discount for deferred loan costs paid to Trident and CapSource on Convertible Note	(75,000)

Convertible Note balance, net of unamortized discount at May 24, 2006	$126,969

Convertible Note at December 31, 2006 -

The Convertible Note balance on the consolidated balance sheet as of December 31, 2006 is comprised of the following:

Notional balance of Convertible Note at December 31, 2006	$1,500,000
Adjustments:
Unamortized discount	(876,896)

Convertible Note balance, net of unamortized discount at December 31, 2006	$623,104

Change in unamortized discount and loan costs of Notes payable -

For the year ended December 31, 2006, the discount on Notes payable changed for amortization of discounts for derivative liabilities related to the Convertible Note and Warrant and for amortization of loan costs paid to the lender in connection with the Convertible Note. The total discount on Notes payable changed from $1,373,031 at inception to $876,896 at December 31, 2006.

Accretion of unamortized discount to Convertible Note for derivative liabilities for Warrant	$(451,175)
Amortization of unamortized discount of loan costs	(44,960)

Total change in discount on Notes Payable for the period from Note inception through December 31, 2006	$(496,135)

The following assumptions were used in the preparation of the Warrant valuations at inception (May 24, 2006) and December 31, 2006:

Black-Scholes Methodology:

	Inception	December 31, 2006
Assumptions	Warrant	Warrant

Dividend yield	0.00%	0.00%
Risk-free interest rate	4.93%	5.10%
Volatility	63.74%	63.74%
Expected Term	5.00 years	4.39 years

Change in fair value of derivatives instruments-

The net decrease in derivative liability for the Warrant (marked-to-market) of $439,864 for the year ended December 31, 2006, has been recorded under Other income in the accompanying consolidated statements of operations.

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

Unsecured convertible note -

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

The Unsecured Convertible Note is a hybrid instrument which contains both freestanding derivative financial instruments and an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instrument includes the investor’s warrants, which were valued individually, and totaled $107,416 at inception on September 12, 2006. The Company identified an embedded derivative feature related to the conversion price within the Unsecured Convertible Note. However, its fair market value is insignificant at inception.

Uni-Pixel, Inc. also incurred closing costs of $85,000 in connection with the closing of the Unsecured Convertible Note.  Net fees and costs to non-lenders in the amount of $85,000 were capitalized as deferred loan costs at inception on September 12, 2006, and shall be recognized over the life of the Unsecured Convertible Note, or 12 months, by using the effective interest method.

Common stock purchase warrants-

In connection with the Securities Purchase Agreement, the investors received Common Stock Purchase Warrants (“Warrant”) to purchase 144,000 shares of our Common Stock at $1.25.

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

The components of Notes payable at inception and at December 31, 2006 are as follows:

Unsecured Convertible Note at Inception (September 12, 2006) -

As a result of these contract provisions, the Unsecured Convertible Note balance at Inception (September 12, 2006) was adjusted as follows:

Notional balance of Unsecured Convertible Note at September 12, 2006	$900,000
Adjustments:
Discount for derivative liability - Warrant	(107,416)

Unsecured Convertible Note balance, net of unamortized discount at September 12, 2006	$792,584

Unsecured Convertible Note at December 31, 2006 -

The Unsecured Convertible Note balance on the consolidated balance sheet as of December 31, 2006 is comprised of the following:

Notional balance of Unsecured Convertible Note at December 31, 2006	$900,000
Adjustments:
Unamortized discount	(78,493)

Unsecured Convertible Note balance, net of unamortized discount at December 31, 2006	$821,507

Change in unamortized discount and loan costs of Notes payable -

For the year ended December 31, 2006, the discount on Notes payable changed for amortization of discounts for derivative liabilities related to the Unsecured Convertible Note and Warrant and for amortization of loan costs paid in connection with both the Unsecured Convertible Note. The total discount on Notes payable changed from $107,416 at inception to $78,493 at December 31, 2006.

Accretion of unamortized discount to Unsecured Convertible Note for derivative liabilities for Warrant	$(28,923)
Total change in discount on Notes Payable during year ended December 31, 2006	$(28,923)

The following assumptions were used in the preparation of the Warrant valuations at Inception (September 12, 2006) and December 31, 2006:

Black-Scholes Methodology:

	Inception	December 31, 2006
Assumptions	Warrant	Warrant
Dividend yield	0.00%	0.00%
Risk-free interest rate	5.10%	5.10%
Volatility	63.74%	63.74%
Expected Term	5.00 years	4.70 years

Change in fair value of derivatives instruments-

The net decrease in derivative liability for the Warrant (fair value) of $22,295 for the year ended December 31, 2006, has been recorded under Other income in the accompanying consolidated statements of operations.

The value of this derivative liability is subject to the changes in the trading value of the Company’s common stock. As a result, our financial statements may fluctuate from quarter to quarter based on factors, such as the trading value of our common stock and the amount of shares which may be the various investors in connection with the Unsecured Convertible Note or exercised in connection with the Warrants.  Consequently, our consolidated financial position and results of operations may vary significantly from quarter to quarter, based on factors other than our revenues and expenses.

Future payments under outstanding notes payable as of December 31, 2006 are as follows:

Year ended December 31:
2007	$2,403,960
2008	4,218
2009	4,492
2010	777
2011	—
Thereafter	—
$2,413,447

Note 6 – Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This Statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has a net operating loss for financial accounting purposes of approximately $18.3 million and $11.8 million at December 31, 2006 and 2005, respectively. The Company has a potential deferred tax asset of approximately $6.4 million as a result of this net operating loss carry forward. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the

Company attaining future taxable income during periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets. The valuation allowance increased by approximately $2.3 million and $1.4 million for the years ended December 31, 2006 and 2005, respectively.

The net operating loss carryforward will begin to expire in 2015, if not utilized. The Internal Revenue Code Section 382 limits net operating loss and tax credit carryforwards when an ownership change of more than fifty percent of the value of the stock in a loss corporation occurs within a three-year period. This change occurred during the year ended December 31, 2004. It is possible that additional changes in control may result in additional Section 382 limits.  Accordingly, the ability to utilize remaining net operating loss and tax credit carryforwards has been significantly restricted with the recent equity transactions.

Note 7 – Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facility in The Woodlands, Texas, under a third party non-cancelable operating lease through 2010. Future minimum lease commitments are as follows as of December 31, 2006:

Year Ending December 31
2007	$200,000
2008	203,000
2009	206,000
2010	192,000
2011	—
Thereafter	—
Total	$801,000

This lease provides the Company with one 5-year renewal option.

Rent expense for 2006 and 2005 was $201,000 and $193,000, respectively.

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

Employment agreements

The Company has entered into employment agreements with Frank DeLape, Reed Killion and James Tassone.

Mr. DeLape, Chairman of the Board, entered into an employment agreement dated March 5, 2005, with an initial term ending December 31, 2008, and providing for a base annual salary of $250,000, subject to the right of the Board of Directors to increase his salary from time to time. Mr. DeLape’s base annual salary shall automatically be raised to $350,000 on the date the company raises or acquired cumulative equity or licensing arrangements of $20 Million.  Upon receipt of the $12,000,000 Preferred B Series financing on February 13, 2007, cumulative equity exceeded $20 Million, thus enacting this clause in Mr. Delape’s contract. Mr. DeLape is entitled to receive an annual bonus in an amount to be determined by the Board of Directors. If Mr. DeLape’s performance satisfies criteria to be established by the Board of Directors, his target bonus will be 45% of his annual salary with a minimum of 25% of his current base salary. The agreement also provides that Mr. DeLape will receive employee stock options to purchase 600,000 shares of common stock at an exercise price of $4.00 per share.  The option has a term of ten years and will vest and become exercisable ratably over 46 months beginning on March 31, 2005.  The agreement also provides Mr. DeLape with disability and life insurance benefits, a car allowance and wireless communications benefits. Mr. DeLape’s employment may be terminated at any time, provided that if his employment is terminated without “Cause,” or if he terminates his employment for “Good Reason,” as those terms are defined in the agreement, he will be entitled to receive a severance payment equal to the greater of (i) the salary payable over the remaining term of his agreement or (ii) twenty four months salary, as well as a bonus computed on the basis of the greater of (a) the amount determined under the agreement by the Board of Directors; or (b) $70,000.

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

As of December 31, 2006, there was a $366,500 bonus accrual for Mr. DeLape, Mr. Killion and Mr. Tassone.

Note 8 -  Equity, Stock Plan and Warrants

Equity instruments issued to non-employees

From time to time, in order to preserve cash and to fund our operating activities, common stock or other equity instruments may be issued for cash or in exchange for goods or services. Equity instruments issued for goods or services are recorded at the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measurable.  During the years ended December 31, 2006 and December 31, 2005, we did not issue equity instruments to non-employees for services.  On September 5, 2006, the Board of Directors of Uni-Pixel, Inc., reduced the exercise price of 1,660,000 stock options issued to eight employees, with an exercise price of $4.00 per share to an exercise price of $2.00 per share.

Common Stock

During the year ended December 31, 2006, (1) we issued no shares of common stock for cash in connection with the exercise of stock options; (2) issued no shares of common stock in exchange for cashless exercise of warrants; and (3) issued 916,916 shares of common stock in connection with the conversion of 450,317 shares of Series A Preferred Stock and accrued dividends.

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

During the year ended December 31, 2006, the Company issued an additional 134,117 shares of Series A Preferred Stock in lieu of cash for payment of accrued dividends on the Series A Preferred Stock totaling $469,410.  We also paid $28,494 in Preferred Stock accrued dividends through the issuance of 16,282 common shares during 2006.

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

In the first quarter of 2006, we did not grant any options.  In the second quarter of 2006, we granted a total of 10,000 options to purchase our common stock with an exercise price of $1.90 per share to one employee under the Stock Incentive Plan.   The options vest over periods of 36 months from the date of grant.  In the third quarter of 2006, a total of 145,000 stock options with an exercise price of $4.00 per share to four employees were forfeited.  In the fourth quarter of 2006, a total of 8,333 stock options with an exercise price of $2.00 per share to two employees were forfeited.

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

On October 1, 2006, we granted a total of 1,000,000 options to purchase our common stock with an exercise price of $1.25 per share to Mr. Carl Yankowski.  1,000,000 of these options vest upon the occurrence of any of the following events: (i) by no later than January 1, 2010, upon the closing of the sale of substantially all of the assets of Uni-Pixel or the reorganization, consolidation, merger, dissolution or liquidation of Uni-Pixel; provided that the event results in the payment or distribution of consideration valued in good faith by the Uni-Pixel Board of Directors at $15 per share (on a fully diluted basis) or more; (ii) by no later than January 1, 2010, upon the closing of a tender offer or exchange offer to purchase 50% or more of the issued and outstanding shares of Uni-Pixel common stock at a price per share valued in good faith by the Uni-Pixel Board of Directors at $15 per share (on a fully diluted basis) or more; or (iii) by no later than January 1, 2010, upon the common stock of Uni-Pixel, Inc. trading at $15 per share or more for 60 (or more) consecutive days and having a daily trading volume of 200,000 shares or more for 60 (or more) consecutive days. If (i), (ii) or (iii), as detailed above, do not occur on or before January 1, 2010, this Option will be cancelled in full.  If Mr. Yankowski does not become Chief Executive Officer of Uni-Pixel, Inc. by January 31, 2007, this Option will be cancelled in full.  These options were cancelled on February 1, 2007 as Mr. Yankowski did not become Chief Executive Officer of Uni-Pixel, Inc. by January 31, 2007.

Summary Stock Option and Warrant Information

Information regarding the options and warrants granted in 2006 and 2005 is as follows:

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2006	2005	2006	2005
Outstanding, beginning of year	1,805,000	—	1,048,500	769,500
Granted	2,010,000	1,805,000	1,694,400	279,000
Exercised	—	—	—	—
Expired or cancelled	153,333	—	—	—

Outstanding, end of year	3,661,667	1,805,000	2,742,900	1,048,500

Exercisable, end of year	671,958	130,435	2,742,900	1,048,500

Available for grant, end of year	338,333	195,000

The weighted average option and warrant exercise price information for 2006 and 2005 is as follows (On September 5, 2006, the Board of Directors of Uni-Pixel, Inc., reduced the exercise price of 1,660,000 stock options issued to eight employees, with an exercise price of $4.00 per share to an exercise price of $2.00 per share.):

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2006	2005	2006	2005
Outstanding, beginning of year	$4.00	$—	$1.75	$1.75
Granted during the year	$1.25	$4.00	$1.25	$1.75
Exercised during the year	$—	$—	$—	$—
Expired or cancelled during the year	$3.57	$—	$—	$—
Outstanding at end of year	$1.59	$4.00	$1.44	$1.75
Exercisable at end of year	$2.00	$4.00	$1.44	$1.75

Significant option and warrant groups outstanding at December 31, 2006, and related weighted average exercise price and life information is as follows:

Grant date	Options Outstanding	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
December 9, 2004	—	769,500	769,500	$1.75	2.91
January 10, 2005	—	168,750	168,750	$1.75	3.00
January 26, 2005	—	110,250	110,250	$1.75	3.08
March 5, 2005	600,000	—	286,957	$2.00	8.17
March 5, 2005	450,000	—	150,000	$2.00	8.17
April 19, 2005	600,000	—	233,334	$2.00	8.33
November 15, 2005	1,667	—	1,667	$2.00	8.83
May 23, 2006	1,000,000	—	—	$1.25	9.58
May 24, 2006	—	1,500,000	1,500,000	$1.25	4.58
June 15, 2006	10,000	—	—	$1.90	9.50
September 12, 2006	—	194,400	194,400	$1.25	4.67
October 1, 2006	1,000,000	—	—	$1.25	9.75

Total	3,661,667	2,742,900	3,414,858

Note 9 - Subsequent Events

Amendment to Certificate of Incorporation

Effective February 1, 2007, we further amended our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of capital stock to 110,000,000, consisting of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Financing

On February 13, 2007, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio Ltd., Tudor Proprietary Trading, L.L.C. and The Altar Rock Fund L.P. (collectively, the “Purchasers”) pursuant to which we sold on that date in a private placement to the Purchasers (a) 3,200,000 authorized but unissued shares of the Company’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (b) warrants (the “Warrants”) to purchase, in aggregate, up to 6,839,279 shares at $1.24 per share, of the Company’s common stock, par value $0.001, for an aggregate purchase price of $12,000,000.  The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants of $4,609,790, which was credited to additional paid-in capital in the first quarter of 2007.

In connection with the Purchase Agreement, the Company and the Purchasers also entered into an Investors’ Rights Agreement dated as of February 13, 2007 (the “Investors’ Rights Agreement”), pursuant to which the Company granted to the Purchasers certain rights with respect to the Series B Preferred Stock and the Warrants sold (including the shares of common stock issuable upon exercise of the Warrants) under the Purchase Agreement.

Subsequent to the $12 million financing, we paid approximately $2.8 million to repay existing notes payable and related accrued interest.

Consulting Agreement

Effective January 15, 2007, we have requested and Lusierna Asset Management, Ltd. (the “Consultant”) has agreed to provide consulting and advisory services to us pursuant to and in accordance with our request, including but not limited to, advice regarding corporate structuring, the identification of potential candidates for our board of directors and transaction structuring.  In consideration of the consulting services, at the time of, and subject to, the closing of no less than gross proceeds of $12,000,000 from the sale of the Company’s services in a private placement, (the “Offering Threshold Closing”), we shall (i) issue to the Consultant, simultaneously with the Offering Threshold Closing, initial closing, a three year warrant to purchase 750,000 shares (the “Option Shares”) of our common stock, at an exercise price of $1.10 per Option Share, with a cashless exercise provision and no anti-dilution adjustment, and (ii) pay to the Consultant a fee of $480,000.  The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants of $294,052.

Investor Relations

Effective February 13, 2007 we entered into an Investor Relations Agreement with Lusierna Asset Management, Ltd. (the “Consultant”) and the Agreement terminates on the date twelve (12) months from the Commencement Date, subject to earlier termination.  During the term of this Agreement, the Consultant shall provide public and investor relations services (collectively, the “Services”) to us, to result in improved investor recognition of Uni-Pixel, Inc., a broader following by analysts and institutions and providing directly, or managing the delivery of, a wide range of services, including, but not limited to:

•                  Proactive marketing of the Company directly to security analysts, stockbrokers and portfolio managers and investors.

•                  Assisting the Company in gaining media coverage both locally and nationally.

•                  Assisting in the preparation of press releases, including monitoring wire service coverage of the Company for accuracy and pickup.

•                  Preparing presentations relating to the Company for meetings with analysts, registered representatives and portfolio managers, other large investors, and sponsored forums.

•                  Assisting in preparing information kits about the Company in response to press and/or investor inquiries.

•                  Providing such other services and assistance as Consultant and the Company shall deem necessary or appropriate to enhance the Company’s business.

The Consultant shall receive $10,000 per month payable monthly on the tenth (10th) day of each month, commencing on the tenth (10th) day of the month following the month in which the Commencement Date occurs and a three (3) year warrant (the “Warrant”) to purchase 300,000 shares of restricted Uni-Pixel, Inc. common stock at an exercise price of $1.10 per share, with a cashless exercise provision and no anti-dilution adjustment. The Warrant shall vest in twelve (12) monthly installments on the tenth (10th) day of each month, commencing in the First Payment Month. The initial payment shall be for 75,000 shares, with the remaining 225,000 shares equally divided into the remaining eleven (11) installments.  The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants of $117,621.

Other Stock Options

On February 1, 2007, the 1,000,000 options with an exercise price of $1.25 per share granted to Mr. Carl Yankowski on October 1, 2006, were cancelled as Mr. Yankowski did not become Chief Executive Officer of Uni-Pixel, Inc. by January 31, 2007.

On February 13, 2007, the 1,000,000 options with an exercise price of $1.25 per share granted to Mr. Carl Yankowski on May 23, 2006 have all vested due to the Company completion of an equity financing of $10 million or more.  The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants of $726,241.