Form 10QSB
period 2007-03-31
Uni-Pixel
filed 2007-05-14
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

COMMISSION FILE NUMBER: 0-49737

UNI-PIXEL, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	75-2926437
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

As of May 1, 2007, the issuer had 18,190,812 shares of issued and outstanding common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (Check One):   Yes ☐   No ☒

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets March 31, 2007 (unaudited) and December 31, 2006

Consolidated Statements of Operations Three months ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited) and cumulative period from inception to March 31, 2007 (unaudited)

Consolidated Statements of Shareholders’ Equity (Deficit) From inception to March 31, 2007 (unaudited)

Consolidated Statements of Cash Flows Three months ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited) and cumulative period from inception to March 31, 2007 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

Part II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 5.	Other Information

Item 6.	Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Uni-Pixel, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$7,078,097	$20,188
Current portion of restricted cash	5,123	5,123
Other receivable	25,845	—
Deferred loan costs, net	—	94,189
Prepaid expenses	16,965	16,965

Total current assets	7,126,030	136,465

Property and equipment, net of accumulated depreciation of $529,415 and $464,564, at March 31, 2007 and December 31, 2006, respectively	598,503	641,385
Restricted cash, less current portion	34,877	34,877

Total assets	$7,759,410	$812,727

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$265,633	$428,733
Accrued expenses	76,575	668,000
Deferred revenue	33,333	33,333
Derivative liabilities for Warrants	—	943,288
Current portion of notes payable, net of unamortized discounts of $0 and $955,419 at March 31, 2007 and December 31, 2006, respectively	4,021	1,448,571

Total current liabilities	379,562	3,521,925

Note payable, less current portion	8,457	9,487

Total liabilities	388,019	3,531,412

Commitments and contingencies (Note 4)	—	—

Redeemable convertible Series B Preferred stock, $0.001 par value; $3.75 liquidation preference; 3,200,000 shares authorized, 3,200,000 and 0 issued and outstanding at March 31, 2007 and December 31, 2006, respectively, less unamortized discount of $7,245,424 at March 31, 2007	4,754,576	—

Shareholders’ equity (deficit)
Series A Preferred stock, $0.001 par value; $3.50 liquidation preference; 4,500,000 shares authorized, 1,693,344 and 2,369,451 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	1,693	2,369
Common stock, $0.001 par value; 100,000,000 shares and 40,000,000 shares authorized at March 31, 2007 and December 31, 2006, respectively, 18,122,551 and 16,311,973 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	18,123	16,312
Additional paid-in capital	27,814,136	18,798,407
Accumulated deficit during development stage	(25,217,137)	(21,535,773)

Total shareholders’ equity (deficit)	2,616,815	(2,718,685)

Total liabilities and shareholders’ equity (deficit)	$7,759,410	$812,727

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Cumulative Period from February 17, 1998 (date of inception) to March 31,
	2007	2006	2007

Revenues
Development contract revenue	$—	$200,000	$1,158,201

Total revenues	—	200,000	1,158,201

Cost of revenues	—	—	456,648

Gross margin	—	200,000	701,553

Selling, general and administrative expenses	2,396,263	830,263	12,786,183
Research and development	491,238	1,080,112	10,320,361

Operating loss	(2,887,501)	(1,710,375)	(22,404,991)

Other income (expense)
Net decrease in fair value of derivative liability	382,920	—	845,079
Other income	—	—	886,886
Debt issuance expense	(94,189)	—	(644,346)
Interest income (expense), net	(1,051,250)	13,767	(2,561,051)

Net loss	$(3,650,020)	$(1,696,608)	$(23,878,423)

Preferred stock dividends	(454,332)	(132,040)	(1,761,702)
Net loss attributable to common shareholders	$(4,104,352)	$(1,828,648)	$(25,640,125)

Per share information
Net loss – basic and diluted	$(0.22)	$(0.11)	$(3.26)
Preferred stock dividends	(0.02)	(0.01)	(0.25)
Net loss attributable to common shareholders – basic and diluted	$(0.24)	$(0.12)	$(3.51)

Weighted average number of basic and diluted common shares outstanding	16,900,078	15,667,897	7,314,073

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (deficit)

	Series A						Accumulated
	Preferred Stock						Deficit	Total
	Number		Common Stock		Additional	Deferred	During	Shareholders’
	of		Number of		Paid-In	Stock-Based	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	(Deficit)
Founder shares issued at inception at February 17, 1998	—	$—	4,500,000	$4,500	$(500)	$—	$—	$4,000
Stock issued during 1999 (prices ranging from $0.50 - $0.62 per share)	—	—	180,000	180	183,820	—	—	184,000
Stock issued during 2000 (prices ranging from $11.34 - $17.00 per share)	—	—	63,750	64	956,186	—	—	956,250
Stock issued during 2001 (prices ranging from $10.00 - $17.00 per share)	—	—	28,176	28	404,227	—	—	404,255
Stock issued during 2002 (prices ranging from $2.00 - $10.00 per share)	—	—	157,327	157	353,783	—	—	353,940
Deferral of stock-based compensation	—	—	—	—	1,100,000	(1,100,000)	—	—
Amortization of stock-based compensation	—	—	—	—	—	206,250	—	206,250
Net loss	—	—	—	—	—	—	(3,968,540)	(3,968,540)
Balance, December 31, 2002	—	$—	4,929,253	$4,929	$2,997,516	$(893,750)	$(3,968,540)	$(1,859,845)
Stock issued during 2003 (prices ranging from $1.00 - $2.00 per share)	—	—	210,827	211	263,943	—	—	264,154
Amortization of stock-based compensation	—	—	—	—	—	275,000	—	275,000
Warrants issued	—	—	—	—	500,000	—	—	500,000
Net loss	—	—	—	—	—	—	(2,492,123)	(2,492,123)
Balance, December 31, 2003	—	$—	5,140,080	$5,140	$3,761,459	$(618,750)	$(6,460,663)	$(3,312,814)
Issuance of common stock for services	—	—	738,309	738	316,975	—	—	317,713
Conversion of note payable for common stock	—	—	51,008	51	95,052	—	—	95,103
Exercise of stock options	—	—	1,490,000	1,490	28,310	—	—	29,800
Exercise of warrants	—	—	512,500	513	34,487	—	—	35,000
Amortization of stock-based compensation	—	—	—	—	—	618,750	—	618,750
Conversion of bridge loans	256,643	257	850,625	851	1,834,242	—	—	1,835,350
Issuance of preferred stock	2,565,000	2,565	—	—	7,646,765	—	—	7,649,330
Issuance of common stock for net assets of REFL	—	—	1,100,808	1,101	(1,101)	—	—	—
Issuance of common stock for net assets of Gemini	—	—	2,917,250	2,917	26,255	—	—	29,172
Net loss	—	—	—	—	—	—	(2,315,332)	(2,315,332)
Balance, December 31, 2004	2,821,643	$2,822	12,800,580	$12,801	$13,742,444	$—	$(8,775,995)	$4,982,072
Issuance of preferred stock	930,000	930	—	—	2,798,370	—	—	2,799,300
Conversion of preferred stock into common stock and payment of preferred stock dividend	(1,222,499)	(1,223)	2,594,477	2,594	260,296	—	(261,667)	—
Issuance of preferred stock for dividends	156,507	157	—	—	547,618	—	(547,775)	—
Net loss	—	—	—	—	—	—	(4,966,790)	(4,966,790)
Balance, December 31, 2005	2,685,651	$2,686	15,395,057	$15,395	$17,348,728	$—	$(14,552,227)	$2,814,582
Conversion of preferred stock into common stock and payment of preferred stock dividend	(450,317)	(451)	916,916	917	28,039	—	(28,505)	—
Stock compensation expense	—	—	—	—	914,755	—	—	914,755
Issuance of warrants to placement agent	—	—	—	—	37,596	—	—	37,596
Issuance of preferred stock for dividends	134,117	134	—	—	469,289	—	(469,423)	—
Net loss	—	—	—	—	—	—	(6,485,618)	(6,485,618)
Balance, December 31, 2006	2,369,451	$2,369	16,311,973	$16,312	$18,798,407	$—	$(21,535,773)	$(2,718,685)
Conversion of preferred stock into common stock and payment of preferred stock dividend	(676,107)	(676)	1,810,578	1,811	30,209	—	(31,344)	—
Stock compensation expense	—	—	—	—	935,102	—	—	935,102
Issuance of warrants to consultants	—	—	—	—	244,626	—	—	244,626
Issuance of warrants to Series B Preferred Stock Investors	—	—	—	—	3,715,602	—	—	3,715,602
Intrinsic value of conversion option on Series B Preferred Stock	—	—	—	—	3,715,602	—	—	3,715,602
Amortization of discount of Series B Preferred Stock		—	—	—	(185,780)	—	—	(185,780)
Reclassification of derivative liabilities to equity	—	—	—	—	560,368	—	—	560,368
Net loss	—	—	—	—	—	—	(3,650,020)	(3,650,020)
Balance, March 31, 2007 (unaudited)	1,693,344	$1,693	18,122,551	$18,123	$27,814,136	$—	$(25,217,137)	$2,616,815

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			Cumulative Period
			from February 18,
			1998 (date of
	Three Months Ended		inception) to
	March 31,		March 31,
	2007	2006	2007
Cash flows from operating activities
Net loss	$(3,650,020)	$(1,696,608)	$(23,878,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest forgiven	—	—	(91,421)
Interest earned, but not received	—	(2,516)	—
Employee compensation notes payable forgiven	—	—	(795,465)
Depreciation and amortization	64,852	65,674	597,163
Stock issued for services	—	—	460,062
Stock compensation expense	935,102	192,063	1,849,857
Non-cash compensation expense	—	—	1,100,000
Amortization of debt issuance costs	94,189	—	644,346
Amortization of discounts on notes payable	955,389	—	1,480,448
Net decrease in fair value of derivatives	(382,920)	—	(845,077)
Change in operating assets and liabilities:
(Increase) in cash restricted for note payable and lease obligations	—	—	(40,000)
(Increase) in other receivables	(25,845)	—	(25,845)
(Increase) in prepaid expenses and other current assets	—	2	(161,311)
Increase (decrease) in accounts payable	(163,102)	54,072	265,626
Increase (decrease) in accrued interest payable	—	—	180,943
Increase (decrease) in accrued expenses and other liabilities	(591,425)	(3,161)	872,040
Increase (decrease) in deferred revenue	—	(200,000)	33,333
Net cash used in operating activities	(2,763,780)	(1,590,474)	(18,353,724)

Cash flows from investing activities
Purchase of property and equipment	(21,970)	(48,185)	(1,155,708)
Proceeds from the sale of property and equipment	—	—	27,792
Purchases of patents, trademarks and organization costs	—	—	(67,748)
Net cash used in investing activities	(21,970)	(48,185)	(1,195,664)

Cash flows from financing activities
Proceeds from notes payable to related party	—	—	115,103
Payments on notes payable to related party	—	(20,000)	(164,328)
Proceeds from convertible notes payable	—	—	3,390,000
Payments (payments) on convertible notes payable	—	—	(1,470,672)
Proceeds from notes payable, net	(2,400,967)	(25,365)	(62,520)
Issuance of warrants to placement agent	—		37,596
Issuance of warrants to consultants	244,626		244,626
Proceeds from the issuance of preferred stock, net	12,000,000	—	22,448,630
Proceeds from the issuance of common stock, net	—	—	2,089,050
Net cash provided by (used in) financing activities	9,843,659	(45,365)	26,627,485

Net increase (decrease) in cash and cash equivalents	7,057,909	(1,684,024)	7,078,097
Cash and cash equivalents, beginning of period	20,188	2,328,385	—
Cash and cash equivalents, end of period	$7,078,097	$644,361	$7,078,097

Supplemental disclosures of cash flow information: Cash paid for interest	$134,372	$3,512	$960,665
Cash paid for income taxes	$—	$—	$—
Interest capitalized into notes payable	$—	$—	$8,250
Debt issuance cost for warrant issued	$—	$—	$500,000
Preferred stock dividend	$454,332	$132,040	$1,761,702
Conversion of notes payable for preferred stock	$—	$—	$898,250
Conversion of notes payable for common stock	$—	$—	$980,103
Stock issued for services	$—	$—	$1,560,062
Stock issued for interest	$—	$—	$81,272
Reclassification of derivatives to equity	$560,368	$—	$560,368

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

Uni-Pixel is a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. As of March 31, 2007, we had accumulated a total deficit of $25.2 million from operations in pursuit of this objective.

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

Our strategy is to develop further our proprietary TMOS technology to the point of initially manufacturing small volumes of high performance displays for military applications.  We intend to utilize contract manufacturing for product fabrication to augment our internal capabilities in the short term.  We also plan to be a supplier of our key thin film component and to enter into joint ventures in certain vertical market segments to exploit the existing manufacturing and distribution channels of our targeted partners.  We further plan to license our technology to display manufacturers and supporting partner companies for use in applications such as mobile phones, digital cameras, laptop computers, and other consumer electronic devices. Through our internal research and development efforts we have established a portfolio of TMOS-related patents and patent applications and other intellectual property rights that support these joint venture and licensing strategies.  We currently have thirteen issued patents and forty-seven pending patent applications filed in key venues worldwide including regionally in Europe, Asia Pacific, South and North America and contemplate obtaining exclusive field-of-use licenses, with the right to sublicense, to complementary technologies from targeted strategic partners and U.S. national laboratories.

Through March 31, 2007, we have been primarily engaged in developing our initial product technology, recruiting personnel, commencing our U.S. operations and raising capital. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2007. We will finance our operations primarily through our existing cash and possible future financing transactions.

Our ability to operate profitably under our current business plan is largely contingent upon our success in developing beyond proof of concept to final prototypes and supporting transferable manufacturing processes to partners to produce for sale our products and upon our successful development of markets for our products and successful manufacturing relationships.  We may be required to obtain additional capital in the future to expand our operations. No assurance can be given that we will be able to develop our products, successfully develop the markets for our products or profitable manufacturing methods, or raise any such additional capital as we might need, either through equity or debt financing, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, our operations could be negatively impacted.

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

As of March 31, 2007, we had cash and cash equivalents of $7.1 million.  We believe that our existing capital resources are adequate to finance our operations until June 2008.  However, our long-term viability is dependent upon successful operation of our business, our ability to develop our manufacturing process, our ability to sign partnership agreements, the development of our products and our ability to raise additional debt and equity to meet our business objectives.

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

On February 13, 2007, the Company raised $12 million in a private placement of its Series B Convertible Preferred Stock (see Note 5) which management believes will enable the Company to continue operations until June 2008.

Note 3 -      Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Form 10-KSB, for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 6, 2007.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks. The amounts held in these banks exceed from time to time the insured limit of $100,000 and exceeded that balance at March 31, 2007 and December 31, 2006 by $6,601,615 and $7,411, respectively. The terms of these deposits are on demand to minimize risk.  We have not incurred losses related to these deposits.

Restricted cash

As of March 31, 2007 and December 31, 2006, we had restricted cash of $40,000. Of this amount, $40,000 secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas at both March 31, 2007 and December 31, 2006.  The restricted cash has been segregated into current and long-term classifications based on its anticipated liquidation.

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

Revenue from development contracts are recognized when the contract is completed and collectibility is reasonably assured.  Deferred revenue on these contracts of $33,333 and $33,333 at March 31, 2007 and December 31, 2006, respectively, consists of a development contract to produce and deliver a prototype device.   During the first quarter ended March 31, 2006, the Company fulfilled its obligation with a customer in providing a product prototype, and has released deferred income of $200,000 into earned revenues during the period.  The costs incurred with this prototype were incurred in prior periods as a component of research and development expenses.

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

Total compensation expense recognized for options was approximately $0.9 million and $0.2 million for the three months ended March 31, 2007 and March 31, 2006, respectively.

A summary of the changes in the total stock options outstanding during the three months ended March 31, 2007 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2006	3,661,667	$1.25
Granted	300,000	1.19
Forfeited or expired	(1,001,667)	1.25
Exercised	—	—
Outstanding at March 31, 2007	2,960,000	$1.66
Vested and exercisable at March 31, 2007	1,859,421	$1.60

The fair value of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Expected life (years)	5 years	5 years
Interest rate	5.1%	4%
Dividend yield	—	—
Volatility	82.12%	40.05%
Forfeiture rate	—	—

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

At March 31, 2007, options and warrants to purchase 13,592,179 shares of common stock at exercise prices ranging from $1.10 to $2.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

Fair value of financial instruments

Our financial instruments consist of accounts receivable, accounts payable, notes payable and derivative liabilities. We believe the fair values of our accounts receivable, accounts payable, notes payable and derivative liabilities reflect their respective carrying amounts.

Recent accounting pronouncements

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company adopted FIN 48 in the first quarter of fiscal 2007, and management concluded that there was no material impact to its consolidated financial statements.

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

The Company adopted FSP EITF 00-19-2 beginning in 2007. The adoption of this FSP did not have a material effect upon the Company’s financial statements.

Note 4 -                  Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities in The Woodlands, Texas under a third party non-cancelable operating lease through 2010. Future minimum lease commitments as of March 31, 2007 are as follows:

Year Ending December 31
2007	$149,864
2008	202,997
2009	206,267
2010	191,825
2011	—
Thereafter	—
Total	$750,953

This lease provides the Company with a 5-year renewal option.

Note 5 -                  Redeemable Preferred Stock, Equity, Stock Plan and Warrants

Equity instruments issued to non-employees

From time to time, in order to preserve cash and to fund our operating activities, common stock or other equity instruments may be issued for cash or in exchange for goods or services. Equity instruments issued for goods or services are recorded at the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measurable.  During the three months ended March 31, 2007, we did the following:

•                  Effective January 15, 2007, we requested and Lusierna Asset Management, Ltd. (the “Consultant”) agreed to provide consulting and advisory services to us pursuant to and in accordance with our request, including but not limited to, advice regarding corporate structuring, the identification of potential candidates for our board of directors and transaction structuring.  In consideration of the consulting services, we agreed that at the time of, and subject to, the closing of no less than gross proceeds of $12,000,000 from the sale of the Company’s equity in a private placement, (the “Offering Threshold Closing”), the Company (i) issued to the Consultant, simultaneously with the Offering Threshold Closing, initial closing, a three year warrant to purchase 750,000 shares (the “Option Shares”) of our common stock, at an exercise price of $1.10 per Option Share, with a cashless exercise provision and no anti-dilution adjustment, and (ii) we paid to the Consultant a fee of $480,000.  The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants of $217,007 and recorded the expense in the first quarter of 2007.  The Consultants’ fee of $480,000 was paid from the proceeds of the Purchase Agreement, described below, and expensed in the first quarter of 2007.

•                  Effective February 13, 2007 we entered into an Investor Relations Agreement with Lusierna Asset Management, Ltd. (the “Consultant”) which provides that the Agreement will terminate on the date twelve (12) months from the Commencement Date, unless otherwise subject to earlier termination.  During the term of this Agreement, the Consultant shall provide public and investor relations services (collectively, the “Services”) to us, to result in improved investor recognition of Uni-Pixel, Inc., a broader following by analysts and institutions to include providing directly, or managing the delivery of, a wide range of services, including, but not limited to:

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

The Consultant shall receive $10,000 per month payable monthly on the tenth (10th) day of each month, commencing on the tenth (10th) day of the month following the month in which the Commencement Date occurs and a three (3) year warrant (the “Warrant”) to purchase 300,000 shares of restricted Uni-Pixel, Inc. common stock at an exercise price of $1.10 per share, with a cashless exercise provision and no anti-dilution adjustment. The Warrant shall vest in twelve (12) monthly installments on the tenth (10th) day of each month, commencing in the First Payment Month. The initial payment shall be for 75,000 shares, with the remaining 225,000 shares equally divided into the remaining eleven (11) installments.  The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants of $86,803 and this amount is expensed over 12 months.

Common Stock

During the three months ended March 31, 2007, (1) we issued no shares of common stock for cash in connection with the exercise of stock options; (2) issued no shares of common stock in exchange for cashless exercise of warrants; and (3) issued 1,810,578 shares of common stock in connection with the conversion of 676,107 shares of Series A Preferred Stock and accrued dividends.

Series A Convertible Preferred Stock

Effective February 13, 2007, each share of Series A Convertible Preferred Stock is convertible into 2.6515 shares of common stock at any time after issuance, together with accrued dividends at 6% per annum payable in cash or additional shares of Series A Preferred Stock at the option of the Company. On December 31, 2007, all outstanding shares of Series A Preferred Stock, if any, shall automatically convert on that date into common stock.

Series B Convertible Preferred Stock

On February 13, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio Ltd., Tudor Proprietary Trading, L.L.C. and The Altar Rock Fund L.P. (collectively, the “Purchasers”) pursuant to which the Company sold on that date in a private placement to the Purchasers (a) 3,200,000 authorized but unissued shares of the Company’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (b) warrants (the “Warrants”) to purchase, in aggregate, up to 6,839,279 shares of the Company’s common stock, par value $0.001 for an aggregate purchase price of $12,000,000.  As the Series B Convertible Preferred Stock is redeemable for cash at the option of the holder after five years, the Series B Convertible Preferred Stock is classified as temporary equity on the balance sheet.  In accordance with EITF 00-27, the Company determined that the Series B Convertible Preferred Stock had an intrinsic value of the conversion of option of $3,715,602, which was credited to additional paid-in capital in the first quarter of 2007, and is being amortized over five years.  The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants of $3,715,602, which was credited to additional paid-in capital in the first quarter of 2007, and is being amortized over five years.

Dividends shall accrue, whether or not declared and paid, on the Series B Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate.  Each share of Series B Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $3.75 for the Series B Preferred Shares, plus all accrued and unpaid Series B Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series B Preferred Stock conversion price of $0.75, which is subject to adjustment from time to time in accordance with the Certificate of Designations.

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

In the first quarter of 2007, we did not grant any options under the 2005 Stock Incentive Plan and a total of 1,667 stock options with an exercise price of $2.00 per share to one employee were forfeited.

Other Stock Options

In the first quarter of 2007, we granted a total of 300,000 options to purchase our common stock with an exercise price of $1.19 per share to three board members.  These options vest monthly over 36 months.

On February 1, 2007, the 1,000,000 options with an exercise price of $1.25 per share granted to Mr. Carl Yankowski on October 1, 2006, were cancelled as Mr. Yankowski did not become Chief Executive Officer of Uni-Pixel, Inc. by January 31, 2007.

On February 13, 2007, in connection with the Series B Convertible Preferred Stock Purchase Agreement, the 1,000,000 options with an exercise price of $1.25 per share granted to Mr. Carl Yankowski on May 23, 2006 have all vested due to the Company’s completion of an equity financing of $10 million or more.  The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants of $726,241 and this amount was expensed in the first quarter of 2007.

Note 6 – Notes Payable

Note payables consist of the following:

	March 31, 2007	December 31, 2006
Unsecured note payable	$—	$—
Vehicle secured note payable	12,478	13,477
Equipment secured note payable	—	—
Secured convertible note payable	—	1,500,000
Unsecured convertible note payable	—	900,000

Notional balances	12,478	2,413,477
Less: unamortized discount	—	955,419
Less: current portion	4,021	1,448,571
Notes payable, long-term portion	$8,457	$9,487

During 2005, the Company entered into a note payable agreement to purchase a vehicle with an original balance of $20,092, that is repayable in monthly installments of principal and interest of $391 at 6.31% per annum and matures March 2010.  This note payable had an outstanding balance of $12,478 at March 31, 2007 and $13,477 at December 31, 2006.

Secured convertible note -

On May 26, 2006, Uni-Pixel, Inc. entered into Securities Purchase Agreements with Trident Growth Fund, L.P. and CapSource Fund, L.P. pursuant to which Uni-Pixel issued 12% Senior Secured Convertible Debentures (the “Convertible Note”) for the principal amount of $1,500,000.  The Convertible Note was paid in full in February 2007.

Common stock purchase warrants-

In connection with the Securities Purchase Agreement, both Trident Growth Fund, L.P. and CapSource Fund, L.P. received Common Stock Purchase Warrants (“Warrant”) to purchase a number of shares of our Common Stock subject to adjustments as follows: 750,000 divided by the lesser of (a) $1.75 per share or (b) 70% of the average price per share of the Common Stock and Common Stock Equivalents sold to any Person in the first Qualifying Transaction to be consummated following the Original Issue Date, all as defined in the Common Stock Purchase Warrants.  The Common Stock Purchase Warrants may be exercised at any time within 5 years at a price equal to the lesser of (a) $1.75 per share or (b) 90% of the average price per share of the Common Stock and Common Stock Equivalents sold to any Person in the first Qualifying Transaction to be consummated following the Initial Exercise Date, as defined in the Common Stock Purchase Warrants.  In September 2006, the total number of warrants to be issued to Trident Growth Fund, L.P. and CapSource Fund, L.P. was fixed at 1,500,000 warrants.  However, the Company believes that the ultimate amount of warrants was negotiable until the $12 million placement was complete in February 2007.  As such, the Company has continued to classify the warrants as derivative liabilities at December 31, 2006.  Effective February 13, 2007, the Company reclassified the derivative liabilities for warrants to additional paid in capital.  Effective in September 2006, the Common Stock Purchase Warrants may be exercised at any time within 5 years at a price equal to $1.25 per share.

The Warrant is a freestanding derivative financial instrument. Using the  Black-Scholes  Method,  the  fair  value of the derivative was computed at $1,298,031 at inception on May 24, 2006 and recorded as a derivative liability which  resulted  in  a  reduction of the initial carrying amount (as unamortized discount) of the Convertible Note.   This derivative liability is marked-to-market each quarter with the change in fair value recorded in the income statement.  Unamortized discount is amortized to interest expense using the effective interest method over the life of the Convertible Note, or 12 months.  The remaining unamortized discount was recorded in the income statement in the first quarter of 2007 when the derivative liabilities were reclassified to additional paid in capital.

The components of the Convertible Note at inception, at December 31, 2006 and at March 31, 2007 are as follows:

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

As the Convertible Note was repaid in full on February 13, 2007, the Convertible Note balance on the consolidated balance sheet as of March 31, 2007 is comprised of the following:

Notional balance of Convertible Note at March 31, 2007	$—
Adjustments:
Unamortized discount	—
Convertible Note balance, net of unamortized discount at March 31, 2007	$—

Change in unamortized discount and loan costs of the Convertible Note -

For the year ended December 31, 2006, the discount on the Convertible Note changed for amortization of discounts for derivative liabilities related to the Convertible Note and Warrant and for amortization of loan costs paid to the lender in connection with the Convertible Note. The total discount on the Convertible Note changed from $1,373,031 at inception to $876,896 at December 31, 2006, to $0 at March 31, 2007, as the remaining unamortized discount was recorded in the income statement in the first quarter of 2007 when the derivative liabilities were reclassified to additional paid in capital.

The following assumptions were used in the preparation of the Warrant valuations at inception (May 24, 2006), December 31, 2006 and February 13, 2007:

Black-Scholes Methodology:

	Inception	December 31, 2006	February 13, 2007
Assumptions	Warrant	Warrant	Warrant
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.93%	5.10%	5.10%
Volatility	63.74%	63.74%	68.80%
Expected Term	5.00 years	4.39 years	4.27 years

Change in fair value of derivatives instruments-

The net decrease in derivative liability for the Warrant (marked-to-market) of $348,927 for the three months ended March 31, 2007, has been recorded under Other income in the accompanying consolidated statements of operations.

Unsecured convertible note -

On September 12, 2006, Uni-Pixel, Inc. entered into Securities Purchase Agreements with various investors pursuant to which Uni-Pixel issued 10% Senior Unsecured Convertible Debentures (the “Unsecured Convertible Note”) for the principal amount of $900,000.  The Unsecured Convertible Note was paid in full in February 2007.

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

The Warrant is a freestanding derivative financial instrument. Using the  Black-Scholes  Method,  the  fair  value of the derivative was computed at $107,416 at inception on September 12, 2006 and recorded as a derivative liability which  resulted  in  a  reduction of the initial carrying amount (as unamortized discount) of the Unsecured Convertible Note.   This derivative liability is marked-to-market each quarter with the change in fair value recorded in the income statement.  Unamortized discount is amortized to interest expense using the effective interest method over the life of the Unsecured Convertible Note, or 12 months.  The remaining unamortized discount was recorded in the income statement in the first quarter of 2007 when the derivative liabilities were reclassified to additional paid in capital.

The components of the Unsecured Convertible Note at inception and at December 31, 2006 and at March 31, 2007 are as follows:

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

As the Unsecured Convertible Note was repaid in full on February 13, 2007, the Unsecured Convertible Note balance on the consolidated balance sheet as of March 31, 2007 is comprised of the following:

Notional balance of Unsecured Convertible Note at March 31, 2007	$—
Adjustments:
Unamortized discount	—
Unsecured Convertible Note balance, net of unamortized discount at March 31, 2007	$—

Change in unamortized discount and loan costs of the Unsecured Convertible Note -

For the year ended December 31, 2006, the discount on the Unsecured Convertible Note changed for amortization of discounts for derivative liabilities related to the Unsecured Convertible Note and Warrant and for amortization of loan costs paid in connection with both the Unsecured Convertible Note. The total discount on the Unsecured Convertible Note changed from $107,416 at inception to $78,493 at December 31, 2006, to $0 at March 31, 2007, as the remaining unamortized discount was recorded in the income statement in the first quarter of 2007 when the derivative liabilities were reclassified to additional paid in capital.

The following assumptions were used in the preparation of the Warrant valuations at Inception (September 12, 2006) and December 31, 2006 and February 13, 2007:

Black-Scholes Methodology:

	Inception	December 31, 2006	February 13, 2007
Assumptions	Warrant	Warrant	Warrant
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	5.10%	5.10%	5.10%
Volatility	63.74%	63.74%	68.80%
Expected Term	5.00 years	4.70 years	4.57 years

Change in fair value of derivatives instruments-

The net decrease in derivative liability for the Warrant (fair value) of $33,993 for the three months ended ended March 31, 2007, has been recorded under Other income in the accompanying consolidated statements of operations.

Future payments under outstanding notes payable as of March 31, 2007 are as follows:

Year ended December 31:
2007	$2,991
2008	4,218
2009	4,492
2010	777
2011	—
Thereafter	—
$12,478

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATON.

Forward Looking Statements

Some of the information in this report contains forward-looking information that involve risks and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters.  You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and other words and expressions of similar meaning.  No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. You should also consider carefully the statements under “Description of Business - Risk Factors” in our 2006 Form 10-KSB, which address factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

RESULTS OF OPERATIONS

Comparison of the three months ending March 31, 2007 and 2006

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

Revenues decreased to $0 for the three months ended March 31, 2007, as compared to $200,000 for the three months ended March 31, 2006, due to the revenues recognized from the work specific to a development contract during each of those respective periods.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the three months ended March 31, 2007 and the three months ended March 31, 2007 was $0.  No cost of revenues was recognized in the three months ended March 31, 2006 as the cost of revenues was expensed in the period incurred prior to 2006 as a component of research and development expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 189% or $1,566,000, to $2,396,263 for the three months ended March 31, 2007 from $830,263 for the three months ended March 31, 2006.  The major components of the increase are as follows:

a)  Salaries and benefits increased by approximately $795,000 to $1,243,000 for the three months ended March 31, 2007 compared to $448,000 for the three months ended March 31, 2006 due to an increase in the number of selling, general and administrative employees and due to an increase in stock compensation expense of approximately $753,000 to $900,000 for the three months ended March 31, 2007 compared to $147,000 for the three months ended March 31, 2006;

b) Contract labor increased by approximately $6,000 to $58,000 for the three months ended March 31, 2007 compared to $52,000 for the three months ended March 31, 2006;

c) Legal expense decreased by approximately $22,000 to $89,000 for the three months ended March 31, 2007 compared to $111,000 for the three months ended March 31, 2006;

d) Accounting expense decreased by approximately $3,000 to $18,000 for the three months ended March 31, 2007 compared to $21,000 for the three months ended March 31, 2006;

e) Office expense decreased by approximately $10,000 to $29,000 for the three months ended March 31, 2007 compared to $39,000 for the three months ended March 31, 2006;

f) Travel expense decreased by approximately $18,000 to $12,000 for the three months ended March 31, 2007 compared to $30,000 for the three months ended March 31, 2006;

g) Depreciation and amortization expense decreased by approximately $1,000 to $65,000 for the three months ended March 31, 2007 compared to $66,000 for the three months ended March 31, 2006;

h) A one time professional consulting fee of $697,000 was incurred for the three months ended March 31, 2007.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $588,874 during the three months ended March 31, 2007 to $491,238 from $1,080,112 for the three months ended March 31, 2006. The major components of the decrease are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $124,000 to $273,000 for the three months ended March 31, 2007 compared to $397,000 for the three months ended March 31, 2006 due to a decrease in the number of research and development employees and the level of compensation for these employees and due to an decrease in stock compensation expense of approximately $10,000 to $35,000 for the three months ended March 31, 2007 compared to $45,000 for the three months ended March 31, 2006;

b) Consulting expense attributable to research and development decreased by approximately $389,000 to $132,000 for the three months ended March 31, 2007 compared to $521,000 for the three months ended March 31, 2006 primarily due to decreased services related to prototype development;

c) Lab expense decreased by approximately $48,000 to $16,000 for the thee months ended March 31, 2007 compared to $64,000 for the three months ended March 31, 2006; and

d) Travel expense attributable to research and development decreased by approximately $18,000 to $23,000 for the three months ended March 31, 2007 compared to $41,000 for the three months ended March 31, 2006.

OTHER INCOME (EXPENSE).

a) Net decrease in fair value of derivative liabilities decreased to an income of $382,920 for the three months ended March 31, 2007 as compared to $0 during the three months ended March 31, 2006, due to the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006 and the Warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006.   The Warrants are a freestanding derivative financial instruments. These derivative liabilities are marked-to-market each quarter with the change in fair value recorded in the income statement.

b) Debt issuance expense increased to $94,189 for the three months ended March 31, 2007 as compared to $0 during the three months ended March 31, 2006, due to the debt raised in May 2006 and September 2006.

c) Interest income (expense), net decreased to ($1,051,250) for the three months ended March 31, 2007 as compared to $13,767 for the three months ended March 31, 2006 primarily due to less cash on hand, the payment of interest on the $1,500,000 loan received in May 2006, the amortization of the discount on the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006, the payment of interest on the $900,000 loan received in September 2006, and the amortization of the discount on the Warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006.

NET LOSS.   Net loss increased to $3,650,020 for the three months ended March 31, 2007, as compared to $1,696,608 for the three months ended March 31, 2006. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the three months ended March 31, 2007 was $4,104,352 as compared to a net loss attributable to common stockholders of $1,828,648 for the three months ended March 31, 2006. The net loss attributable to common stockholders for the three months ended March 31, 2007 includes $454,332 of accrued but unpaid preferred stock dividends.  The net loss attributable to common stockholders for the three months ended March 31, 2006 includes $132,040 of accrued but unpaid preferred stock dividends.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the three months ended March 31, 2007 increased to $2,763,780 as compared to $1,590,474 used for the three months ended March 31, 2006. The increase is primarily a result of increases in the first three months of 2007 in general and administrative expenses resulting from additional employee salary and related employee costs and a one time cash Consulting Fee expense of $480,000.

Investing Activities

Cash used for investing activities during the three months ended March 31, 2007 amounted to $21,970, as compared to $48,185 used for investing activities for the three months ended March 31, 2006 due to our decreased spending on computers, furniture, laboratory, metrology and testing equipment in the three months ended March 31, 2007.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements of common stock, convertible investor notes, Series A Convertible Preferred Stock offering which we closed in December 2004 and January 2005 and Series B Convertible Preferred Stock offering which we closed in February 2007. During the three months ended March 31, 2007, the total net cash provided by financing activities was $9,843,659.  The $9,843,659 includes: a) $2,400,967 payments on notes payable, b) $244,626 for issuance of warrants to consultants, and c) $12,000,000 net proceeds from the issuance of Series B Convertible Preferred Stock.  During the three months ended March 31, 2006, the total net cash used in financing activities was $45,365, which includes: a) $20,000 payments on notes payable to related party and b) $25,365 net payments on notes payable.

Working Capital

As of March 31, 2007, we had a cash balance of $7.1 million.  We project that current cash reserves will sustain our operations at least through June 2008, and we are not aware of any trends or potential events that are likely to impact our short term liquidity through this term.

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

We are a development stage company and have not experienced significant operations since our formation. We reached a positive working capital position as of the first quarter of 2005 as a result of our financing activities. We have incurred significant operating losses during the years ended December 31, 2002, 2003, 2004, 2005 and 2006 and the three months ended March 31, 2007. We intend to utilize a proprietary methodology for development of our displays. Our principal activities, from the beginning of the development stage, have been organizational matters, capital raising activities including issuance of stock, product research and development, fund raising, and market research.

To date, we have had only a few revenue-generating services or development contracts.  These include a prototype development agreement with a large personal computer company, and a Small Business Innovation Research (SBIR) Phase One agreement with the U.S. Air Force for $98,214 and a follow-on Phase Two agreement for $686,966.  We also entered into a prototype development agreement with Lockheed Martin, a large military contractor, in October 2005, for which we have received full payment from Lockheed Martin.  Our immediate customer prospects are limited to Lockheed Martin, with which we entered into a License and Strategic Business Agreement dated October 5, 2005.  See “Risk Factors” included in our 2006 Form 10-KSB.

Management will work to establish specific applications for our display technology that will generate significant revenues, and cash flows to support operations.

ITEM 3.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2007, management, including our President and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management, including our President and our Chief Financial Officer, concluded that, as of March 31, 2007, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 13, 2007, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio Ltd., Tudor Proprietary Trading, L.L.C. and The Altar Rock Fund L.P. (collectively, the “Purchasers”) pursuant to which we sold on that date in a private placement to the Purchasers (a) 3,200,000 authorized but unissued shares of the Company’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (b) warrants (the “Warrants”) to purchase, in aggregate, up to 6,839,279 shares at $1.24 per share, of the Company’s common stock, par value $0.001, for an aggregate purchase price of $12,000,000.  The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants of $3,715,602, which was credited to additional paid-in capital in the first quarter of 2007.

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

UNI-PIXEL, INC.

May 14, 2007	By:	/s/ James A. Tassone
Date		James A. Tassone, Chief Financial Officer