Form 10QSB
period 2007-06-30
Uni-Pixel
filed 2007-08-10
CIK 1171012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of August 1, 2007, the issuer had 18,758,056 shares of issued and outstanding common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (Check One):   Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$5,705,064	$20,188
Current portion of restricted cash	5,123	5,123
Deferred loan costs, net	—	94,189
Prepaid expenses	16,965	16,965

Total current assets	5,727,152	136,465

Property and equipment, net of accumulated depreciation of $587,316 and $464,564, at June 30, 2007 and December 31, 2006, respectively	545,162	641,385
Restricted cash, less current portion	34,877	34,877

Total assets	$6,307,191	$812,727

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$290,646	$428,733
Accrued expenses	151,650	668,000
Deferred revenue	33,333	33,333
Derivative liabilities for Warrants	—	943,288
Current portion of notes payable, net of unamortized discounts of $0 and $955,419 at June 30, 2007 and December 31, 2006, respectively	—	1,448,571

Total current liabilities	475,629	3,521,925

Note payable, less current portion	—	9,487

Total liabilities	475,629	3,531,412

Commitments and contingencies (Note 4)	—	—

Redeemable convertible Series B Preferred stock, $0.001 par value; $3.75 liquidation preference; 3,200,000 shares authorized, 3,200,000 and 0 issued and outstanding at June 30, 2007 and December 31, 2006, respectively, less unamortized discount of $6,873,864 at June 30, 2007	5,126,136	—

Shareholders’ equity (deficit)
Series A Preferred stock, $0.001 par value; $3.50 liquidation preference; 4,500,000 shares authorized, 1,474,249 and 2,369,451 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	1,474	2,369
Common stock, $0.001 par value; 100,000,000 shares and 40,000,000 shares authorized at June 30, 2007 and December 31, 2006, respectively, 18,758,056 and 16,311,973 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	18,758	16,312
Additional paid-in capital	27,763,380	18,798,407
Accumulated deficit during development stage	(27,078,186)	(21,535,773)

Total shareholders’ equity (deficit)	705,426	(2,718,685)

Total liabilities and shareholders’ equity (deficit)	$6,307,191	$812,727

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Six Months Ended June 30,		Cumulative Period from February 17, 1998 (date of inception) to June 30,
	2007	2006	2007

Revenues
Development contract revenue	$—	$200,000	$1,158,201

Total revenues	—	200,000	1,158,201

Cost of revenues	—	—	456,648

Gross margin	—	200,000	701,553

Selling, general and administrative expenses	3,356,135	1,610,988	13,746,055
Research and development	1,441,069	1,818,306	11,270,192

Operating loss	(4,797,204)	(3,229,294)	(24,314,694)

Other income (expense)
Net decrease (increase) in fair value of derivative liability	382,920	(147,709)	845,079
Other income	—	—	886,886
Debt issuance expense	(94,189)	(9,623)	(644,346)
Interest expense, net	(977,081)	(73,551)	(2,486,882)

Net loss	$(5,485,554)	$(3,460,177)	$(25,713,957)

Preferred stock dividends and amortization of discount	(1,178,499)	(257,406))	(2,485,869)
Net loss attributable to common shareholders	$(6,664,053)	$(3,717,583)	$(28,199,826)

Per share information
Net loss – basic and diluted	$(0.31)	$(0.22)	$(3.38)
Preferred stock dividends	(0.07)	(0.02)	(0.33)
Net loss attributable to common shareholders – basic and diluted	$(0.38)	$(0.24)	$(3.71)

Weighted average number of basic and diluted common shares outstanding	17,598,655	15,825,954	7,606,110

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,
	2007	2006

Revenues
Development contract revenue	$—	$—

Total revenues	—	—

Cost of revenues	—	—

Gross margin	—	—

Selling, general and administrative expenses	959,872	780,725
Research and development	949,831	738,194

Operating loss	(1,909,703)	(1,518,919)

Other income (expense)
Net increase in fair value of derivative liability	—	(147,709)
Other income	—	—
Debt issuance expense	—	(9,623)
Interest income (expense), net	74,169	(87,318)

Net loss	$(1,835,534)	$(1,763,569)

Preferred stock dividends and amortization of discount	(724,167)	(125,366)
Net loss attributable to common shareholders	$(2,559,701)	$(1,888,935)

Per share information
Net loss – basic and diluted	$(0.10)	$(0.11)
Preferred stock dividends	(0.04)	(0.01)
Net loss attributable to common shareholders – basic and diluted	$(0.14)	$(0.12)

Weighted average number of basic and diluted common shares outstanding	18,289,555	15,982,274

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (deficit)

	Series A Preferred Stock						Accumulated Deficit	Total
	Number		Common Stock		Additional	Deferred	During	Shareholders’
	of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Stock-Based Compensation	Development Stage	Equity (Deficit)
Founder shares issued at inception at February 17, 1998	—	$—	4,500,000	$4,500	$(500)	$—	$—	$4,000
Stock issued during 1999 (prices ranging from $0.50 - $0.62 per share)	—	—	180,000	180	183,820	—	—	184,000
Stock issued during 2000 (prices ranging from $11.34 - $17.00 per share)	—	—	63,750	64	956,186	—	—	956,250
Stock issued during 2001 (prices ranging from $10.00 - $17.00 per share)	—	—	28,176	28	404,227	—	—	404,255
Stock issued during 2002 (prices ranging from $2.00 - $10.00 per share)	—	—	157,327	157	353,783	—	—	353,940
Deferral of stock-based compensation	—	—	—	—	1,100,000	(1,100,000)	—	—
Amortization of stock-based compensation	—	—	—	—	—	206,250	—	206,250
Net loss	—	—	—	—	—	—	(3,968,540)	(3,968,540)
Balance, December 31, 2002	—	$—	4,929,253	$4,929	$2,997,516	$(893,750)	$(3,968,540)	$(1,859,845)
Stock issued during 2003 (prices ranging from $1.00 - $2.00 per share)	—	—	210,827	211	263,943	—	—	264,154
Amortization of stock-based compensation	—	—	—	—	—	275,000	—	275,000
Warrants issued	—	—	—	—	500,000	—	—	500,000
Net loss	—	—	—	—	—	—	(2,492,123)	(2,492,123)
Balance, December 31, 2003	—	$—	5,140,080	$5,140	$3,761,459	$(618,750)	$(6,460,663)	$(3,312,814)
Issuance of common stock for services	—	—	738,309	738	316,975	—	—	317,713
Conversion of note payable for common stock	—	—	51,008	51	95,052	—	—	95,103
Exercise of stock options	—	—	1,490,000	1,490	28,310	—	—	29,800
Exercise of warrants	—	—	512,500	513	34,487	—	—	35,000
Amortization of stock-based compensation	—	—	—	—	—	618,750	—	618,750
Conversion of bridge loans	256,643	257	850,625	851	1,834,242	—	—	1,835,350
Issuance of preferred stock	2,565,000	2,565	—	—	7,646,765	—	—	7,649,330
Issuance of common stock for net assets of REFL	—	—	1,100,808	1,101	(1,101)	—	—	—
Issuance of common stock for net assets of Gemini	—	—	2,917,250	2,917	26,255	—	—	29,172
Net loss	—	—	—	—	—	—	(2,315,332)	(2,315,332)
Balance, December 31, 2004	2,821,643	$2,822	12,800,580	$12,801	$13,742,444	$—	$(8,775,995)	$4,982,072
Issuance of preferred stock	930,000	930	—	—	2,798,370	—	—	2,799,300
Conversion of preferred stock into common stock and payment of preferred stock dividend	(1,222,499)	(1,223)	2,594,477	2,594	260,296	—	(261,667)	—
Issuance of preferred stock for dividends	156,507	157	—	—	547,618	—	(547,775)	—
Net loss	—	—	—	—	—	—	(4,966,790)	(4,966,790)
Balance, December 31, 2005	2,685,651	$2,686	15,395,057	$15,395	$17,348,728	$—	$(14,552,227)	$2,814,582
Conversion of preferred stock into common stock and payment of preferred stock dividend	(450,317)	(451)	916,916	917	28,039	—	(28,505)	—
Stock compensation expense	—	—	—	—	914,755	—	—	914,755
Issuance of warrants to placement agent	—	—	—	—	37,596	—	—	37,596
Issuance of preferred stock for dividends	134,117	134	—	—	469,289	—	(469,423)	—
Net loss	—	—	—	—	—	—	(6,485,618)	(6,485,618)
Balance, December 31, 2006	2,369,451	$2,369	16,311,973	$16,312	$18,798,407	$—	$(21,535,773)	$(2,718,685)
Conversion of preferred stock into common stock and payment of preferred stock dividend	(895,202)	(895)	2,406,083	2,406	55,348	—	(56,859)	—
Stock compensation expense	—	—	—	—	1,160,652	—	—	1,160,652
Issuance of warrants to consultants	—	—	—	—	262,381	—	—	262,381
Issuance of warrants to Series B Preferred Stock Investors	—	—	—	—	3,715,602	—	—	3,715,602
Intrinsic value of beneficial conversion option on Series B Preferred Stock	—	—	—	—	3,715,602	—	—	3,715,602
Issuance of common stock for services	—	—	40,000	40	52,360	—	—	52,400
Amortization of discount of Series B Preferred Stock		—	—	—	(557,340)	—	—	(557,340)
Reclassification of derivative liabilities to equity	—	—	—	—	560,368	—	—	560,368
Net loss	—	—	—	—	—	—	(5,485,554)	(5,485,554)
Balance, June 30, 2007 (unaudited)	1,474,249	$1,474	18,758,056	$18,758	$27,763,380	$—	$(27,078,186)	$705,426

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,		Cumulative Period from February 18, 1998 (date of inception) to June 30,
	2007	2006	2007
Cash flows from operating activities
Net loss	$(5,485,554)	$(3,460,177)	$(25,713,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest forgiven	—	—	(91,421)
Interest earned, but not received	—	3,117	—
Employee compensation notes payable forgiven	—	—	(795,465)
Depreciation and amortization	131,124	132,019	663,435
Stock issued for services	52,400	—	512,462
Stock compensation expense	1,160,652	384,427	2,075,407
Non-cash compensation expense	—	—	1,100,000
Amortization of debt issuance costs	94,189	2,163	644,346
Amortization of discounts on notes payable	955,389	77,137	1,480,448
Net increase (decrease) in fair value of derivatives	(382,920)	147,709	(845,077)
Change in operating assets and liabilities:
(Increase) decrease in cash restricted for note payable and lease obligations	—	220,000	(40,000)
(Increase) in prepaid expenses and other current assets	—	(21,750)	(161,311)
Increase (decrease) in accounts payable	(138,087)	(87,512)	290,641
Increase in accrued interest payable	—	—	180,943
Increase (decrease) in accrued expenses and other liabilities	(516,350)	(10,812)	947,115
Increase (decrease) in deferred revenue	—	(200,000)	33,333
Net cash used in operating activities	(4,129,157)	(2,813,679)	(19,719,101)

Cash flows from investing activities
Purchase of property and equipment	(47,068)	(48,187)	(1,180,806)
Proceeds from the sale of property and equipment	—	—	27,792
Purchases of patents, trademarks and organization costs	—	—	(67,748)
Net cash used in investing activities	(47,068)	(48,187)	(1,220,762)

Cash flows from financing activities
Proceeds from notes payable to related party	—	—	115,103
Payments on notes payable to related party	—	(33,607)	(164,328)
Proceeds from convertible notes payable	—	—	3,390,000
Payments (payments) on convertible notes payable	—	—	(1,470,672)
Proceeds (payments) from notes payable, net	(2,401,280)	1,278,541	(62,833)
Issuance of warrants to placement agent	—	—	37,596
Issuance of warrants to consultants	262,381	—	262,381
Proceeds from the issuance of preferred stock, net	12,000,000	—	22,448,630
Proceeds from the issuance of common stock, net	—	—	2,089,050
Net cash provided by financing activities	9,861,101	1,244,934	26,644,927

Net increase (decrease) in cash and cash equivalents	5,684,876	(1,616,932)	5,705,064
Cash and cash equivalents, beginning of period	20,188	2,328,385	—
Cash and cash equivalents, end of period	$5,705,064	$711,453	$5,705,064

Supplemental disclosures of cash flow information:
Cash paid for interest	$134,434	$21,289	$960,727
Cash paid for income taxes	$—	$—	$—
Interest capitalized into notes payable	$—	$—	$8,250
Debt issuance cost for warrant issued	$—	$—	$500,000
Preferred stock dividend and amortization of discount	$1,178,499	$257,406	$2,485,869
Conversion of notes payable for preferred stock	$—	$—	$898,250
Conversion of notes payable for common stock	$—	$—	$980,103
Stock issued for interest	$—	$—	$81,272
Reclassification of derivatives to equity	$560,368	$—	$560,368

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

Uni-Pixel is a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. As of June 30, 2007, we had accumulated a total deficit of $27.1 million from operations in pursuit of this objective.

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

Our strategy is to develop further our proprietary TMOS technology to the point of initially manufacturing small volumes of high performance displays for military applications.  We intend to utilize contract manufacturing for product fabrication to augment our internal capabilities in the short term.  We also plan to be a supplier of our key thin film component and to enter into joint ventures in certain vertical market segments to exploit the existing manufacturing and distribution channels of our targeted partners.  We further plan to license our technology to display manufacturers and supporting partner companies for use in applications such as mobile phones, digital cameras, laptop computers, and other consumer electronic devices. Through our internal research and development efforts we have established a portfolio of TMOS-related patents and patent applications and other intellectual property rights that support these joint venture and licensing strategies.  We currently have fifteen issued patents and fifty pending patent applications filed in key venues worldwide including regionally in Europe, Asia Pacific, South and North America and contemplate obtaining exclusive field-of-use licenses, with the right to sublicense, to complementary technologies from targeted strategic partners and U.S. national laboratories.

Through June 30, 2007, we have been primarily engaged in developing our initial product technology, recruiting personnel, commencing our U.S. operations and raising capital. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2007. We will finance our operations primarily through our existing cash and possible future financing transactions.

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

As of June 30, 2007, we had cash and cash equivalents of $5.7 million.  We believe that our existing capital resources are adequate to finance our operations until June 2008.  However, our long-term viability is dependent upon successful operation of our business, our ability to develop our manufacturing process, our ability to sign partnership agreements, the development of our products and our ability to raise additional debt and equity to meet our business objectives.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks. The amounts held in these banks exceed from time to time the insured limit of $100,000 and exceeded that balance at June 30, 2007 and December 31, 2006 by $5,242,219 and $7,411, respectively. The terms of these deposits are on demand to minimize risk.  We have not incurred losses related to these deposits.

Restricted cash

As of June 30, 2007 and December 31, 2006, we had restricted cash of $40,000. Of this amount, $40,000 secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas at both June 30, 2007 and December 31, 2006.  The restricted cash has been segregated into current and long-term classifications based on its anticipated liquidation.

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

Revenue from development contracts are recognized when the contract is completed and collectibility is reasonably assured.  Deferred revenue on these contracts of $33,333 and $33,333 at June 30, 2007 and December 31, 2006, respectively, consists of a development contract to produce and deliver a prototype device.   During the first quarter ended March 31, 2006, the Company fulfilled its obligation with a customer in providing a product prototype, and has released deferred income of $200,000 into earned revenues during the period.  The costs incurred with this prototype were incurred in prior periods as a component of research and development expenses.

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

Total compensation expense recognized for options was approximately $1.2 million and $0.4 million for the six months ended June 30, 2007 and June 30, 2006, respectively.

A summary of the changes in the total stock options outstanding during the six months ended June 30, 2007 follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	3,661,667	$1.25
Granted	300,000	1.19
Forfeited or expired	(1,011,667)	1.26
Exercised	—	—
Outstanding at June 30, 2007	2,950,000	$1.66
Vested and exercisable at June 30, 2007	2,106,884	$1.63

The fair value of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended June 30, 2007	Three Months ended June 30, 2006	Six Months ended June 30, 2007	Six Months ended June 30, 2006
Expected life (years)	5 years	5 years	5 years	5 years
Interest rate	5.1%	4%	5.1%	4%
Dividend yield	—	—	—	—
Volatility	82.12%	63.74%	82.12%	63.74%
Forfeiture rate	—	—	—	—

At June 30, 2007, there was $1.0 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.87 years.  There were 247,464 and 1,436,594 options that became vested during the three months and six months ended June 30, 2007, respectively.

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

At June 30, 2007, options and warrants to purchase 13,582,179 shares of common stock at exercise prices ranging from $1.10 to $2.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

Fair value of financial instruments

Our financial instruments consist of accounts receivable, accounts payable, notes payable and derivative liabilities. We believe the fair values of our accounts receivable, accounts payable, notes payable and derivative liabilities reflect their respective carrying amounts.

Recent accounting pronouncements

Effective at the beginning of the first quarter of 2007, the Company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, the Company has not changed any of its tax accrual estimates.  The Company files U.S. federal and U.S. state tax returns.  For state tax returns the Company is generally no longer subject to tax examinations for years prior to 1996.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company adopted SFAS No. 155 in fiscal year 2007. SFAS 155 did not have a material impact on the Company’s consolidated financial statements.

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

Note 4 -                  Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities in The Woodlands, Texas under a third party non-cancelable operating lease through 2010. Future minimum lease commitments as of June 30, 2007 are as follows:

Year Ending December 31
2007	$100,000
2008	202,997
2009	206,267
2010	191,825
2011	—
Thereafter	—
Total	$701,089

This lease provides the Company with a 5-year renewal option.

Note 5 -                  Redeemable Preferred Stock, Equity, Stock Plan and Warrants

Equity instruments issued to non-employees

From time to time, in order to preserve cash and to fund our operating activities, common stock or other equity instruments may be issued for cash or in exchange for goods or services. Equity instruments issued for goods or services are recorded at the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measurable.  During the six months ended June 30, 2007, we did the following:

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

During the three months ended June 30, 2007, (1) we issued no shares of common stock for cash in connection with the exercise of stock options; (2) issued no shares of common stock in exchange for cashless exercise of warrants; (3) issued 595,505 shares of common stock in connection with the conversion of 219,095 shares of Series A Preferred Stock and accrued dividends and (4) issued 40,000 shares of common stock for consulting services.

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

In the second quarter of 2007, we did not grant any options under the 2005 Stock Incentive Plan and a total of 10,000 stock options with an exercise price of $1.90 per share to one employee were forfeited.

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

Note 6 – Notes Payable

Note payables consist of the following:

	June 30, 2007	December 31, 2006
Vehicle secured note payable	—	13,477
Secured convertible note payable	—	1,500,000
Unsecured convertible note payable	—	900,000

Notional balances	—	2,413,477
Less: unamortized discount	—	955,419
Less: current portion	—	1,448,571
Notes payable, long-term portion	$—	$9,487

During 2005, the Company entered into a note payable agreement to purchase a vehicle with an original balance of $20,092, that is repayable in monthly installments of principal and interest of $391 at 6.31% per annum and matures March 2010. The vehicle was sold in the second quarter of 2007.  This note payable had an outstanding balance of $0 at June 30, 2007 and $13,477 at December 31, 2006.

Secured convertible note -

On May 26, 2006, Uni-Pixel, Inc. entered into Securities Purchase Agreements with Trident Growth Fund, L.P. and CapSource Fund, L.P. pursuant to which Uni-Pixel issued 12% Senior Secured Convertible Debentures (the “Convertible Note”) for the principal amount of $1,500,000.  The Convertible Note was paid in full in February 2007.

Common stock purchase warrants-

In connection with the Securities Purchase Agreement, both Trident Growth Fund, L.P. and CapSource Fund, L.P. received Common Stock Purchase Warrants (“Warrant”) to purchase a number of shares of our Common Stock subject to adjustments as follows: 750,000 divided by the lesser of (a) $1.75 per share or (b) 70% of the average price per share of the Common Stock and Common Stock Equivalents sold to any Person in the first Qualifying Transaction to be consummated following the Original Issue Date, all as defined in the Common Stock Purchase Warrants.  The Common Stock Purchase Warrants may be exercised at any time within 5 years at a price equal to the lesser of (a) $1.75 per share or (b) 90% of the average price per share of the Common Stock and Common Stock Equivalents sold to any Person in the first Qualifying Transaction to be consummated following the Initial Exercise Date, as defined in the Common Stock Purchase Warrants.  In September 2006, the total number of warrants to be issued to Trident Growth Fund, L.P. and CapSource Fund, L.P. was fixed at 1,500,000 warrants.  However, the Company believed that the ultimate amount of warrants was negotiable until the $12 million placement was complete in February 2007.  As such, the Company continued to classify the warrants as derivative liabilities at December 31,

2006.  Effective February 13, 2007, the Company reclassified the derivative liabilities for warrants to additional paid in capital.  Effective in September 2006, the Common Stock Purchase Warrants may be exercised at any time within 5 years at a price equal to $1.25 per share.

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

The components of the Convertible Note at inception and at December 31, 2006 were as follows:

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

The Convertible Note was repaid in full on February 13, 2007.

Change in unamortized discount and loan costs of the Convertible Note -

For the year ended December 31, 2006, the discount on the Convertible Note changed for amortization of discounts for derivative liabilities related to the Convertible Note and Warrant and for amortization of loan costs paid to the lender in connection with the Convertible Note. The total discount on the Convertible Note changed from $1,373,031 at inception to $876,896 at December 31, 2006, to $0 at June 30, 2007, as the remaining unamortized discount was recorded in the income statement in the first quarter of 2007 when the derivative liabilities were reclassified to additional paid in capital.

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

Change in fair value of derivatives instruments-

The net decrease in derivative liability for the Warrant (marked-to-market) of $348,927 for the six months ended June 30, 2007, has been recorded under Other income in the accompanying consolidated statements of operations.

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

The Unsecured Convertible Note was a hybrid instrument which contained both freestanding derivative financial instruments and an embedded derivative feature which individually warranted separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instrument included the investor’s warrants, which were valued individually, and totaled $107,416 at inception on September 12, 2006. The Company identified an embedded derivative feature related to the conversion price within the Unsecured Convertible Note. However, its fair market value was insignificant at inception.

Common stock purchase warrants-

In connection with the Securities Purchase Agreement, the investors received Common Stock Purchase Warrants (“Warrant”) to purchase 144,000 shares of our Common Stock at $1.25.

The Warrant was a freestanding derivative financial instrument. Using the  Black-Scholes  Method,  the  fair  value of the derivative was computed at $107,416 at inception on September 12, 2006 and recorded as a derivative liability which  resulted  in  a  reduction of the initial carrying amount (as unamortized discount) of the Unsecured Convertible Note.   This derivative liability is marked-to-market each quarter with the change in fair value recorded in the income statement.  Unamortized discount was amortized to interest expense using the effective interest method over the life of the Unsecured Convertible Note, or 12 months.  The remaining unamortized discount was recorded in the income statement in the first quarter of 2007 when the derivative liabilities were reclassified to additional paid in capital.

The components of the Unsecured Convertible Note at inception and at December 31, 2006 were as follows:

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

The Unsecured Convertible Note was repaid in full on February 13, 2007.

Change in unamortized discount and loan costs of the Unsecured Convertible Note -

For the year ended December 31, 2006, the discount on the Unsecured Convertible Note changed for amortization of discounts for derivative liabilities related to the Unsecured Convertible Note and Warrant and for amortization of loan costs paid in connection with both the Unsecured Convertible Note. The total discount on the Unsecured Convertible Note changed from $107,416 at inception to $78,493 at December 31, 2006, to $0 at June 30, 2007, as the remaining unamortized discount was recorded in the income statement in the first quarter of 2007 when the derivative liabilities were reclassified to additional paid in capital.

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

Change in fair value of derivatives instruments-

The net decrease in derivative liability for the Warrant (fair value) of $33,993 for the six months ended June 30, 2007, has been recorded under Other income in the accompanying consolidated statements of operations.

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

RESULTS OF OPERATIONS

Comparison of the six months ending June 30, 2007 and 2006

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

Revenues decreased to $0 for the six months ended June 30, 2007, as compared to $200,000 for the six months ended June 30, 2006, due to the revenues recognized from the work specific to a development contract during each of those respective periods.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the six months ended June 30, 2007 and the six months ended June 30, 2007 was $0.  No cost of revenues was recognized in the six months ended June 30, 2006 as the cost of revenues was expensed in the period incurred prior to 2006 as a component of research and development expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 108% or approximately $1,745,000, to $3,356,135 for the six months ended June 30, 2007 from $1,610,988 for the six months ended June 30, 2006.  The major components of the increase are as follows:

a)  Salaries and benefits increased by approximately $919,000 to $1,804,000 for the six months ended June 30, 2007 compared to $885,000 for the six months ended June 30, 2006, due to an increase in the number of selling, general and administrative employees and an increase in stock compensation expense of approximately $797,000 to $1,091,000 for the six months ended June 30, 2007 compared to $294,000 for the six months ended June 30, 2006;

b) Contract labor decreased by approximately $51,000 to $66,000 for the six months ended June 30, 2007 compared to $117,000 for the six months ended June 30, 2006;

c) Legal expense decreased by approximately $49,000 to $141,000 for the six months ended June 30, 2007 compared to $190,000 for the six months ended June 30, 2006;

d) Accounting expense increased by approximately $3,000 to $40,000 for the six months ended June 30, 2007 compared to $37,000 for the six months ended June 30, 2006;

e) Office expense increased by approximately $11,000 to $71,000 for the six months ended June 30, 2007 compared to $60,000 for the six months ended June 30, 2006;

f) Travel expense decreased by approximately $20,000 to $30,000 for the six months ended June 30, 2007 compared to $50,000 for the six months ended June 30, 2006;

g) Depreciation and amortization expense decreased by approximately $1,000 to $131,000 for the six months ended June 30, 2007 compared to $132,000 for the six months ended June 30, 2006;

h) A one time professional consulting fee of $697,000 was incurred for the six months ended June 30, 2007.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $377,000 during the six months ended June 30, 2007 to $1,441,069 from $1,818,306 for the six months ended June 30, 2006. The major components of the decrease are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $224,000 to $571,000 for the six months ended June 30, 2007 compared to $795,000 for the six months ended June 30, 2006 due to a decrease in the number of research and development employees and the level of compensation for these employees and due to an decrease in stock compensation expense of approximately $20,000 to $70,000 for the six months ended June 30, 2007 compared to $90,000 for the six months ended June 30, 2006;

b) Consulting expense attributable to research and development decreased by approximately $236,000 to $498,000 for the six months ended June 30, 2007 compared to $734,000 for the six months ended June 30, 2006 primarily due to decreased services related to prototype development;

c) Lab expense increased by approximately $87,000 to $181,000 for the six months ended June 30, 2007 compared to $94,000 for the six months ended June 30, 2006; and

d) Travel expense attributable to research and development increased by approximately $49,000 to $113,000 for the six months ended June 30, 2007 compared to $64,000 for the six months ended June 30, 2006.

OTHER INCOME (EXPENSE).

a) Net decrease (increase) in fair value of derivative liabilities decreased to an income of $382,920 for the six months ended June 30, 2007 as compared to an expense of $147,709 during the six months ended June 30, 2006, relating to the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006 and the Warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006.   The Warrants are freestanding derivative financial instruments. These derivative liabilities are marked-to-market each quarter with the change in fair value recorded in the income statement.

b) Debt issuance expense increased to $94,189 for the six months ended June 30, 2007 as compared to $9,623 during the six months ended June 30, 2006, due to the debt raised in May 2006 and September 2006.

c) Interest income (expense), net increased to ($977,081) for the six months ended June 30, 2007 as compared to $(73,551) for the six months ended June 30, 2006, primarily due to less cash on hand, the payment of interest on the $1,500,000 loan received in May 2006, the amortization of the discount on the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006, the payment of interest on the $900,000 loan received in September 2006, and the amortization of the discount on the Warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006.

NET LOSS.   Net loss increased to $5,485,554 for the six months ended June 30, 2007, as compared to $3,460,177 for the six months ended June 30, 2006. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the six months ended June 30, 2007 was $6,664,053 as compared to a net loss attributable to common stockholders of $3,717,583 for the six months ended June 30, 2006. The net loss attributable to common stockholders for the six months ended June 30, 2007 includes $1,178,499 of accrued but unpaid preferred stock dividends and amortization of preferred stock discount.  The net loss attributable to common stockholders for the six months ended June 30, 2006 includes $257,406 of accrued but unpaid preferred stock dividends.

Comparison of the three months ending June 30, 2007 and 2006

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

Revenues were $0 for the three months ended June 30, 2007 and the three months ended June 30, 2006.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the three months ended June 30, 2007 and the three months ended June 30, 2007 was $0.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 23% or $179,000, to $959,872 for the three months ended June 30, 2007 from $780,725 for the three months ended June 30, 2006.  The major components of the increase are as follows:

a)  Salaries and benefits increased by approximately $124,000 to $561,000 for the three months ended June 30, 2007 compared to $437,000 for the three months ended June 30, 2006 due to an increase in the number of selling, general and administrative employees and due to an increase in stock compensation expense of approximately $44,000 to $191,000 for the three months ended June 30, 2007 compared to $147,000 for the three months ended June 30, 2006;

b) Contract labor decreased by approximately $58,000 to $7,000 for the three months ended June 30, 2007 compared to $65,000 for the three months ended June 30, 2006;

c) Legal expense decreased by approximately $27,000 to $52,000 for the three months ended June 30, 2007 compared to $79,000 for the three months ended June 30, 2006;

d) Accounting expense increased by approximately $6,000 to $22,000 for the three months ended June 30, 2007 compared to $16,000 for the three months ended June 30, 2006;

e) Office expense increased by approximately $22,000 to $43,000 for the three months ended June 30, 2007 compared to $21,000 for the three months ended June 30, 2006;

f) Travel expense decreased by approximately $1,000 to $18,000 for the three months ended June 30, 2007 compared to $19,000 for the three months ended June 30, 2006;

g) Depreciation and amortization expense stayed the same at approximately $66,000 for the three months ended June 30, 2007 and for the three months ended June 30, 2006;

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $212,000 during the three months ended June 30, 2007 to $949,831 from $738,194 for the three months ended June 30, 2006. The major components of the increase are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $100,000 to $298,000 for the three months ended June 30, 2007 compared to $398,000 for the three months ended June 30, 2006 due to a decrease in the number of research and development employees and the level of compensation for these employees and due to an decrease in stock compensation expense of approximately $10,000 to $35,000 for the three months ended June 30, 2007 compared to $45,000 for the three months ended June 30, 2006;

b) Consulting expense attributable to research and development increased by approximately $153,000 to $366,000 for the three months ended June 30, 2007 compared to $213,000 for the three months ended June 30, 2006 primarily due to increased services related to prototype development;

c) Lab expense increased by approximately $135,000 to $165,000 for the thee months ended June 30, 2007 compared to $30,000 for the three months ended June 30, 2006; and

d) Travel expense attributable to research and development increased by approximately $66,000 to $89,000 for the three months ended June 30, 2007 compared to $23,000 for the three months ended June 30, 2006.

OTHER INCOME (EXPENSE).

a) Net increase in fair value of derivative liabilities decreased to $0 for the three months ended June 30, 2007 as compared to $147,709 during the three months ended June 30, 2006, relating to the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006 and the Warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006.   The Warrants are freestanding derivative financial instruments. These derivative liabilities are marked-to-market each quarter with the change in fair value recorded in the income statement.

b) Debt issuance expense decreased to $0 for the three months ended June 30, 2007 as compared to $9,623 during the three months ended June 30, 2006, due to the debt raised in May 2006 and September 2006.

c) Interest income (expense), net increased to $74,169 for the three months ended June 30, 2007 as compared to and expense of $87,318 for the three months ended June 30, 2006 primarily due to more cash on hand, the payment of interest on the $1,500,000 loan received in May 2006, the amortization of the discount on the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006, the payment of interest on the $900,000 loan received in September 2006, and the amortization of the discount on the Warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006.

NET LOSS.   Net loss increased to $1,835,534 for the three months ended June 30, 2007, as compared to $1,763,569 for the three months ended June 30, 2006. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the three months ended June 30, 2007 was $2,559,701 as compared to a net loss attributable to common stockholders of $1,888,935 for the three months ended June 30, 2006. The net loss attributable to common stockholders for the three months ended June 30, 2007 includes $724,167 of accrued but unpaid preferred stock dividends and amortization of preferred stock discount.  The net loss attributable to common stockholders for the three months ended June 30, 2006 includes $125,366 of accrued but unpaid preferred stock dividends.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the six months ended June 30, 2007 increased to $4,129,157 as compared to $2,813,679 used for the six months ended June 30, 2006. The increase is primarily a result of increases in the first six months of 2007 in general and administrative expenses resulting from additional employee salary and related employee costs and a one time cash Consulting Fee expense of $480,000.

Investing Activities

Cash used for investing activities during the six months ended June 30, 2007 amounted to $47,068, as compared to $48,187 used for investing activities for the six months ended June 30, 2006.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements of common stock, convertible investor notes, Series A Convertible Preferred Stock offering which we closed in December 2004 and January 2005 and Series B Convertible Preferred Stock offering which we closed in February 2007. During the six months ended June 30, 2007, the total net cash provided by financing activities was $9,861,101.  The $9,861,101 includes: a) $2,401,280 payments on notes payable, b) $262,381 for issuance of warrants to consultants, and c) $12,000,000 net proceeds from the issuance of Series B Convertible Preferred Stock.  During the six months ended June 30, 2006, the total net cash provided by financing activities was $1,244,934, which includes: a) $33,607 payments on notes payable to related party and b) $1,278,541 proceeds from notes payable.

Working Capital

As of June 30, 2007, we had a cash balance of $5.7 million.  We project that current cash reserves will sustain our operations at least through June 2008, and we are not aware of any trends or potential events that are likely to impact our short term liquidity through this term.

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

We are a development stage company and have not experienced significant operations since our formation. We reached a positive working capital position as of the first quarter of 2005 as a result of our financing activities. We have incurred significant operating losses during the years ended December 31, 2002, 2003, 2004, 2005 and 2006 and the six months ended June 30, 2007. We intend to utilize a proprietary methodology for development of our displays. Our principal activities, from the beginning of the development stage, have been organizational matters, capital raising activities including issuance of stock, product research and development, fund raising, and market research.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2007, management, including our President and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management, including our President and our Chief Financial Officer, concluded that, as of June 30, 2007, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

UNI-PIXEL, INC.

August 10, 2007	By:	/s/ James A. Tassone
Date		James A. Tassone, Chief Financial Officer