Form 10QSB
period 2007-09-30
Uni-Pixel
filed 2007-11-09
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of November 1, 2007, the issuer had 18,758,056 shares of issued and outstanding common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (Check One):   Yes ☐   No ☒

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets September 30, 2007 (unaudited) and December 31, 2006

Consolidated Statements of Operations
Nine months ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited) and cumulative period from inception (February 17, 1998) to September 30, 2007 (unaudited)

Three months ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited)

Consolidated Statements of Shareholders’ Equity (Deficit) From inception (February 17, 1998) to September 30, 2007 (unaudited)

Consolidated Statements of Cash Flows
Nine months ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited) and cumulative period from inception (February 17, 1998) to September 30, 2007 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

Part II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 5.	Other Information

Item 6.	Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$13,792,224	$20,188
Current portion of restricted cash	—	5,123
Deferred loan costs, net	—	94,189
Prepaid expenses	18,965	16,965

Total current assets	13,811,189	136,465

Property and equipment, net of accumulated depreciation of $655,887 and $464,564, at September 30, 2007 and December 31, 2006, respectively	518,005	641,385
Restricted cash, less current portion	34,877	34,877

Total assets	$14,364,071	$812,727

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$296,992	$428,733
Accrued expenses	326,025	668,000
Deferred revenue	33,333	33,333
Derivative liabilities for Warrants	—	943,288
Current portion of notes payable, net of unamortized discounts of $0 and $955,419 at September 30, 2007 and December 31, 2006, respectively	—	1,448,571

Total current liabilities	656,350	3,521,925

Note payable, less current portion	—	9,487

Total liabilities	656,350	3,531,412

Commitments and contingencies (Note 4)	—	—

Redeemable convertible Series B Preferred stock, $0.001 par value; $3.75 liquidation preference; 3,200,000 shares authorized, 3,200,000 and 0 issued and outstanding at September 30, 2007 and December 31, 2006, respectively, less unamortized discount of $6,502,304 at September 30, 2007	5,497,697	—

Redeemable convertible Series C Preferred stock, $0.001 par value; $11.20 liquidation preference; 892,858 shares authorized, 892,858 and 0 issued and outstanding at September 30, 2007 and December 31, 2006, respectively, less unamortized discount of $7,619,288 at September 30, 2007	2,300,051	—

Shareholders’ equity (deficit)
Series A Preferred stock, $0.001 par value; $3.50 liquidation preference; 4,500,000 shares authorized, 1,474,249 and 2,369,451 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	1,474	2,369
Common stock, $0.001 par value; 100,000,000 shares and 40,000,000 shares authorized at September 30, 2007 and December 31, 2006, respectively, 18,758,056 and 16,311,973 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	18,758	16,312
Additional paid-in capital	35,583,838	18,798,407
Accumulated deficit during development stage	(29,694,097)	(21,535,773)

Total shareholders’ equity (deficit)	5,909,973	(2,718,685)

Total liabilities and shareholders’ equity	$14,364,071	$812,727

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Nine Months Ended September 30,		Cumulative Period from February 17, 1998 (date of inception) to September 30,
	2007	2006	2007

Revenues
Development contract revenue	$—	$200,000	$1,158,201

Total revenues	—	200,000	1,158,201

Cost of revenues	—	—	456,648

Gross margin	—	200,000	701,553

Selling, general and administrative expenses	4,959,433	2,358,037	15,349,353
Research and development	2,516,597	2,290,039	12,345,720

Operating loss	(7,476,030)	(4,448,076)	(26,993,520)

Other income (expense)
Net decrease (increase) in fair value of derivative liability	382,920	240,523	845,079
Other income	—	—	886,886
Debt issuance expense	(94,189)	(38,297)	(644,346)
Interest expense, net	(914,166)	(273,785)	(2,423,967)

Net loss	$(8,101,465)	$(4,519,635)	$(28,329,868)

Preferred stock dividends and amortization of discount	(1,899,866)	(379,609)	(3,207,236)
Net loss attributable to common shareholders	$(10,001,331)	$(4,899,244)	$(31,537,104)

Per share information
Net loss – basic and diluted	$(0.45)	$(0.28)	$(3.59)
Preferred stock dividends	(0.11)	(0.02)	(0.40)
Net loss attributable to common shareholders – basic and diluted	$(0.56)	$(0.30)	$(3.99)

Weighted average number of basic and diluted common shares outstanding	17,989,369	15,938,440	7,898,246

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2007	2006

Revenues
Development contract revenue	$—	$—

Total revenues	—	—

Cost of revenues	—	—

Gross margin	—	—

Selling, general and administrative expenses	1,603,298	747,049
Research and development	1,075,528	471,733

Operating loss	(2,678,826)	(1,218,782)

Other income (expense)
Net increase in fair value of derivative liability	—	388,232
Debt issuance expense	—	(28,674)
Interest income (expense), net	62,915	(200,234)

Net loss	$(2,615,911)	$(1,059,458)

Preferred stock dividends and amortization of discount	(721,367)	(122,203)
Net loss attributable to common shareholders	$(3,337,278)	$(1,181,661)

Per share information
Net loss – basic and diluted	$(0.14)	$(0.06)
Preferred stock dividends	(0.04)	(0.01)
Net loss attributable to common shareholders – basic and diluted	$(0.18)	$(0.07)

Weighted average number of basic and diluted common shares outstanding	18,758,056	16,161,339

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Series A Preferred Stock				Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)

	Number of Shares	Amount	Common Stock
			Number of Shares	Amount
Founder shares issued at inception at February 17, 1998	—	$—	4,500,000	$4,500	$(500)	$—	$—	$4,000
Stock issued during 1999 (prices ranging from $0.50 - $0.62 per share)	—	—	180,000	180	183,820	—	—	184,000
Stock issued during 2000 (prices ranging from $11.34 - $17.00 per share)	—	—	63,750	64	956,186	—	—	956,250
Stock issued during 2001 (prices ranging from $10.00 - $17.00 per share)	—	—	28,176	28	404,227	—	—	404,255
Stock issued during 2002 (prices ranging from $2.00 - $10.00 per share)	—	—	157,327	157	353,783	—	—	353,940
Deferral of stock-based compensation	—	—	—	—	1,100,000	(1,100,000)	—	—
Amortization of stock-based compensation	—	—	—	—	—	206,250	—	206,250
Net loss	—	—	—	—	—	—	(3,968,540)	(3,968,540)
Balance, December 31, 2002	—	$—	4,929,253	$4,929	$2,997,516	$(893,750)	$(3,968,540)	$(1,859,845)
Stock issued during 2003 (prices ranging from $1.00 - $2.00 per share)	—	—	210,827	211	263,943	—	—	264,154
Amortization of stock-based compensation	—	—	—	—	—	275,000	—	275,000
Warrants issued	—	—	—	—	500,000	—	—	500,000
Net loss	—	—	—	—	—	—	(2,492,123)	(2,492,123)
Balance, December 31, 2003	—	$—	5,140,080	$5,140	$3,761,459	$(618,750)	$(6,460,663)	$(3,312,814)
Issuance of common stock for services	—	—	738,309	738	316,975	—	—	317,713
Conversion of note payable for common stock	—	—	51,008	51	95,052	—	—	95,103
Exercise of stock options	—	—	1,490,000	1,490	28,310	—	—	29,800
Exercise of warrants	—	—	512,500	513	34,487	—	—	35,000
Amortization of stock-based compensation	—	—	—	—	—	618,750	—	618,750
Conversion of bridge loans	256,643	257	850,625	851	1,834,242	—	—	1,835,350
Issuance of preferred stock	2,565,000	2,565	—	—	7,646,765	—	—	7,649,330
Issuance of common stock for net assets of REFL	—	—	1,100,808	1,101	(1,101)	—	—	—
Issuance of common stock for net assets of Gemini	—	—	2,917,250	2,917	26,255	—	—	29,172
Net loss	—	—	—	—	—	—	(2,315,332)	(2,315,332)
Balance, December 31, 2004	2,821,643	$2,822	12,800,580	$12,801	$13,742,444	$—	$(8,775,995)	$4,982,072
Issuance of preferred stock	930,000	930	—	—	2,798,370	—	—	2,799,300
Conversion of preferred stock into common stock and payment of preferred stock dividend	(1,222,499)	(1,223)	2,594,477	2,594	260,296	—	(261,667)	—
Issuance of preferred stock for dividends	156,507	157	—	—	547,618	—	(547,775)	—
Net loss	—	—	—	—	—	—	(4,966,790)	(4,966,790)
Balance, December 31, 2005	2,685,651	$2,686	15,395,057	$15,395	$17,348,728	$—	$(14,552,227)	$2,814,582
Conversion of preferred stock into common stock and payment of preferred stock dividend	(450,317)	(451)	916,916	917	28,039	—	(28,505)	—
Stock compensation expense	—	—	—	—	914,755	—	—	914,755
Issuance of warrants to placement agent	—	—	—	—	37,596	—	—	37,596
Issuance of preferred stock for dividends	134,117	134	—	—	469,289	—	(469,423)	—
Net loss	—	—	—	—	—	—	(6,485,618)	(6,485,618)
Balance, December 31, 2006	2,369,451	$2,369	16,311,973	$16,312	$18,798,407	$—	$(21,535,773)	$(2,718,685)
Conversion of preferred stock into common stock and payment of preferred stock dividend	(895,202)	(895)	2,406,083	2,406	55,348	—	(56,859)	—
Stock compensation expense	—	—	—	—	1,715,627	—	—	1,715,627
Issuance of warrants to consultants	—	—	—	—	280,136	—	—	280,136
Issuance of warrants to Series B Preferred Stock Investors	—	—	—	—	3,715,602	—	—	3,715,602
Intrinsic value of beneficial conversion option on Series B Preferred Stock	—	—	—	—	3,715,602	—	—	3,715,602
Issuance of common stock for services	—	—	40,000	40	52,360	—	—	52,400
Issuance of warrants to Series C Preferred Stock Investors	—	—	—	—	3,809,644	—	—	3,809,644
Intrinsic value of beneficial conversion option on Series C Preferred Stock	—	—	—	—	3,809,644	—	—	3,809,644
Amortization of discount of Series B Preferred Stock	—	—	—	(928,900)	—	—		(928,900)
Reclassification of derivative liabilities to equity	—	—	—	—	560,368	—	—	560,368
Net loss	—	—	—	—	—	—	(8,101,465)	(8,101,465)
Balance, September 30, 2007 (unaudited)	1,474,249	$1,474	18,758,056	$18,758	$35,583,838	$—	$(29,694,097)	$5,909,973

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,		Cumulative Period from February 18, 1998 (date of inception) to September 30,
	2007	2006	2007
Cash flows from operating activities
Net loss	$(8,101,465)	$(4,519,635)	$(28,329,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest forgiven	—	—	(91,421)
Interest earned, but not received	—	6,297	—
Employee compensation notes payable forgiven	—	—	(795,465)
Depreciation and amortization	199,695	196,551	732,006
Stock issued for services	52,400	—	512,464
Stock compensation expense	1,715,627	708,561	2,630,382
Non-cash compensation expense	—	—	1,100,000
Amortization of debt issuance costs	94,189	12,087	644,346
Amortization of discounts on notes payable	955,389	245,274	1,480,448
Net decrease in fair value of derivatives	(382,920)	(240,523)	(845,079)
Issuance of warrants to consultants	280,136	—	280,136
Change in operating assets and liabilities:
(Increase) decrease in cash restricted for note payable and lease obligations	5,123	260,000	(34,877)
(Increase) in prepaid expenses and other current assets	(2,000)	(142,362)	(163,311)
Increase (decrease) in accounts payable	(131,740)	(50,245)	296,988
Increase in accrued interest payable	—	—	180,943
Increase (decrease) in accrued expenses and other liabilities	(341,975)	(10,812)	1,121,490
Increase (decrease) in deferred revenue	—	(166,667)	33,333
Net cash used in operating activities	(5,657,541)	(3,701,474)	(21,247,485)

Cash flows from investing activities
Purchase of property and equipment	(88,482)	(48,187)	(1,222,220)
Proceeds from the sale of property and equipment	—	—	27,792
Purchases of patents, trademarks and organization costs	—	—	(67,748)
Net cash used in investing activities	(88,482)	(48,187)	(1,262,176)

Cash flows from financing activities
Proceeds from notes payable to related party	—	—	115,103
Payments on notes payable to related party	—	(39,761)	(164,328)
Proceeds from convertible notes payable	—	—	3,390,000
Payments (payments) on convertible notes payable	—	—	(1,470,672)
Proceeds (payments) from notes payable, net	(2,401,280)	2,177,611	(62,833)
Issuance of warrants to placement agent	—	37,598	37,596
Proceeds from the issuance of preferred stock, net	21,919,339	—	32,367,969
Proceeds from the issuance of common stock, net	—	—	2,089,050
Net cash provided by financing activities	19,518,059	2,175,448	36,301,885

Net increase (decrease) in cash and cash equivalents	13,772,036	(1,574,213)	13,792,224
Cash and cash equivalents, beginning of period	20,188	2,328,385	—
Cash and cash equivalents, end of period	$13,792,224	$754,172	$13,792,224

Supplemental disclosures of cash flow information:
Cash paid for interest	$134,434	$66,536	$960,727
Cash paid for income taxes	$—	$—	$—
Interest capitalized into notes payable	$—	$—	$8,250
Debt issuance cost for warrant issued	$—	$—	$500,000
Preferred stock dividend and amortization of discount	$1,899,866	$379,609	$3,207,236
Conversion of notes payable for preferred stock	$—	$—	$898,250
Conversion of notes payable for common stock	$—	$—	$980,103
Stock issued for interest	$—	$—	$81,272
Reclassification of derivatives to equity	$560,368	$—	$560,368

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

Uni-Pixel is a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes which we call Time Multiplexed Optical Shutter (“TMOS”). We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. As of September 30, 2007, we had accumulated a total deficit of $29.7 million from operations in pursuit of this objective.

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

Through September 30, 2007, we have been primarily engaged in developing our initial product technology, recruiting personnel, commencing our U.S. operations and raising capital. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2008. We will finance our operations primarily through our existing cash and possible future financing transactions.

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

As of September 30, 2007, we had cash and cash equivalents of $13.8 million. We believe that our existing capital resources are adequate to finance our operations until December 2008. However, our long-term viability is dependent upon successful operation of our business, our ability to develop our manufacturing process, our ability to sign partnership agreements, the development of our products and our ability to raise additional debt and equity to meet our business objectives.

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

On February 13, 2007, the Company raised $12 million in a private placement of its Series B Convertible Preferred Stock (see Note 5) and on September 28, 2007, the Company raised an additional $10 million in a private placement of its Series C Convertible Preferred Stock (see Note 5), which management believes will enable the Company to continue operations until December 2008.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks. The amounts held in these banks exceed from time to time the insured limit of $100,000 and exceeded that balance at September 30, 2007 and December 31, 2006 by $13,329,852 and $7,411, respectively. The terms of these deposits are on demand to minimize risk. We have not incurred losses related to these deposits.

Restricted cash

As of September 30, 2007 and December 31, 2006, we had restricted cash of $34,877 and $40,000, respectively. These amounts secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas at both September 30, 2007 and December 31, 2006. The restricted cash has been segregated into current and long-term classifications based on its anticipated liquidation.

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

Revenue from development contracts are recognized when the contract is completed and collectibility is reasonably assured. Deferred revenue on these contracts of $33,333 and $33,333 at September 30, 2007 and December 31, 2006, respectively, consists of a development contract to produce and deliver a prototype device. During the first quarter ended March 31, 2006, the Company fulfilled its obligation with a customer in providing a product prototype, and has released deferred income of $200,000 into earned revenues during the period. The costs incurred with this prototype were incurred in prior periods as a component of research and development expenses.

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

Total compensation expense recognized for options was approximately $1.7 million and $0.7 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.

A summary of the changes in the total stock options outstanding during the nine months ended September 30, 2007 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2006	3,661,667	$1.25
Granted	1,987,500	1.41
Forfeited or expired	(1,011,667)	1.26
Exercised	—	—
Outstanding at September 30, 2007	4,637,500	$1.59
Vested and exercisable at September 30, 2007	2,394,272	$1.66

The fair value of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended September 30, 2007	Three Months ended September 30, 2006	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006
Expected life (years)	5 years	5 years	5 years	5 years
Interest rate	4.52%	5.00%	4.52 to 5.10%	5.00%
Dividend yield	—	—	—	—
Volatility	82.12%	63.74%	82.12%	63.74%
Forfeiture rate	—	—	—	—

At September 30, 2007, there was $2.1 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.39 years. There were 283,221 and 1,723,981 options that became vested during the three months and nine months ended September 30, 2007, respectively.

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

At September 30, 2007, options and warrants to purchase 18,483,968 shares of common stock at exercise prices ranging from $1.10 to $2.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

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

Note 4 -                  Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities in The Woodlands, Texas under a third party non-cancelable operating lease through 2010. Future minimum lease commitments as of September 30, 2007 are as follows:

Year Ending December 31
2007	$50,136
2008	202,997
2009	206,267
2010	191,825
2011	—
Thereafter	—
Total	$651,225

This lease provides the Company with a 5-year renewal option.

Note 5 -                  Redeemable Preferred Stock, Equity, Stock Plan and Warrants

Equity instruments issued to non-employees

From time to time, in order to preserve cash and to fund our operating activities, common stock or other equity instruments may be issued for cash or in exchange for goods or services. Equity instruments issued for goods or services are recorded at the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measurable. During the nine months ended September 30, 2007, we did the following:

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

During the three months ended September 30, 2007, (1) we issued no shares of common stock for cash in connection with the exercise of stock options; (2) issued no shares of common stock in exchange for cashless exercise of warrants; and (3) issued no shares of common stock in connection with the conversion of Series A Preferred Stock and accrued dividends.

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

Series C Convertible Preferred Stock

On September 28, 2007, the Company entered into a Securities Purchase Agreement (the “ ML Purchase Agreement”) with Merrill Lynch Pierce, Fenner & Smith Incorporated (the “ ML Purchaser”) pursuant to which the Company sold on that date in a private placement to the ML Purchaser (a) 892,858 authorized but unissued shares of the Company’s Series C Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), and (b) warrants (the “ML Warrants”) to purchase, in aggregate, up to 3,214,289 shares of the Company’s common stock, par value $0.001 for an aggregate purchase price of $10,000,009.60. As the Series C Convertible Preferred Stock is redeemable for cash at the option of the holder after five years, the Series C Convertible Preferred Stock is classified as temporary equity on the balance sheet. In accordance with EITF 00-27, the Company determined that the Series C Convertible Preferred Stock had an intrinsic value of the conversion of option of $3,809,644, which was credited to additional paid-in capital in the third quarter of 2007, and is being amortized over five years. The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants of $3,809,644, which was credited to additional paid-in capital in the third quarter of 2007, and is being amortized over five years.

Dividends shall accrue, whether or not declared and paid, on the Series C Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate. Each share of Series C Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $11.20 for the Series C Preferred Shares, plus all accrued and unpaid Series C Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series C Preferred Stock conversion price of $1.40, which is subject to adjustment from time to time in accordance with the Certificate of Designations.

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

In the third quarter of 2007, we granted a total of 350,000 options to purchase our common stock with an exercise price of $1.45 per share to eight employees. These options vest monthly over 36 months.

2007 Stock Incentive Plan

Effective August 21, 2007, we adopted the Uni-Pixel, Inc. 2007 Stock Incentive Plan. The Stock Incentive Plan is discretionary and allows for an aggregate of up to 4,000,000 shares of our common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The Stock Incentive Plan is administered by our Board of Directors, which has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.

In the third quarter of 2007, we granted a total of 1,337,500 options to purchase our common stock with an exercise price of $1.45 per share to nine employees. These options vest monthly over 36 months.

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

Note 6 – Notes Payable

Note payables consist of the following:

	September 30, 2007	December 31, 2006
Vehicle secured note payable	—	13,477
Secured convertible note payable	—	1,500,000
Unsecured convertible note payable	—	900,000

Notional balances	—	2,413,477
Less: unamortized discount	—	955,419
Less: current portion	—	1,448,571
Notes payable, long-term portion	$—	$9,487

During 2005, the Company entered into a note payable agreement to purchase a vehicle with an original balance of $20,092, that is repayable in monthly installments of principal and interest of $391 at 6.31% per annum and matures March 2010. The vehicle was sold in the second quarter of 2007. This note payable had an outstanding balance of $0 at September 30, 2007 and $13,477 at December 31, 2006.

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

The Convertible Note was repaid in full on February 13, 2007.

Change in unamortized discount and loan costs of the Convertible Note -

For the year ended December 31, 2006, the discount on the Convertible Note changed for amortization of discounts for derivative liabilities related to the Convertible Note and Warrant and for amortization of loan costs paid to the lender in connection with the Convertible Note. The total discount on the Convertible Note changed from $1,373,031 at inception to $876,896 at December 31, 2006, to $0 at September 30, 2007, as the remaining unamortized discount was recorded in the income statement in the first quarter of 2007 when the derivative liabilities were reclassified to additional paid in capital.

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

Change in fair value of derivatives instruments-

The net decrease in derivative liability for the Warrant (marked-to-market) of $348,927 for the nine months ended September 30, 2007, has been recorded under Other income in the accompanying consolidated statements of operations.

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

The Unsecured Convertible Note was repaid in full on February 13, 2007.

Change in unamortized discount and loan costs of the Unsecured Convertible Note -

For the year ended December 31, 2006, the discount on the Unsecured Convertible Note changed for amortization of discounts for derivative liabilities related to the Unsecured Convertible Note and Warrant and for amortization of loan costs paid in connection with both the Unsecured Convertible Note. The total discount on the Unsecured Convertible Note changed from $107,416 at inception to $78,493 at December 31, 2006, to $0 at September 30, 2007, as the remaining unamortized discount was recorded in the income statement in the first quarter of 2007 when the derivative liabilities were reclassified to additional paid in capital.

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

Change in fair value of derivatives instruments-

The net decrease in derivative liability for the Warrant (fair value) of $33,993 for the nine months ended September 30, 2007, has been recorded under Other income in the accompanying consolidated statements of operations.

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

RESULTS OF OPERATIONS

Comparison of the nine months ending September 30, 2007 and 2006

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

Revenues decreased to $0 for the nine months ended September 30, 2007, as compared to $200,000 for the nine months ended September 30, 2006, due to the revenues recognized from the work specific to a development contract during each of those respective periods.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the nine months ended September 30, 2007 and the nine months ended September 30, 2006 was $0. No cost of revenues was recognized in the nine months ended September 30, 2006 as the cost of revenues was expensed in the period incurred prior to 2006 as a component of research and development expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 110% or approximately $2,601,000 million, to $4,959,433 for the nine months ended September 30, 2007 from $2,358,037 for the nine months ended September 30, 2006.  The major components of the increase are as follows:

a)  Salaries and benefits increased by approximately $1,628,000 to $3,000,000 for the nine months ended September 30, 2007 compared to $1,372,000 for the nine months ended September 30, 2006, due to an increase in the number of selling, general and administrative employees and an increase in stock compensation expense of approximately $1,035,000 to $1,595,000 for the nine months ended September 30, 2007 compared to $560,000 for the nine months ended September 30, 2006;

b) Contract labor decreased by approximately $78,000 to $68,000 for the nine months ended September 30, 2007 compared to $146,000 for the nine months ended September 30, 2006;

c) Legal expense decreased by approximately $17,000 to $238,000 for the nine months ended September 30, 2007 compared to $255,000 for the nine months ended September 30, 2006;

d) Accounting expense increased by approximately $5,000 to $52,000 for the nine months ended September 30, 2007 compared to $47,000 for the nine months ended September 30, 2006;

e) Office expense increased by approximately $25,000 to $108,000 for the nine months ended September 30, 2007 compared to $83,000 for the nine months ended September 30, 2006;

f) Travel expense decreased by approximately $5,000 to $72,000 for the nine months ended September 30, 2007 compared to $77,000 for the nine months ended September 30, 2006;

g) Depreciation and amortization expense increased by approximately $3,000 to $200,000 for the nine months ended September 30, 2007 compared to $197,000 for the nine months ended September 30, 2006;

h) A one time professional consulting fee of $697,000 was incurred for the nine months ended September 30, 2007.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $227,000 during the nine months ended September 30, 2007 to $2,516,597 from $2,290,039 for the nine months ended September 30, 2006. The major components of the increase are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $13,000 to $1,033,000 for the nine months ended September 30, 2007 compared to $1,046,000 for the nine months ended September 30, 2006 due to a decrease in the number of research and development employees and the level of compensation for these employees and due to an decrease in stock compensation expense of approximately $27,000 to $121,000 for the nine months ended September 30, 2007 compared to $148,000 for the nine months ended September 30, 2006;

b) Consulting expense attributable to research and development decreased by approximately $124,000 to $782,000 for the nine months ended September 30, 2007 compared to $906,000 for the nine months ended September 30, 2006 primarily due to decreased services related to prototype development;

c) Lab expense increased by approximately $263,000 to $360,000 for the nine months ended September 30, 2007 compared to $97,000 for the nine months ended September 30, 2006; and

d) Travel expense attributable to research and development increased by approximately $142,000 to $220,000 for the nine months ended September 30, 2007 compared to $78,000 for the nine months ended September 30, 2006.

OTHER INCOME (EXPENSE).

a) Net decrease (increase) in fair value of derivative liabilities decreased to an income of $382,920 for the nine months ended September 30, 2007 as compared to an income of $240,523 during the nine months ended September 30, 2006, relating to the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006 and the Warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006. The Warrants are freestanding derivative financial instruments. These derivative liabilities are marked-to-market each quarter with the change in fair value recorded in the income statement.

b) Debt issuance expense increased to $94,189 for the nine months ended September 30, 2007 as compared to $38,297 during the nine months ended September 30, 2006, due to the debt raised in May 2006 and September 2006.

c) Interest income (expense), net increased to ($914,166) for the nine months ended September 30, 2007 as compared to $(273,785) for the nine months ended September 30, 2006, primarily due to less cash on hand, the payment of interest on the $1,500,000 loan received in May 2006, the amortization of the discount on the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006, the payment of interest on the $900,000 loan received in September 2006, and the amortization of the discount on the Warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006.

NET LOSS.   Net loss increased to $8,101,465 for the nine months ended September 30, 2007, as compared to $4,519,635 for the nine months ended September 30, 2006. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the nine months ended September 30, 2007 was $10,001,331 as compared to a net loss attributable to common stockholders of $4,899,244 for the nine months ended September 30, 2006. The net loss attributable to common stockholders for the nine months ended September 30, 2007 includes $1,899,866 of accrued but unpaid preferred stock dividends and amortization of preferred stock discount. The net loss attributable to common stockholders for the nine months ended September 30, 2006 includes $379,609 of accrued but unpaid preferred stock dividends.

Comparison of the three months ending September 30, 2007 and 2006

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

Revenues were $0 for the three months ended September 30, 2007 and the three months ended September 30, 2006.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the three months ended September 30, 2007 and the three months ended September 30, 2007 was $0.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 115% or $856,000, to $1,603,298 for the three months ended September 30, 2007 from $747,049 for the three months ended September 30, 2006.  The major components of the increase are as follows:

a)  Salaries and benefits increased by approximately $709,000 to $1,196,000 for the three months ended September 30, 2007 compared to $487,000 for the three months ended September 30, 2006 due to an increase in the number of selling, general and administrative employees and due to an increase in stock compensation expense of approximately $238,000 to $504,000 for the three months ended September 30, 2007 compared to $266,000 for the three months ended September 30, 2006;

b) Contract labor decreased by approximately $26,000 to $3,000 for the three months ended September 30, 2007 compared to $29,000 for the three months ended September 30, 2006;

c) Legal expense increased by approximately $32,000 to $97,000 for the three months ended September 30, 2007 compared to $65,000 for the three months ended September 30, 2006;

d) Accounting expense increased by approximately $2,000 to $12,000 for the three months ended September 30, 2007 compared to $10,000 for the three months ended September 30, 2006;

e) Office expense increased by approximately $14,000 to $37,000 for the three months ended September 30, 2007 compared to $23,000 for the three months ended September 30, 2006;

f) Travel expense decreased by approximately $2,000 to $25,000 for the three months ended September 30, 2007 compared to $27,000 for the three months ended September 30, 2006;

g) Depreciation and amortization increased by approximately $4,000 to $69,000 for the three months ended September 30, 2007 compared to $65,000 for the three months ended September 30, 2006;

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $604,000 during the three months ended September 30, 2007 to $1,075,528 from $471,733 for the three months ended September 30, 2006. The major components of the increase are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $211,000 to $462,000 for the three months ended September 30, 2007 compared to $251,000 for the three months ended September 30, 2006 due to an increase in the number of research and development employees and the level of compensation for these employees and due to an decrease in stock compensation expense of approximately $7,000 to $51,000 for the three months ended September 30, 2007 compared to $58,000 for the three months ended September 30, 2006;

b) Consulting expense attributable to research and development increased by approximately $111,000 to $283,000 for the three months ended September 30, 2007 compared to $172,000 for the three months ended September 30, 2006 primarily due to increased services related to prototype development;

c) Lab expense increased by approximately $176,000 to $179,000 for the three months ended September 30, 2007 compared to $3,000 for the three months ended September 30, 2006; and

d) Travel expense attributable to research and development increased by approximately $92,000 to $107,000 for the three months ended September 30, 2007 compared to $15,000 for the three months ended September 30, 2006.

OTHER INCOME (EXPENSE).

a) Net increase in fair value of derivative liabilities decreased to $0 for the three months ended September 30, 2007 as compared to $388,232 during the three months ended September30, 2006, relating to the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006 and the Warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006. The Warrants are freestanding derivative financial instruments. These derivative liabilities are marked-to-market each quarter with the change in fair value recorded in the income statement.

b) Debt issuance expense decreased to $0 for the three months ended September 30, 2007 as compared to $28,674 during the three months ended September 30, 2006, due to the debt raised in May 2006 and September 2006.

c) Interest income (expense), net increased to $62,915 for the three months ended September 30, 2007 as compared to and expense of $200,234 for the three months ended September 30, 2006 primarily due to more cash on hand, the payment of interest on the $1,500,000 loan received in May 2006, the amortization of the discount on the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006, the payment of interest on the $900,000 loan received in September 2006, and the amortization of the discount on the Warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006.

NET LOSS.   Net loss increased to $2,615,911 for the three months ended September 30, 2007, as compared to $1,059,458 for the three months ended September 30, 2006. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the three months ended September 30, 2007 was $3,337,278 as compared to a net loss attributable to common stockholders of $1,181,661 for the three months ended September 30, 2006. The net loss attributable to common stockholders for the three months ended September 30, 2007 includes $721,367 of accrued but unpaid preferred stock dividends and amortization of preferred stock discount. The net loss attributable to common stockholders for the three months ended September 30, 2006 includes $122,203 of accrued but unpaid preferred stock dividends.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2007 increased to $5,657,541 as compared to $3,701,474 used for the nine months ended September 30, 2006. The increase is primarily a result of increases in the first nine months of 2007 in general and administrative expenses resulting from additional employee salary and related employee costs and a one time cash Consulting Fee expense of $480,000.

Investing Activities

Cash used for investing activities during the nine months ended September 30, 2007 amounted to $88,482, as compared to $48,187 used for investing activities for the nine months ended September 30, 2006.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements of common stock, convertible investor notes, Series A Convertible Preferred Stock offering which we closed in December 2004 and January 2005 and Series B Convertible Preferred Stock offering which we closed in February 2007 and Series C Convertible Preferred Stock offering we closed in September 2007. During the nine months ended September 30, 2007, the total net cash provided by financing activities was $19,518,059, which includes: a) $2,401,280 payments on notes payable and b) $21,919,339 net proceeds from the issuance of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. During the nine months ended September 30, 2006, the total net cash provided by financing activities was $2,175,448, which includes: a) $39,761 payments on notes payable to related party, b) $2,177,611 proceeds from notes payable and c) $37,598 from the issuance of warrants to placement agent..

Working Capital

As of September 30, 2007, we had a cash balance of $13.8 million.  We project that current cash reserves will sustain our operations at least through December 2008, and we are not aware of any trends or potential events that are likely to impact our short term liquidity through this term.

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

On September 28, 2007, the Company entered into a Securities Purchase Agreement (the “ ML Purchase Agreement”) with Merrill Lynch Pierce, Fenner & Smith Incorporated (the “ ML Purchaser”) pursuant to which the Company sold on that date in a private placement to the ML Purchaser (a) 892,858 authorized but unissued shares of the Company’s Series C Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), and (b) warrants (the “ML Warrants”) to purchase, in aggregate, up to 3,214,289 shares of the Company’s common stock, par value $0.001 for an aggregate purchase price of $10,000,009.60.

We are a development stage company and have not experienced significant operations since our formation. We reached a positive working capital position as of the first quarter of 2005 as a result of our financing activities. We have incurred significant operating losses during the years ended December 31, 2002, 2003, 2004, 2005 and 2006 and the nine months ended September 30, 2007. We intend to utilize a proprietary methodology for development of our displays. Our principal activities, from the beginning of the development stage, have been organizational matters, capital raising activities including issuance of stock, product research and development, fund raising, and market research.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2007, management, including our President and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e)

under the Securities Exchange Act of 1934. Based on their evaluation, management, including our President and our Chief Financial Officer, concluded that, as of September 30, 2007, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On September 28, 2007, the Company entered into a Securities Purchase Agreement (the “ML Purchase Agreement”) with Merrill Lynch Pierce, Fenner & Smith Incorporated (the “ ML Purchaser”) pursuant to which the Company sold on that date in a private placement to the ML Purchaser (a) 892,858 authorized but unissued shares of the Company’s Series C Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), and (b) warrants (the “ML Warrants”) to purchase, in aggregate, up to 3,214,289 shares of the Company’s common stock, par value $0.001 for an aggregate purchase price of $10,000,009.60. The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants of $3,809,644, which was credited to additional paid-in capital in the third quarter of 2007, and is being amortized over five years.

In connection with the ML Purchase Agreement, the Company and the ML Purchasers also entered into an Investors’ Rights Agreement dated as of September 28, 2007 (the “ ML Investors’ Rights Agreement”), pursuant to which the Company granted to the ML Purchasers certain rights with respect to the Series C Preferred Stock and the ML Warrants sold (including the shares of common stock issuable upon exercise of the ML Warrants) under the ML Purchase Agreement.

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

UNI-PIXEL, INC.

November 9, 2007	By:	/s/ James A. Tassone
Date		James A. Tassone, Chief Financial Officer