Form 10KSB
period 2007-12-31
Uni-Pixel
filed 2008-03-07
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The registrant’s revenue for its most recent fiscal year were: $0

As of February 20, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the price at which such common equity was sold on the Over-the-Counter Bulletin Board Exchange as of such date was $10,670,485.

As of February 20, 2008, the registrant had 22,897,418 shares of common stock, par value $0.001, outstanding.

Documents incorporated by Reference: None

Transitional Small Business Disclosure Format (Check One):   Yes ☐   No ☒

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  You can identify these statements by the fact that they do not related strictly to historic or current facts and often use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and other words and expressions of similar meaning.

No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company’s actual results may differ materially from those indicated by the forward-looking statements.

You should also consider carefully the statements under “Description of Business - Risk Factors”, which address factors that could cause our actual results to differ from those set forth in the forward-looking statements.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

Uni-Pixel, Inc. is a development stage company that has patented a next generation color display technology it calls Time Multiplexed Optical Shutter (“TMOS”). The Company is the leader in the research, development and future commercialization of new flat panel displays using TMOS for a variety of applications including:

•	Mobile phones	•	Televisions
•	Consumer electronic devices	•	Dot Matrix and Segment display devices
•	Notebook computers	•	Digital Signage

Uni-Pixel’s TMOS technology offers significant advantages over existing alternatives including:

•      Significantly lower manufacturing cost;

•      Greater power efficiency;

•      Improved picture quality;

•      Increased brightness for daylight readability;

•      Versatile production to include a broad range of sizes; and

•      Flexible, shapeable and transparent displays.

We expect our advantages in reduced manufacturing costs, enhanced viewing quality, unique design attributes, and improved performance of the TMOS display architecture over current non-TMOS Flat Panel Display alternatives to motivate partners to engage with Uni-Pixel in development, commercialization, or incorporation of TMOS displays in their products.  These partners should collectively serve to create the supply and to drive the demand for TMOS-based products.

Uni-Pixel’s technology leadership and intellectual property position is expected to enable it to generate revenues in two phases. The initial phase is expected to generate revenue from partners through funded development efforts, and/or up-front license fees. The second phase is expected to include royalties from licensees that produce TMOS panels or incorporate them into applications for automotive, active signage, medical and consumer electronics (i.e., TVs, monitors, personal computers, cameras, games, etc.).  Additionally, the Company expects to supply a key material component, its Opcuity™ Active Layer films, to its panel manufacturing partners that will also be a revenue source.

Through its research and development efforts, the Company has established a portfolio of TMOS-related patents, patent applications and other intellectual property rights. Uni-Pixel currently has 14 issued, 1 allowed and 50 pending patent applications worldwide providing a defensible strategy that will support:

•      Further developing proprietary TMOS technology;

•     Utilizing contract manufacturing and external partners for prototype and product fabrication transitioning to the manufacture of high performance displays for military and commercial applications;

•     Entering into joint ventures in specific vertical market segments to exploit existing manufacturing and distribution channels of its targeted partners; and

•     Actively licensing technology to display manufacturers and device providers for use in applications such as mobile phones, digital cameras, laptop computers, and other consumer electronic devices

Through December 31, 2007 we have been primarily engaged in research and development efforts that have expanded our portfolio of intellectual property, building prototype devices that demonstrate the technology, recruiting key personnel, engaging various strategic partners, and raising capital consistent with our strategy.  As of December 31, 2007 we had accumulated a total deficit of $32.9 million and expect similar losses to continue through at least 2008. We will finance our continuing efforts and operations primarily through our existing cash, license fees being pursued from strategic partners and additional fund raising activities.

During 2007, Uni-Pixel accomplished a number of milestones in both its technical and business advancement.  This included successfully raising $22.0 million in new funding, completing joint development agreements with a variety of development partners, advancing subsystem designs for testing within prototype devices, licensing applicable know-how relative to the assembly of prototype systems, and the successful assembly and demonstration of prototype systems.

Formation History

Uni-Pixel was originally incorporated in the State of Nevada as Super Shops, Inc. On November 15, 1999, Super Shops and its sister companies filed an amended petition under Chapter 11 of the United States Bankruptcy Code. On July 31, 2000, the court approved Super Shops’ Amended Joint Plan of Reorganization. On October 13, 2000, and in accordance with the Plan of Reorganization, the management of Super Shops changed its state of incorporation from Nevada to Delaware by merging with and into NEV Acquisition Corp., a Delaware corporation formed solely for the purpose of effecting the reincorporation.

On June 13, 2001, Real-Estateforlease.com, Inc., a Delaware corporation, merged with and into NEV Acquisition Corp.  Following the merger, NEV Acquisition Corp. changed its name to Real-Estateforlease.com, Inc.  Real-Estateforlease.com, Inc. was incorporated on May 24, 2001, in the State of Delaware to serve as a business-to-business internet information intermediary providing turnkey marketing services to facilitate the leasing of commercial real estate properties.

Pursuant to the Agreement and Plan of Merger between NEV Acquisition Corp. and Real-Estateforlease.com, Inc., the sole stockholder and founder of Real-Estateforlease.com, Inc. exchanged his equity ownership interest in Real-Estateforlease.com, Inc. for 9,500,000 shares (or approximately 96%) of NEV Acquisition Corp.’s common stock. At the time of the merger between Real-Estateforlease.com, Inc. and NEV Acquisition Corp., Real-Estateforlease.com, Inc. had no operations and essentially no assets. Efforts by Real-Estateforlease.com, Inc. to implement its business plan ceased in June 2002.

Our wholly owned subsidiary, Uni-Pixel Displays, Inc. was originally incorporated as Tralas Technologies, Inc., a Texas corporation, on February 17, 1998. Tralas Technologies, Inc. changed its name to Uni-Pixel Displays, Inc. during 2001. On December 7, 2004, Real-Estateforlease.com, Inc. entered into a merger agreement with Uni-Pixel Displays, Inc. and certain other parties pursuant to which Uni-Pixel Displays, Inc. became a wholly-owned subsidiary of Real-Estateforlease.com, Inc. At the time of this merger, Real-Estateforlease.com, Inc. had no operations and no material assets or liabilities.  Pursuant to the merger, we changed our name from Real-Estateforlease.com, Inc. to Uni-Pixel, Inc. at the annual meeting of our stockholders held in January 2005.

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

INDUSTRY OVERVIEW

The Flat Panel Display Market

History

The commercialization of the liquid crystal display (LCD) began in 1973, with the launch of the world’s first electronic calculator, incorporating a segmented, black-and-white (monochrome) display.  The technology was quickly adopted in applications such as watches, and evolved into more complex dot matrix displays using passive addressing — or passive matrix (PM) — systems.  In time, the emergence of passive Super Twisted Nematic (STN) PM-LCDs and the development of color STN (CSTN) PM-LCDs, facilitated new applications such as notebook PCs.  Eventually, the demand for higher resolution, full-color video images and faster refresh rates, saw the commercialization of active matrix (AM) amorphous, (a-Si) Thin-Film-Transistor (TFT) LCDs.  This technology quickly gained acceptance in the notebook PC market, where it completely replaced the incumbent CSTN technology.  Similarly, there has been rapid, supply driven penetration of TFT-LCDs in all forms of display applications specifically as demonstrated in desktop monitors and TVs as a substitute for the traditional cathode ray tube (CRT) screen.

Replacement of Older CRT Technology by FPDs

Although flat panel displays (FPDs) were initially adopted in the mobile consumer electronics market and in notebook computers, they are displacing cathode ray tube (CRT) displays in larger product applications such as desktop computer monitors and televisions. FPD’s unique form factor and digital interface is enabling the delivery and accurate display of video, telecommuting, information, data, analysis and instructions in both mobile and fixed environments previously unsuitable to CRTs.  This transition is being driven by consumer preferences for appliances that are thinner and lighter, particularly in larger display sizes.  For example, according to industry research company DisplaySearch, an independent market research firm tracking the FPD industry, the 2002 revenues from the sale of FPD computer monitors exceeded the revenues from the sale of CRT computer monitors for the first time and, in 2004, unit shipments of FPD computer monitors exceeded unit shipments of CRT computer monitors for the first time. In the third quarter of 2007, DisplaySearch reported that FPD computer monitors accounted for 95.5% of display shipments while CRT monitors accounted for only 4.5%.

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

The overall FPD industry is currently experiencing significant growth.  According to DisplaySearch, the worldwide FPD market grew from $43.9 billion in 2003 to $74.8 billion in 2006.  DisplaySearch expects this market to grow to an estimated $114.4 billion in 2009.  In addition to the rapid replacement of CRT applications such as monitors and TVs, the FPD industry growth is being driven by a number of other market forces including:

•      Increased demand for large format high resolution TV’s and computer monitors;

•      Steady growth in usage of notebook computers;

•      A migration to color screens for mobile phones and other handheld devices; and

•      Decreasing cost economics, increasing throughput and improving efficiency of FPD production as newer generation LCD and plasma fabs are increasing production.

These factors in combination with additional market forces are driving overall growth and shifting the mix of product applications within the FPD industry.

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

With the emergence of new technologies such as MP3 Players, TV Tuners and Bluetooth, new functionality in existing applications will be enabled that should continue to fuel demand growth in what have become relatively mature markets.  For instance, while the mobile phone market has seen relatively slow growth rates, a large pool of sophisticated users now exists who are providing the demand for new technologies such as Phone Cameras and Phone TVs.  These enhanced devices will incorporate high performance, next generation displays that will see a move away from Passive Matrix-LCDs towards Active Matrix-LCDs as well as other emerging display types such as organic light emitting diodes (OLEDs). Additionally, FPD technology is increasingly taking forms beyond consumer electronic devices.  FPDs are increasingly used in emerging applications including retail signage, car navigation systems, instrumentation, and household appliances.

Global FPD consumption has grown by the ongoing replacement of CRT monitors and TV’s, as well as by the increasing popularity of notebook computers and portable handheld devices.  In summary, the FPD industry is currently being driven by 5 major trends:

•      Increasing acceptance and penetration of FPD TV’s;

•      Rapid replacement of CRT monitors and TV’s;

•      Steady growth of notebook computers;

•      Movement to larger screen areas in FPD TV’s, computer monitors and notebook computers; and

•      Migration to video capable color screens in mobile phones and other handheld devices.

The FPD market is currently dominated by LCDs, which accounted for an estimated 91% of total FPD sales in 2007 and demand is increasing across multiple applications with FPD formats generating industry-wide momentum.

Below is a display technology continuum which illustrates the pros and cons of various technologies.  As a disruptive technology entering the FPD landscape, we believe TMOS has strong technological advantages when compared against the competition.

	CRT	LCD	PLASMA	OLED	DLP / LCoS	TMOS
Pros	+ Inexpensive + Proven technology with long lifetime	+ Thin form- factor + Large industry base from PC segment	+ Large size + Brightness + Viewing angle	+ Superior image: viewing angle, contrast ratio, fast response time + Thinnest form factor + Potential cost advantage	+ Potential cost advantage + Thinner than CRT, but thicker than LCD or plasma	+ Vivid Color + Readability + Resolution + Energy Efficiency + Ruggedness + Size + Thin

Con	– Thickness, weight, bulky form-factor – Brightness drops as screen size increases	– Ghosting effect with moving images – Higher price relative to plasma and rear projection	– Lifespan issues, dimming with age – High power consumption relative to others	– Only in small form factors in commercial production – Brightness – Material lifetime	– Limited viewing angle – Rear projection technique limits form factors and size	– Not yet in commercial production

TECHNOLOGY

Overview: Uni-Pixel has developed a new color display technology it calls Time Multiplexed Optical Shutter (“TMOS”). A TMOS display is constructed by the addition of a single thin film layer positioned above the planar surface of a light guide constructed of glass or a polycarbonate substrate.  This positioning and bonding of the thin film forms a drum type of structure at each individual pixel.  The drum structure places two conductors parallel to each other with a dielectric air gap separation.  The light guide’s conductor at each pixel is either driven by local transistors (in the form of Thin Film Transistors, TFTs) or through connection to transistors that are off the light guide. The thin film layer comprising the drum head is targeted to be composed of a base substrate layer of polyester film, or PET film, the addition of surface micro-optic features, and a conductor.

The implementation of the thin film layer of material creates a matrix of optical shutters on the surface that are opened or closed as controlled by the TFTs.  This opening and closing process is the oscillation of the thin film in and out of contact with the light guide allowing the frustration of totally internally reflected (TIR) light.  Once the TIR light is frustrated, the micro-optic structures couple and direct the light to the viewer.  The panel unit should be simpler to manufacture than Plasma or Liquid Crystal Displays (“LCD”) as the single PET film included in the system replaces several other materials and steps required for the production of Plasma or LCD.

Reduced Complexity: In contrast to plasma or LCD, a TMOS single pixel shutter emits the three primary colors (red, green, and blue) without the use of three separate sub-pixels. Because TMOS displays have one-third the number of features for the same number of pixels, they benefit from reduced manufacturing complexity.

LCD and plasma complexity is also driven through their use of TFTs. Currently LCD or plasma displays require each individual sub-pixel to be driven by a single TFT, (three TFTs per each pixel) which increases the necessity of additional electrical traces from the control mechanism.

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

Currently, LCD or plasma panel displays can take over 100 individual steps in the manufacturing process. This process is necessary to yield intricately developed, small and tightly packed features. However, these manufacturing processes are difficult to manage and are prone to defects.

In contrast, Uni-Pixel anticipates that the TMOS manufacturing process will have far fewer steps.  Benefiting from larger features and less tightly packed construction, the manufacturing process will have significantly fewer yield detractors or failure elements, and an enhanced potential for longer life and resilience over LCD or plasma panels.

Light Efficiency: LCD display technologies function by emitting light from a back plane (a back light) and then screening, masking, polarizing, and filtering the light until it is emitted from the front of the panel in the appropriate color intensity. This method yields a maximum efficiency of light of less than 10%. This means that if 1000 nits (a measure of brightness) are created by the backlight, less than 100 nits are displayed out the front.

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

Power Efficiency: Plasma display technology functions by using high voltage electricity to excite encapsulated gases that emit electrons. These electrons excite phosphors that emit photons, which are the light elements that are seen by the viewer. This process of continued materials excitement requires significant amounts of energy that is converted to photonic light.

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

In 2005, Uni-Pixel built its development platform capability, advanced its display prototypes, and signed its first development partner and commercialization agreements.  During early 2005, Uni-Pixel advanced its development efforts through its small advanced materials laboratory in Albuquerque, New Mexico, which was adjacent to Sandia National Laboratory.  In July of 2005, Uni-Pixel moved into new facilities including electronics labs, clean room space, and machining systems in The Woodlands, Texas.  During the course of this time, the initial 8x8 pixel prototypes were significantly improved and advanced in their operation, optical system models were built, electronic control designs completed and implemented, and the prototypes were scaled up to a fully operational, full color, 32x32 pixel device.  Uni-Pixel has successfully constructed and tested the sub-systems in the display architecture and is in position to advance the display materials and the assembly techniques.

Through 2006, Uni-Pixel continued its research and development efforts within varying display prototypes that expanded both the size of the panels and the pixel counts, demonstrated multiple pixel pitches in prototypes, and completed the design and implementation of the micro-optics that will optimize the optical performance of the TMOS pixels.  These efforts resulted in designs for the final materials implementation of the architecture that will advance display performance and manufacturability.  During 2006, Uni-Pixel engaged the Palo Alto Research Center (PARC) division of Xerox Corporation to provide suitable electronic backplanes for TMOS prototypes to prove the ability to drive a TMOS system with a TFT implementation.

In 2007, Uni-Pixel completed two rounds of funding which provided additional funds to advance the development of TMOS.  In April of 2007, Uni-Pixel ended its work with PARC and contracted with Philips Research Labs MiPlaza Open Innovation Center in Eindhoven, Netherlands to provide electronic backplane development.  Sub-system advances were made in all areas including the light injection system design, Opcuity™ Active Layer materials and implementation requirements, and drive control algorithms and electronics.  In November of 2007, Uni-Pixel expanded its relationship with Philips by entering into a know-how licensing arrangement specific to the assembly of display systems.  In December of 2007, Uni-Pixel completed the successful assembly of prototype devices leveraging the collaborative work conducted in the Eindhoven center.

Through 2008, Uni-Pixel expects to align itself with several development partners that will assist in advancing TMOS towards commercialization.  The Company believes that it will reach agreements that will generate its first meaningful revenues to augment the development work investments and move the Company forward in its commercialization strategy.

STRATEGY

Uni-Pixel’s business strategy is to penetrate existing display applications with its TMOS technology for widespread use in all varieties of color displays and other related display applications. The Company is presently focused on the following steps to implement its business strategy:

•      Develop Strategic Relationships.  Uni-Pixel plans to target strategic partners to further the Company’s efforts in the development and commercialization of TMOS displays. Uni-Pixel believes that if these efforts are successful, they could result in TMOS flat panel displays reaching commercial markets in products faster than other previous display technologies.  Uni-Pixel’s display architecture leverages the application of existing materials and optical technologies in new ways that have previously been mastered by other companies in other applications.  Uni-Pixel management understands that gaining the assistance of some of these various technology leaders in the development of TMOS can accelerate the commercialization effort significantly.  As a result, Uni-Pixel will seek to build relationships that will allow it to leverage existing knowledge, scale, and expertise in thin films, optics, control circuitry, assembly, and logistics.

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

•      Finalize a Transferable, Licensable Manufacturing Process.  Uni-Pixel plans to complete the development of the core and foundation of its manufacturing processes and protect the intellectual property in the developed processes; and establish a technology transfer team to enable transition of the Company’s manufacturing processes to targeted manufacturing partners and licensees.

•     Target Leading Manufacturers.  Uni-Pixel plans to target leading display, materials and electronics manufacturers as potential partners and/or licensees of its TMOS technology. The Company will provide extensive technical assistance and support to manufacturers who are early evaluators, developers, or users of its TMOS technology and materials. Uni-Pixel believes that successful incorporation of its technology into the first military or commercial applications will place competitive pressure on other industry participants to adopt a TMOS display technology solution. Uni-Pixel believes that this approach will also encourage potential new market entrants as licensees seek to capture or defend original equipment manufacturer supply contracts.  Uni-Pixel will support “pull through” of its TMOS technology by actively marketing its advantages to end product original equipment manufacturers (OEMs) that incorporate display technology into their devices.  This will allow UniPixel’s production partners to gain access to the original equipment manufacturer supply chain driven by end OEMs seeking the competitive product advantages offered by the Company’s TMOS technology.  This group is targeted to construct TMOS panel packages for incorporation into OEM products.

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

•     Build the Company’s Revenue Sources.  Uni-Pixel believes that it will be able to produce revenues from four distinct sources, consisting of licensing revenues (initial license fees and royalties), subcontracted manufacturing revenues (from the Company’s low volume military production, joint ventures, or products produced by third party contract manufacturers), materials revenues (from the materials Uni-Pixel plans to supply to prospective partners, contract manufacturers, and licensees), and funded research revenues.

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

•      Assembly and testing of multiple format prototype devices; and

•      Finalization of specifications for retrofitting existing LCD manufacturing plants to TMOS.

Specifically this includes:

High Level Milestones

6 Months		12 Months		18 Months		24 Months
•	Finalize potential materials for inclusion in thin film stacks	•	Complete development agreements and partnering efforts for thin film materials	•	Complete assembly and testing of pilot line	•	Refine and test pilot line procedures

•	Engage leading semiconductor partners to provide design and development services for controller chips	•	Complete design and implementation of proprietary drive control circuitry	•	Refine specifications manufacturing system with the help of partnerships with system specialists	•	Implement Manufacturing system

•	Advance targeted partnerships with TFT Manufacturers to begin efforts to develop TMOS technology for commercialization	•	Engage contractors and partners for implementation of Manufacturing Systems	•	Form partnerships with OEM firms to implement TMOS technology in their end user products	•	Form partnerships with OEM firms to implement TMOS technology in their end user products

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

CUSTOMERS AND PARTNERS

The future customers for the TMOS panel “packages” will be the OEMs that currently use existing display technologies such as LCD, Plasma, and OLED in their final products.  Therefore, the end customer for a Uni-Pixel TMOS panel package will be an integrator, assembler, or the OEM itself.  Initially, Uni-Pixel’s strategic partners will be its primary customers through the commercialization process.  This will include its development partners such as Lockheed Martin, its manufacturing partners, and its other vertical market partners.

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

Current Partners

•     Philips Research Lab/MiPlaza Open Innovation Center: Uni-Pixel engaged MiPlaza as a development partner working on certain prototyping tasks to advance the display architecture, provide electronic backplanes, support the assembly process, and engineering development support.  This effort has and will continue to provide Uni-Pixel with further advanced prototypes and with additional subsystems that further the optimization process for manufacturing.

•     Sandia National Laboratory: Sandia was engaged with Uni-Pixel directly and through a Lockheed Martin Cooperative Research and Development Agreement (CRADA).  Current efforts with Sandia were ended during 2007.

•      Lockheed Martin: Uni-Pixel reached its first targeted vertical market milestone by securing Lockheed Martin as its first exclusive partner for Military and Aerospace applications. A License and Strategic Business Agreement was executed on October 5, 2005 (“the Agreement”), pursuant to which Uni-Pixel granted Lockheed the exclusive market rights for Uni-Pixel’s flat panel display technology in the Military/Aerospace Field in exchange for certain financial and engineering resources provided by Lockheed for the research and development of Uni-Pixel’s TMOS display technology.  Lockheed Martin has committed resources to assist Uni-Pixel with electronics development, environmental, life cycle testing and rugged-ization of displays for military requirements.  It is expected that TMOS displays will be inherently more rugged off the shelf than LCD displays and would not require the significant cost required for LCD to become ruggedized for military applications.  Lockheed will be able to derive significantly higher yields supplying displays to the military using TMOS in place of LCD technology as well as being able to design unique systems leveraging TMOS capabilities and attributes that other military contractors will not be able to match.

Target Partners

•     Optical Thin Film Production: Uni-Pixel is seeking partners for assistance in the development and manufacturing of its thin film layer.  Implementation of the TMOS architecture can be accomplished using a variety of materials that can achieve the required properties’ relationship between layers.  No new or unique materials will be required, rather just the optimization of existing materials as implemented within the process and system.  Initially Uni-Pixel expects to contract for development work with the objective of reaching a production agreement or joint venture with one or more thin film manufacturers.

•      Drive Control Circuitry: Uni-Pixel is seeking partners for assistance in the development and manufacturing of its unique drive control circuitry.  Uni-Pixel has developed unique intellectual property that will be implemented through a “fab-less” semiconductor model.  This may include potential development of new intellectual property, cross licensing, and the use of certain existing semiconductor capabilities from one or more partners.  Uni-Pixel has developed a means to use off the shelf parts for certain drive control requirements that will allow it to produce prototypes in the short term, as well as leveraging the enhancements that its own unique drive control provides over the longer term.

•     Manufacturing and Assembly Partners: Uni-Pixel is seeking strategic partners that are currently manufacturing other display technologies or incorporating other display technologies into end user products.

Target Customers

•     Lockheed Martin: Uni-Pixel plans to sell or support the sale of TMOS panels to Lockheed Martin for implementation into unique military and avionics systems for resale to the government and industry.  These panels are expected to be produced in small volumes and sold to Lockheed at relatively high margins attributable to their unique capabilities and lesser rugged-ization requirements.

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

•     Large Active Signage OEM: Uni-Pixel is seeking potential partners in the vertical market of Active Signage.  Two dominant technologies exist in this vertical market, plasma displays for indoor applications and LED displays for outdoor applications.  Uni-Pixel’s technology offers unique and new capabilities that strongly differentiate it from both of these, and can potentially open a market not currently able to be targeted by either.

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

SALES AND MARKETING

Uni-Pixel is seeking end user product OEMs that desire to integrate TMOS flat panels into their products once available and demonstrating their superior performance.  Uni-Pixel believes that there are OEMs that will be interested in pursuing the advantages of TMOS flat panels as a significant differentiator for their products relative to their competition in their individual market segments.   Uni-Pixel believes that the proven entry into a single vertical market or application will drive the demand for expanded applications of TMOS flat panels to other product markets.

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

•      Critical materials – Integrators or manufacturers that produce or assemble display panel packages.  For integrators this can include control driver chips from Uni-Pixel’s foundry partner.  For manufacturers this can include materials such as its Opcuity™ thin films featuring micro-optics and transparent conductors to be used in the display panel.

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

RESEARCH AND DEVELOPMENT

From inception through December 31, 2007, Uni-Pixel has spent approximately $14.3 million on research and development activities with $4.5 million and $2.9 million invested in 2007 and 2006, respectively. Uni-Pixel continues conducting research and development both internally and externally and anticipates significantly higher investments going forward.

As of December 31, 2007, Uni-Pixel has one principal location conducting internal research.  The Company’s headquarters and primary development site are located in The Woodlands, Texas.  The headquarters location includes a Class 100 clean room where display materials testing and assembly is conducted, an electronics lab, optical testing facilities, test and measurement equipment, and electronics development systems.

Currently, Uni-Pixel is engaged in the development of second phase prototypes to demonstrate the full functionality of the TMOS technology across multiple pixel sizes and a variety of commercial applications. The Company has engaged several external vendors to produce the material requirements of each layer that makes up Uni-Pixel’s display prototypes. These vendors are to deliver to the Company the individually contracted elements as specified by Uni-Pixel. Working with Lockheed Martin and other strategic partners, Uni-Pixel is advancing the individual elements into the Company’s next generation working prototype devices.

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

COMPETITION

The display industry in which Uni-Pixel operates is highly competitive. While existing flat panel display technologies such as LCDs and Plasma currently dominate the marketplace, Uni-Pixel will be more specifically competing against other emerging technologies such as OLED and Liquid Crystal on Silicon, or LCoS.

Compared to its competition, Uni-Pixel believes it follows a more broadly developed business model allowing the Company to benefit from the following factors:

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

Existing Technologies:

•      Liquid Crystal Display (LCD) Competitors: LCD is currently the dominant technology in the FPD sector with 91% market share in 2007. Samsung Electronics and LG Philips LCD Co. Ltd. are market leaders while additional competitors include:  Sharp Electronics Corp., NEC Corp., Hitachi Ltd., AU Optronics Corp., Chi Mei Optoelectronics Corp., Chunghwa Picture Tubes Ltd., Quanta Corp. and HannStar Display Corp.

•      Plasma Competitors: Plasma technology is another technology in the FPD market suffering from high power consumption and limited life span. Major competitors include:  Matsushita Electric Industry Co. Ltd., LG Electronics, Inc., Hitachi Ltd., LG Philips LCD Co. Ltd., Samsung Electronics, Pioneer Electronics and Sony Corp.

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

•      Amorphous Silicon (A-Si LCD) Competitors: Operates through depositing amorphous silicon materials onto glass, building arrays of Field Effect Transistors (FETs). Competitors in this market include: Samsung Electronics, Sanyo Epson, International Display Technology Co. Ltd. and IBM Corp.

Emerging Technologies:

•      OLED Competitors: Eastman Kodak Company has licensed a fluorescent OLED technology and other patents for display applications to a number of display manufacturers. In addition, Eastman Kodak and Sanyo Electric, through a joint venture known as SK Display Corporation, Samsung NEC Mobile Display Co., Ltd., RiTdisplay and Pioneer are presently manufacturing OLED products using OLED technologies. Eastman Kodak, Covion Organic Semiconductors GmbH, Universal Display Corp. (UDC), and Idemitsu Kosan Co. are selling and licensing various forms of OLED materials and processes that will compete with Uni-Pixel’s proprietary TMOS technology. Samsung SDI has launched production of OLED displays in a relationship leveraging licenses from UDC.  Another OLED industry participant, Cambridge Display Technology (CDT), Ltd., has licensed and is working with a number of display manufacturers on its polymer OLED technology. Following the creation of a CDT joint venture with Sumitomo Chemicals to produce and manufacture P-OLEDs, CDT has been acquired by Sumitomo.

•      Liquid Crystal on Silicon (LCoS) Competitors: These companies are all producing different forms of a liquid crystal display on a silicon backplane, which are considered reflective technologies.  Companies competing in the reflective micro display market include Sony, JVC, Aurora, Syntax-Brillian, Spatialight, eLCOS and others.  We believe LCoS has been perceived as a very difficult technology to manufacture as multiple major corporations have terminated their LCoS manufacturing efforts.

•      Other Technologies Competitors: There are a number of other technologies under development that may some day compete with Uni-Pixel. These include “electronic paper” implementations from E-Ink, Sipix, and Prime View

International, “Non-Organic Thick Film Dielectric Electro Luminescent Technology” developed by iFire Technologies a unit of Westaim Corporation and flat CRT.

INTELLECTUAL PROPERTY

Starting in 2004, Uni-Pixel began a significant expansion of its Intellectual Property (IP) portfolio.  As a pioneer in the arena of near field optics applied to micro electronic mechanical systems (MEMS) -based display technology, in many cases when Uni-Pixel solves a technology issue it creates a new invention.  Uni-Pixel has engaged one of the industry’s largest and most experienced IP firms to assist in the prosecution of 50 new patent filings as of the end of 2007.  TMOS represents a “green field” technology in that it is a new approach to displays leveraging well known concepts in new ways.  This has created an unexplored arena for Uni-Pixel to innovate and generate IP on a continuing basis.

The Company currently holds 14 granted patents relating to its TMOS technology. These patents have been filed in the United States as well as the largest markets across Europe and Asia.  These existing patents will begin to expire in 2011.

Patent Table

	Number of Patents
Description	Patents Issued	Patents Allowed	Patents Pending	Total
Optical Display (base TMOS Patent)	7			7
Field Sequential Color Efficiency Enhancement	3		4	7
Common Ground Plane Discharge Circuit	2		2	4
Double-Electret MEMS Actuator	1		1	2
Z-Axis Redundant Display/Multilayer Display			7	7
Simple Matrix Addressing			8	8
Enhanced Bandwidth Data Encoding Method			8	8
Reducing Light Leakage and Improving Contrast Ratio Performance in FTIR Display Devices			1	1
Electromechanical Dynamic Force Profile Articulating Mechanism		1	2	3
Optical Microstructures for More Optical Light Extraction and Control (combined Microlens Extraction Structure & Microlens Anti-Stiction)			3	3
Mechanism to Mitigate Color Breakup Artifacts in Field Sequential Color Display Systems			4	4
Corner-Cube Retroreflectors for Displays			1	1
Backside Reflection Optical Display			3	3
Field Sequential Color Palette Enhancement			2	2
Airgap Autogenesis Method	1			1
Extending the Gamut Color Generation in an Optical Flat Panel Display			2	2
Visible Plus Non-Visible Field Sequential Color			1	1
Curved Screen FTIR Display Mechanism			1	1
	14		50	65

EMPLOYEES

We have twenty-six full-time employees and zero part-time employees. None of these employees is covered by a collective bargaining agreement, and we believe our relations with our employees are good. We also employ consultants on an as-needed basis to supplement existing staff.

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

We are attempting to obtain the necessary working capital for operations, but there can be no assurance we will obtain such financing. We have not yet demonstrated our ability to generate revenue, and there is no assurance that we will produce any material revenues for ourselves or our stockholders, or that we will operate on a profitable basis. As of December 31, 2007, we had an accumulated total deficit during development stage of $32.9 million.

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

If we fail to enter cooperative research agreements, we might not succeed in commercializing our TMOS technology and materials.

Research and development of commercially viable applications for our TMOS technology and materials may at some point depend substantially on the success of the work conducted by and with our present and future research partners. We cannot be certain that these research partners will make the additional advances in the research and development of these technologies and materials that may be essential to successfully commercialize our TMOS technology and materials. Moreover, although we fund TMOS technology research, the scope and technical aspects of this research and the resources and efforts directed to this research currently are and may remain in large part subject to the control of our research partners.

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

Our business prospects depend significantly on our ability to obtain or produce proprietary materials for our own use and for potential sale to display manufacturers.  A previously proposed development and license agreement with a national laboratory was terminated in 2007 after it was determined that the targeted material was no longer applicable to the function it was evaluated to provide and therefore there was no need to conclude a further agreement.  Our inability to reach agreements to obtain certain other materials from other sources could have a materially adverse effect on our ability to generate revenues from sales of these materials, as well as on our ability to perform research and development work. Further, failure to complete long term agreements could preclude our ability to support display manufacturers that would choose to license our TMOS technology and materials for possible commercial use.  Also, a license with a national laboratory or government agency may be subject to significant United States government rights and restrictions that may reduce the Company’s ability to enter into overseas manufacturing agreements and licenses.

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

A loss of one or more of our current officers or key employees could severely and negatively impact our operations. Specifically, the loss of services of Reed J. Killion, President, Jim Tassone, Chief Financial Officer, Martin G. Selbrede, Chief Science Officer, Dan Van Ostrand, Executive Vice President or B. Tod Cox, Vice President of Engineering, none of whom has an employment agreement with us except for Mr. Killion and Mr. Tassone, could significantly harm our business. We have no present intention of obtaining key-man life insurance on any of our executive officers or management. Additionally, competition for highly skilled technical, managerial and other personnel is intense. As our business develops, we might not be able to attract, hire, train, retain and motivate the highly skilled managers and employees we need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail.

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

If indemnification claims do arise with respect to any liabilities or claims of or against Real-Estateforlease.com, Inc., and either (i) Messrs. DiSalvo, Halter and DeLape are unable to satisfy their indemnification obligations to us, or (ii) such liabilities or claims exceed $3,172,400, we would suffer a loss, which loss would impact our financial condition and the value of our Common Stock and our Preferred Stock. If the liability or claim is substantially in excess of $3,172,400, we might be forced to seek bankruptcy protection.

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

•              Any significant acts of terrorism against the United States; and

•              Our currently limited public float.

Our Common Stock has traded as low as $0.80 and as high as $5.50 during a period from February 3, 2005 through December 31, 2007. In addition to volatility associated with Bulletin Board securities in general, the markets for high technology stocks have experienced extreme volatility that has often been unrelated to the operating performance of the particular companies. These broad market fluctuations may adversely affect the trading price of our common shares.

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

Our Common Stock may be subject to penny stock rules, which make it more difficult for our stockholders to sell their Common Stock.

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

We do not expect to pay dividends in the foreseeable future.

We have never paid cash dividends on our shares of Common Stock, and have no plans to do so in the foreseeable future. We intend to retain earnings, if any, to develop and expand our business operations.

ITEM 2. DESCRIPTION OF PROPERTY

Our main corporate offices and research and development facility are located at 8708 Technology Forest Place, Suite 100, The Woodlands, Texas 77381. We currently lease approximately 13,000 square feet of space at this facility.

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

	Year Ended December 31, 2007		Year Ended December 31, 2006
	High	Low	High	Low
First Quarter	$1.55	$0.85	$4.25	$2.05
Second Quarter	1.50	1.10	2.05	1.40
Third Quarter	1.55	1.03	1.85	1.25
Fourth Quarter	1.40	0.80	1.60	1.03

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. As of February 19, 2008, we had eleven broker dealers making a market in our common stock.

Holders

As of February 19, 2008, we had approximately 1,073 stockholders of record of our Common Stock.

Dividends

The Company has never paid dividends on its Common Stock. Currently, the Company anticipates that it will retain earnings, if any, to support operations and to finance the growth and development of its business and does not anticipate paying cash dividends on the Common Stock in the foreseeable future.

The holders of Series A Preferred Stock received cumulative annual dividends, payable in shares of Series A Preferred Stock or cash, at the option of the Board of Directors, at an annual rate of 6% ($0.21 per share), payable on December 31 of each year commencing December 31, 2005 through December 31, 2007. Unpaid dividends will accumulate and be payable prior to the payment of dividends on shares of Common Stock. Cash dividends will only be payable from funds legally available therefore, when and as declared by the Board of Directors of the Company, and unpaid dividends will accumulate until the Company can legally pay the dividends. In 2007, the Company paid accumulated dividends to the holders of Series A Preferred Stock in the amount of 0 shares of Series A Preferred Stock, as well as 262,846 common shares.  In 2006, the Company paid accumulated dividends to the holders of Series A Preferred Stock in the amount of 134,117 shares of Series A Preferred Stock, as well as 16,282 common shares.  As of December 31, 2007, there were no Series A Preferred Stock outstanding.

The holders of Series B Preferred Stock will receive cumulative annual dividends.  Dividends shall accrue, whether or not declared and paid, on the Series B Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate.  Each share of Series B Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $3.75 for the Series B Preferred Shares, plus all accrued and unpaid Series B Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series B Preferred Stock conversion price, which is $0.75 but is subject to adjustment from time to time in accordance with the Certificate of Designations. As of December 31, 2007, there were 3,200,000 shares of Series B Preferred Stock outstanding, with cumulative unpaid dividends of approximately 225,140 shares of Series B Preferred Stock.

The holders of Series C Preferred Stock will receive cumulative annual dividends.  Dividends shall accrue, whether or not declared and paid, on the Series C Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate.  Each share of Series C Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $11.20 for the Series C Preferred Shares, plus all accrued and unpaid Series C Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series C Preferred Stock conversion price, which is $1.40 but is subject to adjustment from time to time in accordance with the Certificate of Designations. As of December 31, 2007, there were 892,858 shares of Series C Preferred Stock outstanding, with cumulative unpaid dividends of approximately 18,395 shares of Series C Preferred Stock.

Equity Compensation Plan Information

The following table provides information about shares of Common Stock that may be issued upon the exercise of options under all of the Company’s existing equity compensation plans as of December 31, 2007. For a complete description of the Company’s equity compensation plans, see Note 8 to the Consolidated Financial Statements included under Item 7 of this Report.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($ )	Number of shares of Common Stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	3,412,500	$1.72	2,587,500

Equity compensation plans not approved by stockholders	1,300,000	1.24	—

Total	4,712,500	$1.58	2,587,500

Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933 during the year ended December 31, 2007, that were not previously disclosed in one of our periodic reports during the year.

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the consolidated financial statements including the notes thereto.

Overview

Uni-Pixel is a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. As of December 31, 2007, we had accumulated a total deficit of $32.9 million from operations in pursuit of this objective.

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

Our strategy is to develop further our proprietary TMOS technology to the point of initially manufacturing small volumes of high performance displays for military applications.  We intend to utilize contract manufacturing for product fabrication to augment our internal capabilities in the short term.  We also plan to enter into joint ventures in certain vertical market segments to exploit the existing manufacturing and distribution channels of our targeted partners.  We further plan to license our technology to display manufacturers for use in applications such as mobile phones, digital cameras, laptop computers, and other consumer electronic devices. Through our internal research and development efforts we have established a portfolio of TMOS-related patents and patent applications and other intellectual property rights that support these joint venture and licensing strategies.  We currently have 14 issued, 1 allowed and 50 pending patent applications worldwide and contemplate obtaining exclusive field-of-use licenses, with the right to sublicense, to complementary technologies from targeted strategic partners and U.S. national laboratories.

Through December 31, 2007, we have been primarily engaged in developing our initial product technology, recruiting personnel, commencing our U.S. operations and raising capital. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2008. We will finance our operations primarily through our existing cash and possible future financing transactions.

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

As of December 31, 2007, we had cash and cash equivalents of $11.7 million.  We believe that our existing capital resources are adequate to finance our operations through December 2008; however our long-term viability is dependent upon successful operation of our business, our ability to develop our manufacturing process, the development of our products and our ability to raise additional debt and equity to meet our business objectives.

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

Revenue Recognition:  We recognize revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). In general, SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectability is reasonably assured.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Years Ending December 31, 2007 and 2006

REVENUES.  Revenues decreased to $0 for the year ended December 31, 2007, as compared to $200,000 for the year ended December 30, 2006, due to the revenues recognized from the work specific to a development contract performed during 2006.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of products or services including internal labor costs. Cost of revenues for the year ended December 31, 2007 and December 31, 2006 was $0.  No cost of revenues was recognized in 2006 as the cost of revenues for that year was expensed in the period incurred prior to 2006 as a component of research and development expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 70% or $2,449,524, to $5,958,687 for the year ended December 31, 2007 from $3,509,163 for the year ended December 31, 2006. The major components of the increase are as follows:

a)  Salaries and benefits increased by approximately $1,343,000 to $3,587,000 for the year ended December 31, 2007 from $2,244,000 for the year ended December 31, 2006, due to a) an increase in the number of selling, general and administrative employees, b) stock compensation expense increased to $1,821,000 for the twelve months ended December 31, 2007 from $731,000 for the twelve months ended December 31, 2006, c) a severance payment paid to the former Executive Chairman of $287,500 in 2007 and d) bonus expense decreased to $281,000 for the twelve months ended December 31, 2007 from $483,000 for the twelve months ended December 31, 2006;

b) Contract labor decreased by approximately $159,000 to $71,000 for the year ended December 31, 2007 from $230,000 for the year ended December 31, 2006;

c) Legal expense increased by approximately $47,000 to $331,000 for the year ended December 31, 2007 from $284,000 for the year ended December 31, 2006;

d) Accounting expense increased by approximately $10,000 to $65,000 for the year ended December 31, 2007 from $55,000 for the year ended December 31, 2006;

e) Office expense increased by approximately $38,000 to $141,000 for the year ended December 31, 2007 from $103,000 for the year ended December 31, 2006;

f) Travel expense increased by approximately $1,000 to $96,000 for the year ended December 31, 2007 from $95,000 for the year ended December 31, 2006; and

g) Depreciation and amortization expense increased by approximately $8,000 to $269,000 for the year ended December 31, 2007 from $261,000 for the year ended December 31, 2006 as a result of an increase in property and equipment during the twelve months ended December 31, 2007.

h) Professional fees for a strategic business advisor totaling approximately $697,000 and $0 for the years ended December 31, 2007 and 2006, respectively, for cash paid and warrants issued for services rendered.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by $1,595,289 during the year ended December 31, 2007 to $4,463,226 from $2,867,937 for the year ended December 31, 2006. The major components of the increase are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $124,000 to $1,539,000 for the year ended December 31, 2007 from $1,415,000 for the year ended December 31, 2006 due to a) an increase in the number of research and development employees, b) stock compensation expense increased to $208,000 for the twelve months ended December 31, 2007 from $183,000 for the twelve months ended December 31, 2006, and c) bonus expense decreased to $178,000 for the twelve months ended December 31, 2007 from $185,000 for the twelve months ended December 31, 2006;

b) Consulting expense attributable to research and development increased by approximately $508,000 to $1,553,000 for the year ended December 31, 2007 from $1,045,000 for the year ended December 31, 2006 primarily due to increased services related to prototype development;

c) Lab expense increased by approximately $685,000 to $787,000 for the year ended December 31, 2007 from $102,000 for the year ended December 31, 2006 primarily due to increased services related to prototype development; and

d) Travel expense attributable to research and development increased by approximately $280,000 to $377,000 for the year ended December 31, 2007 from $97,000 for the year ended December 31, 2006.

OTHER INCOME (EXPENSE).

a) Net decrease in fair value of derivative liabilities decreased to an income of $382,920 for the twelve months ended December 31, 2007 as compared to an income of $462,159 for the twelve months ended December 31, 2006, due to the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006 and the Warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006.   The Warrants are freestanding derivative financial instruments. These derivative liabilities are marked-to-market each quarter with the change in fair value recorded in the income statement.

b) Debt issuance expense increased to $94,189 for the year ended December 31, 2007 as compared to an expense of $50,157 for the year ended December 31, 2006, due to the debt raised in May 2006 and September 2006.

c) Interest expense, net increased to $762,664 for the year ended December 31, 2007 as compared to an interest expense, net of $720,520 for the year ended December 31, 2006 primarily due the payment of interest on the $1,500,000 loan received in May 2006, the amortization of the discount on the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006, the payment of interest on the $900,000 loan received in September 2006, and the amortization of the discount on the Warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006.

NET LOSS.   Net loss increased to $10,895,846 for the year ended December 31, 2007, as compared to $6,485,618 for the year ended December 31, 2006. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the year ended December 31, 2007 was $14,088,058 as compared to a net loss attributable to common stockholders of $6,983,546 for the year ended December 31, 2006. The net loss attributable to common stockholders for the twelve months ended December 31, 2006 and December 31, 2005, includes $3,192,212 and $497,928 of accrued but unpaid preferred stock dividends and amortization of preferred stock discount, respectively.

Comparison of Fiscal Years Ending December 31, 2006 and 2005

REVENUES.  Revenues increased to $200,000 for the year ended December 31, 2006, as compared to $19,689 for the year ended December 30, 2005, due to the revenues recognized from the work specific to a development contract during each of those respective periods.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of products or services including internal labor costs. Cost of revenues for the year ended December 31, 2006 decreased to $0 as compared to $9,844 for the previous year.  No cost of revenues was recognized in 2006 as the cost of such revenues was expensed in the period incurred prior to 2006 as a component of research and development expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the year ended December 31, 2007 increased to $7,745,786 as compared to $4,434,496 used for the year ended December 31, 2006. The increase is primarily a result of increases in research and development spending and general and administrative expenses.

Investing Activities

Cash used for investing activities during the year ended December 31, 2007 amounted to $95,036, as compared to $48,187 used for investing activities for the year ended December 31, 2006 due to our increased spending on computers, furniture, laboratory, metrology and testing equipment in Fiscal 2007.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements of common stock, convertible investor notes, and a preferred stock offering which we closed in December 2004, January 2005, February 2007 and September 2007.

The total net cash provided by financing activities was $19,518,059 for the year ended December 31, 2007, which includes:

•	$2,401,280 payments on notes payable: and
•	$21,919,339 proceeds from the issuance of preferred stock.

The total net cash provided by financing activities was $2,174,486 for the year ended December 31, 2006, which includes:

•	$39,761 payments on notes payable to a related party;
•	$2,176,651 net proceeds from notes payable: and
•	$37,596 for issuance of warrants to placement agent.

Working Capital

As of December 31, 2007, we had a cash balance of $11.7 million.  We project that current cash reserves will sustain our operations at least through December 2008, and we are not aware of any trends or potential events that are likely to impact our short term liquidity through this term.

We are a development stage company and have not experienced significant operations since our formation. We reached a positive working capital position as of the first quarter of 2005 as a result of our financing activities. We have incurred significant operating losses during the years ended December 31, 2002, 2003, 2004, 2005, 2006 and 2007. We intend to utilize a proprietary methodology for development of our displays. Our principal activities, from the beginning of the development stage, have been organizational matters, capital raising activities including issuance of stock, product research and development, fund raising, and market research.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).   The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time period specified. Based on that evaluation, management, including the Principal Executive Officer and the Chief Financial Officer, concluded that as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accurately recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Controls

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles, generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of all of our directors and executive officers as of January 31, 2008. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Title
Reed J. Killion	45	President, Principal Executive Officer and Director
James A. Tassone	44	Chief Financial Officer
B. Tod Cox	38	Vice President Engineering
Dan Van Ostrand	49	Vice President Research & Development

Robert J. Petcavich	53	Vice President and General Manager
Frank DeLape	53	Chairman of the Board
Carl J. Yankowski	59	Director
Rob Broggi	35	Director
Victor Calaba	32	Director
Bernard Marren	72	Director
Bruce Berkoff	47	Director

Biographical information with respect to our executive officers and directors is provided below. There are no family relationships between any of our executive officers or directors.

Reed J. Killion, President, Principal Executive Officer and Director – Mr. Killion is a member of Uni-Pixel’s board of directors and has served as the President and Principal Executive Officer of the Company since September 2004. Mr. Killion is also the Chairman of the Board for Animal Innovations. Mr. Killion is an active Board Member and Trustee of the Texas A&M Research Foundation. Previously Mr. Killion served as UniPixel’s Executive Vice President of Business Development and has been a member of its Board of Directors since April 2002.  Prior to joining UniPixel, Mr. Killion was Vice President of Business Development for LogiCom from 1999 until 2002.  HP/Compaq, Dell, DEC, Siemens, NVIDIA, Vanguard, Atmel, Foxconn, Seiko (SMOS) and DCM Technologies are among the companies Mr. Killion has represented and consulted with over his 20 years in the high tech industry.  Mr. Killion holds a Bachelors Degree in Finance from the University of Mississippi.

James A. Tassone, Chief Financial Officer – Mr. Tassone has been the Chief Financial Officer of Uni-Pixel since he joined the Company in August 2003. Mr. Tassone served as a part-time consultant to the Company from June 2002 to August 2003. Mr. Tassone was appointed Secretary of the Company in January 2005. From June 1999 to August 2003, Mr. Tassone was the Managing Director and Chief Financial Officer of Mindwave Research, Inc., a company he founded in June 1999, and for which he continues to serve on the board of directors. Mindwave Research is a primary market research and consulting company for high technology clients. From 1997 until June 1999, Mr. Tassone was the Director of Research for Reality Research, a subsidiary of CMP Media (a high tech industry-focused publishing company). Prior to Reality Research, Mr. Tassone held management positions at IntelliQuest, Gartner Group, Dataquest, and Comdisco, Inc.  Mr. Tassone has a Bachelors Degree in Finance and Engineering Management from the University of Texas at Austin.

B. Tod Cox, Vice President Engineering – Mr. Cox has been the Vice President Engineering of Uni-Pixel since he joined the Company in December of 2004.  Mr. Cox was at Hewlett-Packard (formerly Compaq) where he served most recently as the Director of Blade Server Engineering leading the initiative to design and deliver enterprise class blade servers.  Mr. Cox’s prior hardware engineering leadership at Compaq resulted in the introduction of numerous products in the company’s server lines.  Mr. Cox holds a BS and an MS in Electrical Engineering from Texas A&M University, an MS in Industrial Engineering from the University of Houston, and an MBA from Rice University.

Dan Van Ostrand, Vice President Research & Development – Mr. Van Ostrand is a co-founder of Uni-Pixel and has served in a Sr. Executive position since its inception in February of 1998.  Mr. Van Ostrand has over twenty-six years experience in corporate operations, project management, systems engineering and systems design and has been involved in the establishment, funding and management of Uni-Pixel.  Since 2004, he has been leading TMOS R&D activities and Intellectual Property development.  As co-owner from 1984 through 1992 of a closely-held company that designed ruggedized VME-based tactical computer systems for the United States Army, he was exposed to and became interested in the design, development and engineering principles of flat panel display technology.  Mr. Van Ostrand was a Systems Engineer from 1980 until 1992 for Informatics General, Magnavox, Teledyne and the Jet Propulsion Laboratory.  He has a BA Degree with a double major in Math and Computer Science from Mid-America Nazarene University.

Robert J. Petcavich, Vice President and General Manager – Dr. Petacavich has been the Vice President and General Manager of Uni-Pixel since he joined the Company in January 2008.   Dr Petcavich was also the cofounder of Health Beacons Inc in Kirkland, Washington a company developing leading edge implantable RFID technology for the medical surgical cancer field. Dr Petcavich was Senior Vice President and CTO of Lumera Corporation (NASDAQ:LMRA) in Bothell, Washington a publicly traded nanotechnology polymer platform bioscience and molecular photonics technology Company. Dr. Petcavich has been the Chairman, CEO and CTO of several advanced materials and medical informatics technology companies. Dr. Petcavich was Vice President of Deposition Technologies Inc from 1982 to 1988 an advanced materials company involved in electro optic and aerospace thin film materials development and manufacturing which was subsequently acquired by Brunswick Defense (NYSE:BC) and Material Sciences Corporation (NYSE:MSC) in 1986. From August 1988 until September 1995, Dr. Petcavich was President and CEO of Alphascribe Express Inc an electronic medical records service enterprise, which was subsequently sold to Rodeer Systems.  Dr. Petcavich was also founder, Chairman and

CTO of Planet Polymer Technologies Inc (Nasdaq:POLY now PLNT) from 1992 until 2002 an advanced materials intellectual property development company merged with Allergy Free Inc of Houston, TX.  Dr. Petcavich was also founder, CEO and Chairman from 1996 until 2001 of Alife Medical Inc a Natural Language Processing software services provider for the medical billing industry now majority owned by Medquist (NASDAQ:MEDQ) a subsidiary of Philips Electronics. Dr. Petcavich was also founder and Board member of Molecular Reflections Inc a MEMS based biotech design and discovery Platform Company as well as Polytronix Inc a custom LCD manufacturer of Richardson Texas. Dr Petcavich has a Ph.D. degree in Polymer Science, a Master of Science Degree in Solid State Science, and a B.S. degree in Chemistry from the Pennsylvania State University, and completed the PMD executive management degree program at Harvard.  Dr. Petcavich holds 24 issued United States patents in fields such as electro optic LCD displays, biotechnology MEMS devices; time released animal neutraceuticals, fruit shelf life extension technology, and handheld wireless devices. Dr. Petcavich is also on the Board of Directors of the College of Science and College of Material Science and Engineering at the Pennsylvania State University and Carbon Nanoprobes Inc in Seattle, Washington.

Frank DeLape, Chairman – Mr. DeLape has served as Uni-Pixel’s Chairman of the Board since November 15, 2004.  Mr. DeLape is Chairman and CEO of Benchmark Equity Group, a company he founded in 1994.   Prior to Benchmark, Mr. DeLape spent 11 years in the executive management roles of managing turnarounds for various companies.  He acted on behalf of the Board of Directors or the sponsoring bank to recapitalize the companies, return them to profitability or maximize cash repayment through an orderly liquidation.  Benchmark provides private equity and debt financings from various funds as well as a syndicate of investors.  Mr. DeLape was a founder and financier of Think New Ideas, a NASDAQ NMS listed company, which later sold for over $300 million.  At Benchmark, Mr. DeLape has formed and been instrumental in the growth of eighteen companies.  Of these, seven became NASDAQ listed, one listed on the American Stock Exchange, three were sold, creating in total over $3 billion in market value.  Mr. DeLape is Founder and Managing General Partner of Trident Growth Fund, a government licensed Small Business Investment Corporation, (SBIC).   Mr. DeLape took control of Isolagen in August 2001 at a value of approximately $10 million.  Over the last three years as Chairman and a major shareholder, Mr. DeLape has listed the company on the American Stock Exchange and raised over $194 million in debt/ equity financings for the company. Most recently Mr. DeLape is serving as Chairman and recently as Executive Chairman of UniPixel and is a major shareholder.  He raised the Company $12.2 million in a Series A Preferred Stock and in February 2007 raised $12 million Series B Convertible Preferred Stock and later in 2007 raised $12 million of Series C Convertible Preferred Stock. Mr. DeLape is currently on the Board of Directors for PolyMedix and serves as the Chairman of the Compensation Committee.  He completed raising PolyMedix $21 million in a Series A Preferred Stock offering in January 2006.  Mr. DeLape also serves as Director, President and CEO of Influmedix.   He is the Chairman and Founder of Six Diamond Resorts International which was formed in March 2007.  Mr. DeLape is a member of the National Association of Corporate Directors.

Carl J. Yankowski, Director – Mr. Yankowski has served as Uni-Pixel’s Director since March 16, 2007.  Mr. Yankowski is the CEO of Ambient Devices, Inc. since August 2007.  Mr. Yankowski was named as Palm, Inc. CEO in December 1999, three months before its $1 Billion + IPO.  He profitably grew the Company to a $2 Billion sales rate, drove unaided awareness to over 65%, and then executed a restructuring after the spring 2001 global economic downturn.  Immediately prior to joining Palm, Mr. Yankowski was CEO of the Reebok Brand, where he led the worldwide Reebok-brand business, a multibillion dollar enterprise that recently merged with Adidas.  During his tenure at Reebok, Mr. Yankowski successfully reorganized the Company for growth, significantly streamlined operations, and improved profitability.  Mr. Yankowski spent over four years at Sony Electronics, Inc. as President and COO where he was responsible for the development and launch of numerous successful products in growing markets and new business categories for Sony, including DVD, CDMA, digital imaging, and VAIO personal computers.  He also oversaw the initial U.S. launch of PlayStation.  Mr. Yankowski led Sony to profitable U.S. revenue growth from $6+ Billion to over $10 Billion, and oversaw a dramatic expansion of U.S. manufacturing.  In an earlier position as Chairman of Polaroid’s Asia Pacific Region, Mr. Yankowski led growth in the business imaging market globally, and set up the Company’s Asia Pacific headquarters.  Mr. Yankowski has held marketing and strategic leadership positions in several other prestigious technology and consumer-products companies, including General Electric Co., Pepsi, Memorex and Procter & Gamble.  Mr. Yankowski earned simultaneous bachelors of Science degrees in electrical engineering materials science and management from Massachusetts Institute of Technology (“MIT”).  He is a Director of Informatica, Avidyne, and several other firms.  He serves or has served on the visiting committee of MIT Media Lab, and on the Boards of the Boston College Carroll School of Business and MIT Sloan School.

Rob Broggi, Director – Mr. Broggi has served as Uni-Pixel’s Director since March 16, 2007. Mr. Broggi is Vice President and Director of Technology, Media and Telecommunications Research at Tudor Investment Corporation. Prior to joining Tudor in 2002, he was an Executive Director at Morgan Stanley where he started the firm’s Institutional Technology Sales group. Mr. Broggi is also a non executive director at Plastic Logic and Netronome Systems, and holds a Bachelor’s Degree from Harvard University.

Victor Calaba, Director – Mr. Calaba has served as Uni-Pixel’s Director since March 16, 2007.  Mr. Calaba joined Tudor Investment Corporation in 2003 and focuses on private equity investments across a variety of industries and growth stages. Mr. Calaba holds a JD from Loyola Law School and a Bachelor’s Degree in economics from UCLA.

Bernard Marren, Director – Mr. Marren has served as Uni-Pixel’s Director since March 16, 2007.  Mr. Marren is currently the President and CEO of OPTi, Inc., a company that licenses intellectual property for logic chips. He is also a Director of Microtune, Inc. and InFocus Corporation.  In a career that spans more than 40 years, Mr. Marren was both a founder of and the top executive with multiple companies that pioneered new semiconductor technologies. He also served as chief executive with a number of high-tech firms, and is widely regarded for his leadership in sales and marketing, engineering and operations. He has been associated in his career with Western Micro Technology, Inc., Silicon Engineering, Inc., INNO COMM Wireless, American MicroSystems, Inc., and Fairchild Semiconductor.   Extending his executive leadership to the electronics industry as a whole, Mr. Marren was a founder and the first President of the Semiconductor Industry Association. He is also a past President and Chairman of the National Electronic Distributors Association and a past President of the Electronic Industry Show Corporation.  Mr. Marren is a graduate of the Illinois Institute of Technology (BSEE).

Bruce Berkoff, Director – Mr. Berkoff has served as Uni-Pixel’s Director since March 16, 2007. Mr. Berkoff is the Chairman of the LCD TV Association which is a global not-for-profit marketing trade association to help “inform, promote, improve, and connect” the entire supply chain involved with the large and growing multibillion dollar LCD TV industry.  Mr. Berkoff is also a Director of LG Display.  Previously, Mr. Berkoff was the CEO and later Chairman of Enuclia Semiconductor, a fab-less semiconductor startup in the HDTV video processor space, and prior to that for 6 year in Seoul Korea he was the Executive Vice-President and Chief Marketing Officer (CMO) of LG.Philips LCD, one of the world’s leading TFT-LCD manufacturers. Before that, Mr. Berkoff served as general manager of Philips Flat Display Systems’ software and electronics business unit in Silicon Valley. He has also held executive management positions at several technology companies, including UMAX Computer Corporation, Radius, and SuperMac Technologies.  Mr. Berkoff is well-known for his visionary keynote addresses, panel chairmanships and other roles at display and electronics industry events, including the Symposium on Information Displays (SID) Business & Investor Conferences, USDC (US Display Consortium) Conferences, DisplayForum Europe, HDTV Forum, Asia SID (ASID), EuroDisplays (ESID), the U.S. Flat Panel Display (US FPD) Conference, the Flat Information Display (FID) Conference and the Consumer Electronics Show (CES) in Las Vegas.   Mr. Berkoff holds undergraduate and graduate degrees in physics and biophysics from Princeton and the University of California, Berkeley, respectively and also has display-related patents both granted and pending in the U.S. and China.

The Board members serve for a period of one year until the next annual meeting of our shareholders. So long as the issued and outstanding shares of our Series B Preferred Stock represent at least 25% of our outstanding equity interests on fully diluted and an as converted basis, the holders of those shares, voting as a separate class, are entitled to elect two members of our Board pursuant to the terms of our certificate of incorporation, as amended.  If and when the issued and outstanding shares of our Series B Preferred Stock represent at least 10% but less than 25% of our outstanding equity interests on fully diluted and an as converted basis, the holders of those shares, voting as a separate class, will be entitled to elect one member of our Board pursuant to the terms of our certificate of incorporation, as amended.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee Financial Expert

We are not currently a listed company within the meaning of Rule 10A-3 of the Exchange Act and, therefore, are not required to have an audit committee or, accordingly, an audit committee financial expert. Nevertheless, our Board of Directors performs the functions of an audit committee and Carl Yankowski, one of our directors, serves in a capacity similar to that of an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the registered class of the Company’s equity securities to file with the SEC reports of ownership and changes in ownership of the Company’s Common Stock. Directors, executive officers and greater than 10% beneficial stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of these reports furnished, management believes that the directors, executive officers and greater than 10% stockholders filed all reports required by Section 16(a) of the Exchange Act with respect to the year ended December 31, 2007 on a timely basis.

Code of Ethics Disclosure

We have adopted a Code of Ethics, a copy of which is filed as an exhibit to our 2005 Annual Report on Form 10K-SB, for our principal executive, financial and accounting officers or persons performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION

Executive Officer Compensation.

The table below summarizes the total compensation paid to or earned by our principal executive officer and each of our three most highly compensated executive officers other than our principal executive officer.  The table also includes Mr.  DeLape, who served as Executive Chairman of the Board of Directors until August 31, 2007 (collectively, the named executive officers).  The amounts represented in the “Option Awards” column reflects the expense recorded by the company pursuant to FAS 123R and does not necessarily equate to the income that will ultimately be realized by the named executive officers for such awards.  For a description of the employment agreements between the company and Messrs. Killion and Tassone, see “Employment Agreements” below.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Bonus (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (4)	Total

Reed J. Killion President (Principal Executive Officer) & Director	2007 2006	$203,979 177,394	$175,000 120,500	$308,721 223,482	— —	— —	$12,000 12,000	$699,700 533,376
James A. Tassone Chief Financial Officer	2007 2006	149,821 135,231	63,000 92,000	138,388 129,730	— —	— —	12,000 12,000	363,209 368,961
B. Tod Cox Vice President Engineering	2007 2006	138,875 103,750	63,000 84,000	115,714 97,297	— —	— —	— —	317,589 285,047
Dan Van Ostrand Vice President Research & Development	2007 2006	135,942 111,295	39,200 30,000	— —	— —	— —	— —	175,142 141,295
Frank DeLape Chairman of Board of Directors	2007 2006	215,625 234,146	— 154,500	439,967 242,877	— —	— —	312,832 18,000	968,424 649,523

(1)           Effective September 16, 2007, the Board of Directors approved an increase to the base salaries of each of Reed J. Killion, President & Director, from $195,000 to $250,000, James A. Tassone, Chief Financial Officer, from $145,000 to $180,000, B. Tod Cox, Vice President Engineering, from $130,000 to $180,000 and Dan Van Ostrand, Vice President Research & Development, from $130,000 to $160,000.

(2)           Amounts reflect the aggregate annual cash bonus earned by each of our named executive officers for fiscal years 2007 and 2006.  The annul cash bonuses for fiscal year 2007 are payable as follows:

Name	Portion Paid in 2007	Portion Payable in 2008
Mr. Killion	$25,000	$150,000

Mr. Tassone	9,000	54,000

Mr. Cox	9,000	54,000

Mr. Van Ostrand	5,600	33,600

(3)           For 2007 and 2006, the amounts reflect the compensation cost recognized in 2007 and 2006, respectively, for stock options in accordance with FAS 123R, which reflects the fair value of all stock-based compensation in earnings based on the related vesting schedule.  For additional information relating to the assumptions made by us in connection with the valuation of these awards for 2007, refer to Note 3 of our financial statements herein.  For additional information relating to the assumptions made by us in connection with the valuation of these awards for 2006, refer to Note 3 of our financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

(4)           Excludes perquisites and other personal benefits unless such compensation was greater than $10,000.  For Mr. Killion and Mr. Tassone, amounts include a car allowance.  For Mr. DeLape, amount includes a one-time severance payment in the amount of $287,500 received in connection with his resignation as Executive Chairman of the Board of Directors, effective August 31, 2007 and a car allowance through August 31, 2007.  Effective September 1, 2007, Mr. DeLape receives $3,333 per month for his position of Chairman of the Board of Directors, which is included in this table.

401(k) Plan

Effective February 2007, the Company created an employee benefit plan available to all full-time employees under Section 401(k) of the Internal Revenue Code (“401(k) plan”). Employees may make contributions up to a specified percentage of their compensation, as defined. The Company is not obligated to make contributions under the 401(k) plan. In addition, the Company did not make any matching employer contribution to the 401(k) Plan in 2007 or 2006.

Employment Agreements

The Company and Mr. Killion, President, entered into an employment agreement dated March 5, 2005, with an initial term ending December 31, 2008, and providing for an initial base salary of $195,000, subject to the right of the Board of Directors to increase his salary from time to time. Mr. Killion is entitled to receive an annual bonus in an amount to be determined by the Board of Directors. If Mr. Killion’s performance satisfies criteria to be established by the Board of Directors, his target bonus will be a percentage of his annual salary. On September 13, 2007, the Board of Directors increased the base salary of Mr. Killion to $250,000 effective September 16, 2007 and determined the target bonus amount to be 100% of base salary. Mr. Killion also received employee stock options to purchase 450,000 shares of common stock at an exercise price of $4.00 per share.  Effective September 5, 2006, the exercise price was lowered to $2.00 per share.  The option has a term of ten years and vests ratably on an annual basis over three years. The agreement also provides Mr. Killion with disability and life insurance benefits, a car allowance and wireless communications benefits. The vesting provisions of the option would accelerate and Mr. Killion would be entitled to a severance payment equal to his base salary for six months, if Mr. Killion were terminated without “Cause,” or if Mr. Killion were to terminate his employment with Uni-Pixel for “Good Reason” (each of the terms as defined in the Agreement).  Mr. Killion receives no additional compensation for serving on our Board of Directors.

The Company and Mr. Tassone, Chief Financial Officer, entered into an employment agreement dated April 15, 2005, with an initial term ending December 31, 2008 and providing for an initial base salary of $145,000, subject to the right of the Board of Directors to increase his salary from time to time. Mr. Tassone is entitled to receive an annual bonus in an amount to be determined by the Board of Directors. If Mr. Tassone’s performance satisfies criteria to be established by the Board of Directors, his target bonus will be a percentage of his annual salary. On September 13, 2007, the Board of Directors increased the base salary of Mr. Tassone to $180,000 effective September 16, 2007 and determined the target bonus amount to be 50% of base salary. The agreement also provides that Mr. Tassone will receive employee stock options to purchase 200,000 shares of common stock at an exercise price of $4.00 per share. Effective September 5, 2006, the exercise price was lowered to $2.00 per share.  The option has a term of ten years and vests ratably on an annual basis over three years. The agreement also provides Mr. Tassone with disability and life insurance benefits, a car allowance and wireless communications benefits. The vesting provisions of the option would accelerate and Mr. Tassone would be entitled to a severance payment equal to his base salary for six months, if Mr. Tassone were terminated without “Cause,” or if Mr. Tassone were to terminate his employment with Uni-Pixel for “Good Reason” (each of the terms as defined in the Agreement).

As of December 31, 2007, there was a $204,000 bonus accrual for Messrs. Killion and Tassone.

Outstanding Equity Awards at December 31, 2007

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Reed J. Killion	300,000	150,000	$2.00	3/15/2015	—	—	—	—

	78,750	731,250	1.45	9/13/2017	—	—	—	—

James A. Tassone	133,334	66,666	2.00	4/19/2015	—	—	—	—

	10,208	94,792	1.45	9/13/2017	—	—	—	—

B. Tod Cox	100,000	50,000	2.00	4/19/2015	—	—	—	—

	18,229	169,271	1.45	9/13/2017	—	—	—	—

Dan Van Ostrand	—	—	—	—	—	—	—	—

Director Compensation

The table below summarizes the total compensation paid to or earned by our directors during 2007. The amounts represented in the “Option Awards” column reflects the expense recorded by the company pursuant to FAS 123R and does not necessarily equate to the income that will ultimately be realized by the director for such awards.   The table does not include Messrs. Killion and DeLape whose compensation is described in the Summary Compensation Table above.

Director Summary Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Bruce Berkoff	$31,667	—	$21,521	—	—	—	$53,188

Rob Broggi	31,667	—	—	—	—	—	31,667

Victor Calaba	31,667	—	—	—	—	—	31,667

Bernard Marren	31,667	—	21,521	—	—	—	53,188

Carl Yankowski	31,667	—	21,521	—	—	—	53,188

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have set forth in the following table certain information regarding our common stock, on an as converted basis, beneficially owned as of January 31, 2008 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each of our directors and named executive officers, and (iii) all executive officers and directors as a group. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days pursuant to options, warrants, conversion privileges and similar rights. At January 31, 2008, we had 22,897,418 issued and outstanding shares of Common Stock, 3,200,000 issued and outstanding shares of Series B Convertible Preferred Stock, which were convertible, as of January 31, 2008, into 16,000,000 shares of our Common Stock, and 892,858 issued and outstanding shares of Series C Convertible Preferred Stock, which were convertible, as of January 31, 2008, into 7,142,864 shares of our Common Stock.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)		Percent of Class
Directors and Officers:
Reed J. Killion	1,146,250	(2)	2.5%
James A. Tassone	528,542	(3)	1.1%
B. Tod Cox	133,854	(4)	0.3%
Dan Van Ostrand	827,500		1.8%
Robert J. Petcavich	41,667	(5)	0.1%
Frank M. DeLape	2,612,800	(6)	5.6%
Carl J. Yankowski	1,168,576	(7)	2.5%
Rob Broggi	—		—%
Victor Calaba	—		—%
Bernard Marren	34,722	(8)	0.1%
Bruce Berkoff	34,722	(9)	0.1%
All Directors and Executive Officers as a Group (11 persons)	6,528,633		14.0%
5% Stockholders:
Tudor Investment Corporation 50 Rowes Wharf 6th Floor Boston, MA 02110	22,839,279	(10)	43.2%
Merrill Lynch Pierce, Fenner & Smith Incorporated 4 World Financial Center Floor 24 New York, NY 10080	10,357,153	(11)	21.0%

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

(2)	Includes options to purchase 596,250 shares of Common Stock exercisable within 60 days from January 31, 2008.

(3)	Includes options to purchase 152,292 shares of Common Stock exercisable within 60 days from January 31, 2008.

(4)	Includes options to purchase 133,854 shares of Common Stock exercisable within 60 days from January 31, 2008.

(5)	Includes options to purchase 41,667 shares of Common Stock exercisable within 60 days from January 31, 2008.

(6)

Includes 900,300 shares of Common Stock owned by Benchmark Equity Group of which Frank M. DeLape is the Chief Executive Officer and sole owner; 312,500 shares of Common Stock held by Lakeview Investment Trust, a United States trust fund, of which Mr. DeLape’s children are the beneficiaries and Mr. DeLape is the Trustee; 400,000 shares of Common Stock owned by Magnolia Growth Trust and Mr. DeLape is the Trustee; 200,000 shares of Common Stock owned by Alexander C. DeLape Beehive Trust and Mr. DeLape is the Trustee; and 200,000 shares of Common Stock owned by Brianna N DeLape Trust and Mr. DeLape is the Trustee. Also consists of options to purchase 600,000 shares of Common Stock exercisable within 60 days from January 31, 2008.

(7)	Includes options to purchase 1,168,576 shares of Common Stock exercisable within 60 days from January 31, 2008.

(8)	Includes options to purchase 34,722 shares of Common Stock exercisable within 60 days from January 31, 2008.

(9)	Includes options to purchase 34,722 shares of Common Stock exercisable within 60 days from January 31, 2008.

(10)

Includes 2,409,526.40 shares of our Series B Preferred Stock held by The Raptor Global Portfolio; 500,499.20 shares of our Series B Preferred Stock held by The Tudor BVI Global Portfolio Ltd.; 267,475.20 shares of our Series B

Preferred Stock held by Tudor Proprietary Trading, LLC; and 20,499.20 shares of our Series B Preferred Stock held by The Altar Rock Fund L.P.  On an as-converted to Common Stock basis, these shares of Series B Preferred Stock convert into 16,000,000 shares of our Common Stock.  Also consists of warrants to purchase 6,839,279 shares of Common Stock exercisable within 60 days from January 31, 2008.

(11)

Includes 892,858 shares of our Series C Preferred Stock.  On an as-converted to Common Stock basis, these shares of Series C Preferred Stock convert into 7,142,864 shares of our Common Stock.  Also consists of warrants to purchase 3,214,289 shares of Common Stock exercisable within 60 days from January 31, 2008.

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

ITEM 13. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Real-Estateforlease.com, Inc. (1)
3.2	Amended and Restated Bylaws of Uni-Pixel, Inc. (1)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Uni-Pixel, Inc. (10)
4.1	Certificate of Designations of Real-Estateforlease.com, Inc. Series A Convertible Preferred Stock (1)
4.2	Junior Subordinated Unsecured Promissory Note (1)
4.3	Common Stock Purchase Warrant No. 1 (1)
4.4	Common Stock Purchase Warrant No. 2 (1)
4.5	Common Stock Purchase Warrant No. 3 (1)
4.6	Form of Common Stock certificate (6)
4.7	Uni-Pixel, Inc. 12% Senior Secured Convertible Debenture No. 1 issued to Trident Growth Fund, L.P., dated May 24, 2006. (7)
4.8	Uni-Pixel, Inc. 12% Senior Secured Convertible Debenture No. 1 issued to CapSource Fund, L.P., dated May 24, 2006. (7)
4.9	Common Stock Purchase Warrant No. 1 issued to Trident Growth Fund, L.P., dated May 24, 2006. (7)
4.10	Common Stock Purchase Warrant No. 1 issued to CapSource Fund, L.P., dated May 24, 2006. (7)
4.11	Uni-Pixel, Inc. 10% Senior Unsecured Convertible Debenture dated September 12, 2006. (8)
4.12	Common Stock Purchase Warrant dated September 12, 2006. (8)
4.13	Certificate of Designations of the Series B Preferred Stock (Par Value $0.001 Per Share) of Uni-Pixel, Inc., as filed on February 13, 2007. (11)
4.14	Certificate of Designations of the Series C Preferred Stock (Par Value $0.001 Per Share) of Uni-Pixel, Inc., as filed on September 28, 2007. (13)
4.15	Amended and Restated Certificate of Designations of the Series B Preferred Stock (Par Value $0.001 Per Share) of Uni-Pixel, Inc., as filed on September 28, 2007. (13)
10.1	Cancellation and Transfer Agreement (1)
10.2	Placement Agent Agreement (1)
10.3	Uni-Pixel Display, Inc. Lock-Up Agreement (1)
10.4	Consulting Agreement (1)
10.5	Office Lease Agreement for Synergy North By and Between First Metro Limited Partnership (“Landlord”) and Uni-Pixel Displays, Inc. (“Tenant”) (1)
10.6	Employee Intellectual Property Assignment and Nondisclosure Agreement (1) (5)
10.7	Uni-Pixel, Inc. 2005 Stock Incentive Plan (1) (5)
10.8	Uni-Pixel, Inc. 2005 Stock Incentive Plan — Notice of Stock Option Award (1) (5)
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
10.21

Securities Purchase Agreement dated as of February 13, 2007, by and among Uni-Pixel, Inc., The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio Ltd., Tudor Proprietary Trading, L.L.C. and The Altar Rock Fund L.P. (11)

10.22

Investors’ Rights Agreement dated as of February 13, 2007, by and among Uni-Pixel, Inc., The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio Ltd., Tudor Proprietary Trading, L.L.C. and The Altar Rock Fund L.P. (11)

10.23	Form of Warrant dated as of February 13, 2007. (11)
10.24	Severance Agreement between Uni-Pixel, Inc. and Frank DeLape dated September 11, 2007. (5) (12)
10.25	Securities Purchase Agreement dated as of September 28, 2007, by and among Uni-Pixel, Inc. and Merrill Lynch Pierce, Fenner & Smith Incorporated. (13)
10.26	Investors’ Rights Agreement dated as of September 28, 2007, by and among Uni-Pixel, Inc. and Merrill Lynch Pierce, Fenner & Smith Incorporated. (13)
10.27	Form of Warrant dated as of September 28, 2007. (13)
14	Code of Ethics (6)
21	Subsidiaries (6)
31.1	Certification of the President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (14)
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (14)
32.1	Certification of the President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)

(1)	Previously filed as an exhibit to the Company’s Form 10-SB, filed on February 18, 2005, and incorporated by reference hereto.
(2)	Previously filed as an exhibit to the Company’s Amendment#1 Form 10-SB, filed on April 1, 2005, and incorporated by reference hereto.
(3)	Previously filed as an exhibit to the Company’s Amendment#2 Form 10-SB, filed on April 27, 2005, and incorporated by reference hereto.
(4)	Previously filed as an exhibit to the Company’ Form 10-QSB, filed on November 10, 2005, and incorporated by reference hereto.
(5)	Management contract or compensation plan or arrangement
(6)	Previously filed as an exhibit to the Company’ Form 10-KSB, filed on March 28, 2006, and incorporated by reference hereto
(7)	Previously filed as an exhibit to the Company’ Form 10-QSB, filed on August 14, 2006, and incorporated by reference hereto.
(8)	Previously filed as an exhibit to the Company’ Form 10-QSB, filed on November 13, 2006, and incorporated by reference hereto.
(9)	Previously filed as an exhibit to the Company’s Form 8-K, filed on May 31, 2006, and incorporate by reference hereto.
(10)	Previously filed as an exhibit to the Company’s Form 8-K, filed on February 6, 2007, and incorporate by reference hereto.
(11)	Previously filed as an exhibit to the Company’s Form 8-K, filed on February 16, 2007, and incorporate by reference hereto.
(12)	Previously filed as an exhibit to the Company’s Form 8-K, filed on September 20, 2007, and incorporate by reference hereto.
(13)	Previously filed as an exhibit to the Company’s Form 8-K, filed on October 2, 2007, and incorporate by reference hereto.
(14)	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by PMB Helin Donovan, LLP (“PMB”), previously known as Helin, Donovan, Trubee & Wilkinson, LLP, for professional services rendered for the audit of our annual consolidated financial statements during the fiscal year ended December 31, 2007, and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-QSB for that fiscal year were $51,075.  The aggregate fees billed by PMB for professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-QSB during the fiscal year ended December 31, 2006, were $27,000.  These fees include fees billed for professional services rendered by PMB for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Related Fees

PMB did not bill us for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended December 31, 2007, or the fiscal year ended December 31, 2006, that are not included under Audit Fees above.

Tax Fees

PMB billed $5,000 and $6,000 for the fiscal years ended December 31, 2007 and 2006, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

Other Fees

PMB did not perform any services for us or charge any fees other than the services described above for either the fiscal year ended December 31, 2007, or the fiscal year ended December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

By:	/s/ JAMES A. TASSONE
James A. Tassone, Chief Financial Officer and Principal Accounting Officer

Date:	March 6, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ REED J. KILLION	President, Principal Executive Officer and Director	March 6, 2008
Reed J. Killion

/s/ JAMES A. TASSONE	Chief Financial Officer	March 6, 2008
James A. Tassone

/s/ B. TOD COX	Vice President Engineering	March 6, 2008
B. Tod Cox

/s/ DAN VAN OSTRAND	Vice President Research & Development	March 6, 2008
Dan Van Ostrand

/s/ ROBERT J. PETCAVICH	Vice President and General Manager	March 6, 2008
Robert J. Petcavich

/s/ FRANK M. DELAPE	Chairman of the Board	March 6, 2008
Frank M. DeLape

/s/ CARL J. YANKOWSKI	Director	March 6, 2008
Carl J. Yankowski

/s/ ROB BROGGI	Director	March 6, 2008
Rob Broggi

/s/ VICTOR CALABA	Director	March 6, 2008
Victor Calaba

/s/ BERNARD MARREN	Director	March 6, 2008
Bernard Marren

/s/ BRUCE BERKOFF	Director	March 6, 2008
Bruce Berkoff

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OF UNI-PIXEL, INC.

Report of Independent Registered Public Accounting Firm	45

Consolidated Balance Sheets, December 31, 2007 and 2006	46

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and the cumulative period from February 17, 1998 (date of inception) to December 31, 2007	47

Consolidated Statements of Shareholders’ Equity (Deficit) for the period February 17, 1998 (date of inception) to December 31, 2007	48

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and the cumulative period from February 17, 1998 (date of inception) to December 31, 2007	49

Notes to Consolidated Financial Statements	50

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Uni-Pixel, Inc.

We have audited the accompanying consolidated balance sheets of Uni-Pixel, Inc. (the Company) (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and 2006, and the period from inception (February 17, 1998) through December 31, 2007. The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uni-Pixel, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and the period from inception (February 17, 1998) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

For the period from inception (February 17, 1998) through December 31, 2007, the Company has a deficit accumulated during the development stage of approximately $32.9 million.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

February 27, 2008
Houston, Texas

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2007	December 31, 2006

ASSETS
Current assets
Cash and cash equivalents	$11,697,425	$20,188
Current portion of restricted cash	—	5,123
Deferred loan costs, net	—	94,189
Prepaid expenses	23,672	16,965

Total current assets	11,721,097	136,465

Property and equipment, net of accumulated depreciation of $725,338 and $464,564, at December 31, 2007 and 2006, respectively	455,108	641,385
Restricted cash, less current portion	34,877	34,877

Total assets	$12,211,082	$812,727

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$526,959	$428,733
Accrued expenses	405,996	668,000
Deferred revenue	33,333	33,333
Derivative liabilities for Warrants	—	943,288
Current portion of note payable, net of unamortized discounts of $0 and $955,419 at December 31, 2007 and 2006, respectively	—	1,448,571

Total current liabilities	966,288	3,521,925

Note payable, less current portion	—	9,487

Total liabilities	966,288	3,531,412

Commitments and contingencies (Note 7)	—	—

Redeemable convertible Series B Preferred stock, $0.001 par value; $3.75 liquidation preference; 3,200,000 shares authorized, 3,200,000 and 0 issued and outstanding at December 31, 2007 and December 31, 2006, respectively, less unamortized discount of $6,103,743 at December 31, 2007	6,713,531	—

Redeemable convertible Series C Preferred stock, $0.001 par value; $11.20 liquidation preference; 892,858 shares authorized, 892,858 and 0 issued and outstanding at December 31, 2007 and December 31, 2006, respectively, less unamortized discount of $7,238,324 at December 31, 2007	2,887,043	—

Shareholders’ equity (deficit)
Preferred stock, Series A, $0.001 par value; $3.50 liquidation preference; 10,000,000 shares authorized, 0 and 2,369,451 issued and outstanding at December 31, 2007 and 2006, respectively	—	2,369
Common stock, $0.001 par value; 100,000,000 shares authorized, 22,897,418 and 16,311,973 issued and outstanding at December 31, 2007 and 2006, respectively	22,897	16,312
Additional paid-in capital	34,512,298	18,798,407
Accumulated deficit during development stage	(32,890,975)	(21,535,773)

Total shareholders’ equity (deficit)	1,644,220	(2,718,685)

Total liabilities and shareholders’ equity (deficit)	$12,211,082	$812,727

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31,		Cumulative Period from February 17, 1998 (date of inception) to December 31,
	2007	2006	2007

Development contract revenue	$—	$200,000	$1,158,201

Cost of development contract revenue	—	—	456,648

Gross margin	—	200,000	701,553

Selling, general and administrative expenses	5,958,687	3,509,163	16,348,607
Research and development	4,463,226	2,867,937	14,292,349

Operating loss	(10,421,913)	(6,177,100)	(29,939,403)

Other income (expense)
Net decrease in fair value of derivative liability	382,920	462,159	845,079
Other income	—	—	886,886
Debt issuance expense	(94,189)	(50,157)	(644,346)
Interest expense, net	(762,664)	(720,520)	(2,272,465)

Net loss	$(10,895,846)	$(6,485,618)	$(31,124,249)

Preferred stock dividends and amortization of discount	(3,192,212)	(497,928)	(4,499,582)
Net loss attributable to common shareholders	$(14,088,058)	$(6,983,546)	$(35,623,831)

Per share information
Net loss – basic and diluted	$(0.60)	$(0.40)	$(3.80)
Preferred stock dividends and amortization of discount	(0.17)	(0.04)	(0.55)
Net loss attributable to common shareholders – basic and diluted	$(0.77)	$(0.44)	$(4.35)

Weighted average number of basic and diluted common shares outstanding	18,255,742	16,032,591	8,182,821

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Series A Preferred Stock						Accumulated Deficit During Development Stage	Total Shareholders’ Equity (Deficit)
	Number		Common Stock		Additional	Deferred
	of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Stock-Based Compensation
Founder shares issued at inception at February 17, 1998	—	$—	4,500,000	$4,500	$(500)	$—	$—	$4,000
Stock issued during 1999 (prices ranging from $0.50 - $0.62 per share)	—	—	180,000	180	183,820	—	—	184,000
Stock issued during 2000 (prices ranging from $11.34 - $17.00 per share)	—	—	63,750	64	956,186	—	—	956,250
Stock issued during 2001 (prices ranging from $10.00 - $17.00 per share)	—	—	28,176	28	404,227	—	—	404,255
Stock issued during 2002 (prices ranging from $2.00 - $10.00 per share)	—	—	157,327	157	353,783	—	—	353,940
Deferral of stock-based compensation	—	—	—	—	1,100,000	(1,100,000)	—	—
Amortization of stock-based compensation	—	—	—	—	—	206,250	—	206,250
Net loss	—	—	—	—	—	—	(3,968,540)	(3,968,540)
Balance, December 31, 2002	—	$—	4,929,253	$4,929	$2,997,516	$(893,750)	$(3,968,540)	$(1,859,845)
Stock issued during 2003 (prices ranging from $1.00 - $2.00 per share)	—	—	210,827	211	263,943	—	—	264,154
Amortization of stock-based compensation	—	—	—	—	—	275,000	—	275,000
Warrants issued	—	—	—	—	500,000	—	—	500,000
Net loss	—	—	—	—	—	—	(2,492,123)	(2,492,123)
Balance, December 31, 2003	—	$—	5,140,080	$5,140	$3,761,459	$(618,750)	$(6,460,663)	$(3,312,814)
Issuance of common stock for services	—	—	738,309	738	316,975	—	—	317,713
Conversion of note payable for common stock	—	—	51,008	51	95,052	—	—	95,103
Exercise of stock options	—	—	1,490,000	1,490	28,310	—	—	29,800
Exercise of warrants	—	—	512,500	513	34,487	—	—	35,000
Amortization of stock-based compensation	—	—	—	—	—	618,750	—	618,750
Conversion of bridge loans	256,643	257	850,625	851	1,834,242	—	—	1,835,350
Issuance of preferred stock	2,565,000	2,565	—	—	7,646,765	—	—	7,649,330
Issuance of common stock for net assets of REFL	—	—	1,100,808	1,101	(1,101)	—	—	—
Issuance of common stock for net assets of Gemini	—	—	2,917,250	2,917	26,255	—	—	29,172
Net loss	—	—	—	—	—	—	(2,315,332)	(2,315,332)
Balance, December 31, 2004	2,821,643	$2,822	12,800,580	$12,801	$13,742,444	$—	$(8,775,995)	$4,982,072
Issuance of preferred stock	930,000	930	—	—	2,798,370	—	—	2,799,300
Conversion of preferred stock into common stock and payment of preferred stock dividend	(1,222,499)	(1,223)	2,594,477	2,594	260,296	—	(261,667)	—
Issuance of preferred stock for dividends	156,507	157	—	—	547,618	—	(547,775)	—
Net loss	—	—	—	—	—	—	(4,966,790)	(4,966,790)
Balance, December 31, 2005	2,685,651	$2,686	15,395,057	$15,395	$17,348,728	$—	$(14,552,227)	$2,814,582
Conversion of preferred stock into common stock and payment of preferred stock dividend	(450,317)	(451)	916,916	917	28,039	—	(28,505)	—
Stock compensation expense	—	—	—	—	914,755	—	—	914,755
Issuance of warrants to placement agent	—	—	—	—	37,596	—	—	37,596
Issuance of preferred stock for dividends	134,117	134	—	—	469,289	—	(469,423)	—
Net loss	—	—	—	—	—	—	(6,485,618)	(6,485,618)
Balance, December 31, 2006	2,369,451	$2,369	16,311,973	$16,312	$18,798,407	$—	$(21,535,773)	$(2,718,685)
Conversion of preferred stock into common stock and payment of preferred stock dividend	(2,369,451)	(2,369)	6,545,445	6,545	455,180	—	(459,356)	—
Stock compensation expense	—	—	—	—	2,029,326	—	—	2,029,326
Issuance of warrants to consultants	—	—	—	—	297,891	—	—	297,891
Issuance of warrants to Series B Preferred Stock Investors	—	—	—	—	3,715,602	—	—	3,715,602
Intrinsic value of beneficial conversion option on Series B Preferred Stock	—	—	—	—	3,715,602	—	—	3,715,602
Issuance of common stock for services	—	—	40,000	40	52,360	—	—	52,400
Issuance of warrants to Series C Preferred Stock Investors	—	—	—	—	3,809,644	—	—	3,809,644
Intrinsic value of beneficial conversion option on Series C Preferred Stock	—	—	—	—	3,809,644	—	—	3,809,644
Amortization of discount of Series B Preferred Stock	—	—	—	—	(1,300,460)	—	—	(1,300,460)
Amortization of discount of Series C Preferred Stock	—	—	—	—	(380,964)	—	—	(380,964)
Series B Preferred Stock dividends	—	—	—	—	(844,274)	—	—	(844,274)
Series C Preferred Stock dividends	—	—	—	—	(206,028)	—	—	(206,028)
Reclassification of derivative liabilities to equity	—	—	—	—	560,368	—	—	560,368
Net loss	—	—	—	—	—	—	(10,895,846)	(10,895,846)
Balance, December 31, 2007	—	$—	22,897,418	$22,897	$34,512,298	$—	$(32,890,975)	$1,644,220

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31,		Cumulative Period from February 17, 1998 (date of inception) to December 31,
	2007	2006	2007
Cash flows from operating activities
Net loss	$(10,895,846)	$(6,485,618)	$(31,124,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest forgiven	—	—	(91,421)
Interest earned, but not received	—	6,297	—
Employee compensation notes payable forgiven	—	—	(795,465)
Depreciation and amortization	269,146	260,854	801,457
Stock issued for services	52,400	—	512,462
Stock compensation expense	2,029,326	914,755	2,944,081
Non-cash compensation expense	—	—	1,100,000
Amortization of debt issuance costs	94,189	50,157	644,346
Amortization of discounts on notes payable	955,389	525,059	1,480,448
Net decrease in fair value of derivatives	(382,920)	(462,157)	(845,077)
Issuance of warrants to consultants	297,891	—	297,891
Change in operating assets and liabilities:
(Increase) decrease in cash restricted for note payable and lease obligations	5,123	260,000	(34,877)
Increase in prepaid expenses and other current assets	(6,706)	(144,346)	(168,017)
Increase in accounts payable	98,226	149,982	526,954
Increase in accrued interest payable	—	—	180,943
Increase (decrease) in accrued expenses and other liabilities	(262,004)	657,188	1,201,461
Increase (decrease) in deferred revenue	—	(166,667)	33,333
Net cash used in operating activities	(7,745,786)	(4,434,496)	(23,335,730)

Cash flows from investing activities
Purchase of property and equipment	(95,036)	(48,187)	(1,228,774)
Proceeds from the sale of property and equipment	—	—	27,792
Purchases of patents, trademarks and organization costs	—	—	(67,748)
Net cash used in investing activities	(95,036)	(48,187)	(1,268,730)

Cash flows from financing activities
Proceeds from notes payable to related party	—	—	115,103
Payments on notes payable to related party	—	(39,761)	(164,328)
Proceeds from convertible notes payable	—	—	3,390,000
Payments on convertible notes payable	—	—	(1,470,672)
Net proceeds (repayments) from notes payable	(2,401,280)	2,176,651	(62,833)
Issuance of warrants to placement agent	—	37,596	37,596
Proceeds from the issuance of preferred stock, net	21,919,339	—	32,367,969
Proceeds from the issuance of common stock, net	—	—	2,089,050
Net cash provided by financing activities	19,518,059	2,174,486	36,301,885

Net increase (decrease) in cash and cash equivalents	11,677,237	(2,308,197)	11,697,425
Cash and cash equivalents, beginning of period	20,188	2,328,385	—
Cash and cash equivalents, end of period	$11,697,425	$20,188	$11,697,425

Supplemental disclosures of cash flow information:
Cash paid for interest	$134,434	$84,300	$960,727
Cash paid for income taxes	$—	—	—
Interest capitalized into notes payable	$—	—	8,250
Debt issuance cost for warrant issued	$—	$—	$500,000
Preferred stock dividend and amortization of discount	$3,192,212	$497,928	$4,499,582
Conversion of notes payable for preferred stock	$—	$—	$898,250
Conversion of notes payable for common stock	$—	$—	$980,103
Stock issued for services	$52,400	$—	$1,612,462
Stock issued for interest	$—	$—	$81,272
Reclassification of derivatives to equity	$560,368	$—	$560,368
Intrinsic value of beneficial conversion options on Preferred Stock	$7,525,246	$—	$7,525,246
Issuance of warrants to Preferred Stock investors	$7,525,246	$—	$7,525,246

The accompanying notes are an integral part of these consolidated financial statements.

UNI-PIXEL, INC.

(A Development Stage Company)

Notes to the Audited Consolidated Financial Statements

Note 1 – Basis of Presentation, Business and Organization

Uni-Pixel, Inc., a Delaware corporation, is the parent company of Uni-Pixel Displays, Inc., its wholly-owned operating subsidiary.  As used herein, “Uni-Pixel,” “we,” “us,” and “our” refer to Uni-Pixel, Inc. and Uni-Pixel Displays, Inc.  Our common stock, par value $0.001 per share, is quoted on the Over the Counter — Bulletin Board (“OTCBB”) under the ticker symbol “UNXL.”

Uni-Pixel is a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. As of December 31, 2007, we had accumulated a total deficit of $32.9 million from operations in pursuit of this objective.

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

Through December 31, 2007, we have been primarily engaged in developing our initial product technology, recruiting personnel, commencing our U.S. operations and raising capital. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2008. We will finance our operations primarily through our existing cash and possible future financing transactions.

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

As of December 31, 2007, we had cash and cash equivalents of $11.7 million.  We believe that our existing capital resources are adequate to finance our operations until December 2008.  However, our long-term viability is dependent upon successful operation of our business, our ability to develop our manufacturing process, our ability to sign partnership agreements, the development of our products and our ability to raise additional debt and equity to meet our business objectives.

Acquisition and merger and basis of presentation

Uni-Pixel was originally incorporated in the State of Nevada as Super Shops, Inc. On November 15, 1999, Super Shops and its sister companies filed an amended petition under Chapter 11 of the United States Bankruptcy Code. On July 31, 2000, the court approved Super Shops’ Amended Joint Plan of Reorganization. On October 13, 2000, and in accordance with the Plan of Reorganization, the management of Super Shops changed its state of incorporation from Nevada to Delaware by merging with and into NEV Acquisition Corp., a Delaware corporation formed solely for the purpose of effecting the reincorporation.

On June 13, 2001, Real-Estateforlease.com, Inc., a Delaware corporation, merged with and into NEV Acquisition Corp.  Following the merger, NEV Acquisition Corp. changed its name to Real-Estateforlease.com, Inc.  Real-Estateforlease.com, Inc. was incorporated on May 24, 2001, in the State of Delaware to serve as a business-to-business internet information intermediary providing turnkey marketing services to facilitate the leasing of commercial real estate properties.

Pursuant to the Agreement and Plan of Merger between NEV Acquisition Corp. and Real-Estateforlease.com, Inc., the sole stockholder and founder of Real-Estateforlease.com, Inc. exchanged his equity ownership interest in Real-Estateforlease.com, Inc. for 9,500,000 shares (or approximately 96%) of NEV Acquisition Corp.’s common stock. At the time of the merger between Real-Estateforlease.com, Inc. and NEV Acquisition Corp., Real-Estateforlease.com, Inc. had no operations and essentially no assets. Efforts by Real-Estateforlease.com, Inc. to implement its business plan ceased in June 2002.

Our wholly owned subsidiary, Uni-Pixel Displays, Inc. was originally incorporated as Tralas Technologies, Inc., a Texas corporation, on February 17, 1998. Tralas Technologies, Inc. changed its name to Uni-Pixel Displays, Inc. during 2001. On December 7, 2004, Real-Estateforlease.com, Inc. entered into a merger agreement with Uni-Pixel Displays, Inc. and certain other parties pursuant to which Uni-Pixel Displays, Inc. became a wholly-owned subsidiary of Real-Estateforlease.com, Inc. At the time of this merger, Real-Estateforlease.com, Inc. had no operations and no material assets or liabilities.  Pursuant to the merger, we changed our name from Real-Estateforlease.com, Inc. to Uni-Pixel, Inc. at the annual meeting of our stockholders held in January 2005.

Uni-Pixel, Inc. is now the parent company of our wholly-owned operating subsidiary, Uni-Pixel Displays, Inc.

The consolidated financial statements presented in this annual report include Uni-Pixel, Inc. and our wholly-owned subsidiary, Uni-Pixel Displays, Inc. All significant intercompany transactions and balances have been eliminated. Uni-Pixel Displays, Inc. was, for accounting purposes, the surviving entity of the merger, and accordingly for the periods prior to the merger, the consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of Uni-Pixel Displays, Inc.  The assets, liabilities, operations and cash flows of Real-Estateforlease.com, Inc. are included in the consolidated financial statements from December 10, 2004 onward.

Note 2 -      Liquidity

Uni-Pixel has sustained losses and negative cash flows from operations since its inception (February 17, 1998). The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations.

On February 13, 2007, the Company raised $12 million in a private placement of its Series B Convertible Preferred Stock (see Note 8) and on September 28, 2007, the Company raised an additional $10 million in a private placement of its Series C Convertible Preferred Stock (see Note 8), which management believes will enable the Company to continue operations until December 2008.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks. The amounts held in these banks exceed the insured limit of $100,000 from time to time and exceeded that balance at December 31, 2007 and December 31, 2006 by $11,279,525 and $7,411, respectively.  The terms of these deposits are on demand to minimize risk.  We have not incurred losses related to these deposits.

Restricted cash

As of December 31, 2007 and December 31, 2006, we had restricted cash of $34,877 and $40,000, respectively.  These amounts secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas at both December 31, 2007 and December 31, 2006.  The restricted cash has been segregated into current and long-term classifications based on its anticipated liquidation.

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

We utilize the Black-Scholes option-pricing model to determine the fair value of our freestanding derivative instruments. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments’ expected remaining life. We also determined a fair value for our various embedded derivatives within our $1.5 million and $0.9 million convertible notes by using a layered discounted probability-weighted cash flow model.  The fair value of the derivatives were reclassified to additional paid in capital in February 2007. The assumptions used in both modeling techniques required significant management judgment and estimates of future fluctuation in stock price as well as changes in future interest rates. The reader should reference Note 5 for further details in regards to our derivative liabilities.

Revenue recognition

We recognize revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). In general, SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectability is reasonably assured.

Revenue from licenses and other up front fees are recognized on a ratable basis over the term of the respective agreement.

Revenue from development contracts are recognized when the contract is completed and collectability is reasonably assured.  Deferred revenue on these contracts of $33,333 at December 31, 2007 and December 31, 2006, respectively, consists of a development contract to produce and deliver a prototype device.   During the first quarter ended March 31, 2006, the Company fulfilled its obligation with a customer in providing a product prototype, and has released deferred income of $200,000 into earned revenues during the period.  The costs incurred with this prototype were incurred in prior periods as a component of research and development expenses.

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

Total compensation expense recognized for options was approximately $2.0 million and $0.9 million for the twelve months ended December 31, 2007 and December 31, 2006, respectively.

A summary of the changes in the total stock options outstanding during the twelve months ended December 31, 2007 follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	3,661,667	$1.59
Granted	2,062,500	1.41
Forfeited or expired	(1,011,667)	1.26
Exercised	—	—
Outstanding at December 31, 2007	4,712,500	$1.58
Vested and exercisable at December 31, 2007	2,560,939	$1.65

The fair value of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Year ended December 31, 2007	Year ended December 31, 2006
Expected life (years)	5 years	5 years
Interest rate	4.52 to 5.10%	5.00%
Dividend yield	—	—
Volatility	82.12%	63.74%
Forfeiture rate	—	—

At December 31, 2007, there was $1.9 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.34 years.  There were 1,890,647 options that became vested during the twelve months ended December 31, 2007.

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

At December 31, 2007, options and warrants to purchase 18,558,968 shares of common stock at exercise prices ranging from $1.10 to $2.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

Fair Value of Financial Instruments

Our financial instruments consist of accounts receivable, accounts payable, notes payable, and derivative liabilities. The fair values of these assets and liabilities, in the opinion of Company’s management, reflect their respective carrying amounts.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations - Revised 2007. SFAS 141 R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of analyzing the effects SFAS 141R will have on the Company’s financial statements.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Note 4 – Property and Equipment

A summary of the components of property and equipment at December 31:

	Estimated Useful Lives	2007	2006
Research and development equipment	3 to 5 years	$788,326	$715,712
Leasehold improvements	5 years	210,086	210,086
Computer equipment	5 years	97,740	86,485
Office equipment	3 to 5 years	84,294	73,575
Automobile	5 years	—	20,091
		1,180,446	1,105,949
Accumulated depreciation		(725,338)	(464,564)
Property and equipment, net		$455,108	$641,385

Depreciation and amortization expense of property and equipment, organizational and patent costs for the years ended December 31, 2007 and 2006 and the period from inception (February 17, 1998) through December 31, 2007 was $0.3 million, $0.3 million, and $0.8 million, respectively.

Note 5 – Notes Payable

                Note payables consist of the following:

	December 31, 2007	December 31, 2006
Vehicle secured note payable	—	13,477
Secured convertible note payable	—	1,500,000
Unsecured convertible note payable	—	900,000

Notional balances	—	2,413,477
Less: unamortized discount	—	955,419
Less: current portion	—	1,448,571
Notes payable, long-term portion	$—	$9,487

During 2005, the Company entered into a note payable agreement to purchase a vehicle with an original balance of $20,092, that is repayable in monthly installments of principal and interest of $391 at 6.31% per annum and matures March 2010. The vehicle was sold in the second quarter of 2007.  This note payable had an outstanding balance of $0 at December 31, 2007 and $13,477 at December 31, 2006.

Secured convertible notes -

On May 26, 2006, Uni-Pixel, Inc. entered into Securities Purchase Agreements with Trident Growth Fund, L.P. and CapSource Fund, L.P. pursuant to which Uni-Pixel issued 12% Senior Secured Convertible Debentures (the “Convertible Notes”) for the principal amount of $1,500,000.  The Convertible Notes were paid in full in February 2007.

The components of the Convertible Notes at inception and at December 31, 2006 were as follows:

Convertible Notes at Inception (May 24, 2006) -

As a result of the contract provisions, the Convertible Notes balance at Inception (May 24, 2006) was adjusted as follows:

Notional balance of Convertible Notes at May 24, 2006	$1,500,000
Adjustments:
Discount for derivative liability - Warrant	(1,298,031)
Discount for deferred loan costs paid to Trident and CapSource on Convertible Notes	(75,000)

Convertible Notes balance, net of unamortized discount at May 24, 2006	$126,969

Convertible Notes at December 31, 2006 -

The Convertible Notes balance on the consolidated balance sheet as of December 31, 2006 is comprised of the following:

Notional balance of Convertible Notes at December 31, 2006	$1,500,000
Adjustments:
Unamortized discount	(876,896)

Convertible Notes balance, net of unamortized discount at December 31, 2006	$623,104

Common stock purchase warrants

In connection with the Securities Purchase Agreement, both Trident Growth Fund, L.P. and CapSource Fund, L.P. received Common Stock Purchase Warrants (the “May Warrants”) to purchase a number of shares of our Common Stock subject to adjustments as follows: 750,000 divided by the lesser of (a) $1.75 per share or (b) 70% of the average price per share of the Common Stock and Common Stock Equivalents sold to any Person in the first Qualifying Transaction to be consummated following the Original Issue Date, all as defined in the May Warrants.  The May Warrants may be exercised at any time within five years at a price equal to the lesser of (a) $1.75 per share or (b) 90% of the average price per share of the Common Stock and Common Stock Equivalents sold to any Person in the first Qualifying Transaction to be consummated following the Initial Exercise Date, as defined in the May Warrants.  In September 2006, the total number of shares of our Common Stock issuable to Trident Growth Fund, L.P. and CapSource Fund, L.P. pursuant to the May Warrants was fixed at 1,500,000 warrants in the aggregate.  However, the Company believed that the ultimate amount of shares of our Common Stock issuable pursuant to the May Warrants was negotiable until the $12 million placement was complete in February 2007.  As such, the Company continued to classify the May Warrants as derivative liabilities at December 31, 2006.  Effective February 13, 2007, the Company reclassified the derivative liabilities for the May Warrants to additional paid in capital.  Effective in September 2006, the May Warrants may be exercised at any time within five years at a price equal to $1.25 per share.

The May Warrants are freestanding derivative financial instruments.  Using the Black-Scholes Method, the fair value of the derivative was computed at $1,298,031 at inception on May 24, 2006 and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes.  This derivative liability is marked-to-market each quarter with the change in fair value recorded in the income statement.  Unamortized discount is amortized to interest expense using the effective interest method over the life of the Convertible Notes, or 12 months.  The remaining unamortized discount was recorded in the income statement in the first quarter of 2007 when the derivative liabilities were reclassified to additional paid in capital.

Change in unamortized discount and loan costs of the Convertible Notes -

For the year ended December 31, 2006, the discount on the Convertible Notes changed for amortization of discounts for derivative liabilities related to the Convertible Notes and the May Warrants and for amortization of loan costs paid to the lender in connection with the Convertible Notes. The total discount on the Convertible Notes changed from $1,373,031 at inception to $876,896 at December 31, 2006, to $0 at December 31, 2007, as the remaining unamortized discount was recorded in the income statement in the first quarter of 2007 when the derivative liabilities were reclassified to additional paid in capital.

The following assumptions were used in the preparation of the valuation of the May Warrants at inception (May 24, 2006), December 31, 2006 and February 13, 2007:

Black-Scholes Methodology:

	Inception	December 31, 2006	February 13, 2007
Assumptions	Warrant	Warrant	Warrant
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.93%	5.10%	5.10%
Volatility	63.74%	63.74%	68.80%
Expected Term	5.00 years	4.39 years	4.27 years

Change in fair value of derivatives instruments-

The net decrease in derivative liability for the May Warrants (marked-to-market) of $348,927 for the twelve months ended December 31, 2007, has been recorded under Other Income in the accompanying consolidated statements of operations.

Unsecured convertible notes -

On September 12, 2006, Uni-Pixel, Inc. entered into Securities Purchase Agreements with various investors pursuant to which Uni-Pixel issued 10% Senior Unsecured Convertible Debentures (the “Unsecured Convertible Notes”) for the principal amount of $900,000.  The Unsecured Convertible Notes were paid in full in February 2007.

                In connection with the Securities Purchase Agreement, the Company issued 144,000 warrants at $1.25 per share to the investors.  The warrants will expire in five years.

As consideration for the Placement Agent services in connection with the Securities Purchase Agreement, the Company issued 50,400 warrants at $1.25 to the Placement Agent or its designees.  The warrants will expire in five years.   In addition, the Placement Agent received a commission equal to 5% of the principal amount of $900,000, or $45,000.

The Unsecured Convertible Notes were hybrid instruments which contained both freestanding derivative financial instruments and an embedded derivative feature which individually warranted separate accounting as a derivative instrument under SFAS No. 133. The freestanding derivative financial instruments included the investor’s warrants, which were valued individually, and totaled $107,416 at inception on September 12, 2006. The Company identified an embedded derivative feature related to the conversion price within the Unsecured Convertible Notes. However, its fair market value was insignificant at inception.

Common stock purchase warrants-

In connection with the Securities Purchase Agreement, the investors received Common Stock Purchase Warrants (“September Warrants”) to purchase 144,000 shares of our Common Stock at $1.25.

The September Warrants were freestanding derivative financial instruments. Using the Black-Scholes Method, the fair value of the derivative was computed at $107,416 at inception on September 12, 2006 and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Unsecured Convertible Notes.   This derivative liability is marked-to-market each quarter with the change in fair value recorded in the income statement.  Unamortized discount was amortized to interest expense using the effective interest method over the life of the Unsecured Convertible Notes, or 12 months.  The remaining unamortized discount was recorded in the income statement in the first quarter of 2007 when the derivative liabilities were reclassified to additional paid in capital.

The components of the Unsecured Convertible Notes at inception and at December 31, 2006 were as follows:

Unsecured Convertible Notes at Inception (September 12, 2006) -

As a result of these contract provisions, the Unsecured Convertible Notes balance at Inception (September 12, 2006) was adjusted as follows:

Notional balance of Unsecured Convertible Notes at September 12, 2006	$900,000
Adjustments:
Discount for derivative liability - Warrant	(107,416)

Unsecured Convertible Notes balance, net of unamortized discount at September 12, 2006	$792,584

Unsecured Convertible Notes at December 31, 2006 -

The Unsecured Convertible Notes balance on the consolidated balance sheet as of December 31, 2006 is comprised of the following:

Notional balance of Unsecured Convertible Notes at December 31, 2006	$900,000
Adjustments:
Unamortized discount	(78,493)

Unsecured Convertible Notes balance, net of unamortized discount at December 31, 2006	$821,507

Change in unamortized discount and loan costs of the Unsecured Convertible Notes -

For the year ended December 31, 2006, the discount on the Unsecured Convertible Notes changed for amortization of discounts for derivative liabilities related to the Unsecured Convertible Notes and the September Warrants and for amortization of loan costs paid in connection with both the Unsecured Convertible Notes. The total discount on the Unsecured Convertible Notes changed from $107,416 at inception to $78,493 at December 31, 2006, to $0 at December 31, 2007, as the remaining unamortized discount was recorded in the income statement in the first quarter of 2007 when the derivative liabilities were reclassified to additional paid in capital.

The following assumptions were used in the preparation of the September Warrants valuations at Inception (September 12, 2006) and December 31, 2006 and February 13, 2007:

Black-Scholes Methodology:

	Inception	December 31, 2006	February 13, 2007
Assumptions	Warrant	Warrant	Warrant
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	5.10%	5.10%	5.10%
Volatility	63.74%	63.74%	68.80%
Expected Term	5.00 years	4.70 years	4.57 years

Change in fair value of derivatives instruments-

The net decrease in derivative liability for the September Warrants (fair value) of $33,993 for the twelve months ended December 31, 2007, has been recorded under Other Income in the accompanying consolidated statements of operations.

Note 6 – Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This Statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has a net operating loss for financial accounting purposes of approximately $29.9 million and $18.3 million at December 31, 2007 and 2006, respectively. The Company has a potential deferred tax asset of approximately $10.5 million as a result of this net operating loss carry forward. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets. The valuation allowance increased by approximately $4.1 million and $2.3 million for the years ended December 31, 2007 and 2006, respectively.

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

Note 7 – Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facility in The Woodlands, Texas, under a third party non-cancelable operating lease through 2010. Future minimum lease commitments are as follows as of December 31, 2007:

Year Ending December 31
2008	$203,000
2009	206,000
2010	192,000
2011	—
2012	—
Thereafter	—
Total	$601,000

This lease provides the Company with one 5-year renewal option.

Rent expense for 2007 and 2006 was $183,000 and $201,000, respectively.

Litigation

The Company from time to time may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company’s financial position, results of operations or cash flows.

Employment agreements

The Company has entered into employment agreements with Reed Killion and James Tassone.

Mr. Killion, President, entered into an employment agreement dated March 5, 2005, with an initial term ending December 31, 2008, and providing for an initial base salary of $195,000, subject to the right of the Board of Directors to increase his salary from time to time. Mr. Killion is entitled to receive an annual bonus in an amount to be determined by the Board of Directors. If Mr. Killion’s performance satisfies criteria to be established by the Board of Directors, his target bonus will be a percentage of his annual salary. On September 13, 2007, the Board of Directors increased the base salary of Mr. Killion to $250,000 effective September 16, 2007 and determined the target bonus amount to be 100% of base salary. Mr. Killion also received employee stock options to purchase 450,000 shares of common stock at an exercise price of $4.00 per share.  Effective September 5, 2006, the exercise price was lowered to $2.00 per share.  The option has a term of ten years and vests ratably on an annual basis over three years. The agreement also provides Mr. Killion with disability and life insurance benefits, a car allowance and wireless communications benefits. The vesting provisions of the option would accelerate and Mr. Killion would be entitled to a severance payment equal to his base salary for six months, if Mr. Killion were terminated without “Cause,” or if Mr. Killion were to terminate his employment with Uni-Pixel for “Good Reason” (each of the terms as defined in the Agreement).

Mr. Tassone, Chief Financial Officer, entered into an employment agreement dated April 15, 2005, with an initial term ending December 31, 2008 and providing for an initial base salary of $145,000, subject to the right of the Board of Directors to increase his salary from time to time. Mr. Tassone is entitled to receive an annual bonus in an amount to be determined by the Board of Directors. If Mr. Tassone’s performance satisfies criteria to be established by the Board of Directors, his target bonus will be a percentage of his annual salary. On September 13, 2007, the Board of Directors increased the base salary of Mr. Tassone to $180,000 effective September 16, 2007 and determined the target bonus amount to be 50% of base salary. Mr. Tassone also received employee stock options to purchase 200,000 shares of common stock at an exercise price of $4.00 per share. Effective September 5, 2006, the exercise price was lowered to $2.00 per share.  The option has a term of ten years and vests ratably on an annual basis over three years. The agreement also provides Mr. Tassone with disability and life insurance benefits, a car allowance and wireless communications benefits. The vesting provisions of the option would accelerate and Mr. Tassone would be entitled to a severance payment equal to his base salary for six months, if Mr. Tassone were terminated without “Cause,” or if Mr. Tassone were to terminate his employment with Uni-Pixel for “Good Reason” (each of the terms as defined in the Agreement).

As of December 31, 2007, there was a $204,000 bonus accrual for Mr. Killion and Mr. Tassone included in the $405,966 bonus accrual.  The accrual is for a potential bonus for all eligible employees and officers contingent upon achieving certain defined milestones within a specified timeframe.

Note 8 – Redeemable Preferred Stock, Equity, Stock Plan and Warrants

Equity instruments issued to non-employees

From time to time, in order to preserve cash and to fund our operating activities, common stock or other equity instruments may be issued for cash or in exchange for goods or services. Equity instruments issued for goods or services are recorded at the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measurable.  During the twelve months ended December 31, 2007, we did the following:

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

The Consultant shall receive $10,000 per month payable monthly on the tenth (10th) day of each month, commencing on the tenth (10th) day of the month following the month in which the Commencement Date occurs and a three (3) year warrant (the “Warrant”) to purchase 300,000 shares of restricted Uni-Pixel, Inc. common stock at an exercise price of $1.10 per share, with a cashless exercise provision and no anti-dilution adjustment. The Warrant shall vest in twelve (12) monthly installments on the tenth (10th) day of each month, commencing in the First Payment Month. The initial payment shall be for 75,000 shares, with the remaining 225,000 shares equally divided into the remaining eleven (11) installments. The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants of $86,803 and this amount is expensed over 12 months. By mutual agreement, the $10,000 monthly payment ceased in October 2007.

Common Stock

During the year ended December 31, 2007, (1) we issued no shares of common stock for cash in connection with the exercise of stock options; (2) issued no shares of common stock in exchange for cashless exercise of warrants; (3) issued 6,545,445 shares of common stock in connection with the conversion of 2,369,451 shares of Series A Preferred Stock and accrued dividends and (4) issued 40,000 shares of common stock for consulting services.

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

The expiration date of the Series A Preferred shares is December 31, 2007, whereby the Series A Preferred shareholders no longer had any rights with respect to these shares other than to convert them to common shares as of that date.  There are 3,584,587 common shares, relating to the conversion of 1,275,402 Series A Preferred shares plus accrued dividends, reflected as issued and outstanding at December 31, 2007 in the accompanying consolidated financial statements.   The Company has reflected these Series A Preferred Shares as converted to common shares as of December 31, 2007, as such shares were physically converted as of the date of this report and the Series A Preferred shareholders held no rights other than the ability to convert such Series A Preferred shares to the Company’s common stock.

During the year ended December 31, 2007, the Company did not issue any shares of Series A Preferred Stock in lieu of cash for payment of accrued dividends on the Series A Preferred Stock.  We paid $460,485 in Preferred Stock accrued dividends through the issuance of 262,846 common shares during 2007.

During the year ended December 31, 2006, the Company issued an additional 134,117 shares of Series A Preferred Stock in lieu of cash for payment of accrued dividends on the Series A Preferred Stock totaling $469,410.  We also paid $28,494 in Preferred Stock accrued dividends through the issuance of 16,282 common shares during 2006.

Series B Convertible Preferred Stock

On February 13, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio Ltd., Tudor Proprietary Trading, L.L.C. and The Altar Rock Fund L.P. (collectively, the “Purchasers”) pursuant to which the Company sold on that date in a private placement to the Purchasers (a) 3,200,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (b) warrants (the “Series B Warrants”) to purchase, in aggregate, up to 6,839,279 shares of the Company’s common stock, par value $0.001 for an aggregate purchase price of $12,000,000.  As the Series B Preferred Stock is redeemable for cash at the option of the holder after five years, the Series B Preferred Stock is classified as temporary equity on the balance sheet.  In accordance with EITF 00-27, the Company determined that the Series B Preferred Stock had an intrinsic value of the conversion of option of $3,715,602, which was credited to additional paid-in capital in the first quarter of 2007, and is being amortized over five years.  The Company utilized the Black-Scholes methodology in determining the fair market value of the Series B Warrants of $3,715,602, which was credited to additional paid-in capital in the first quarter of 2007, and is being amortized over five years.

Dividends shall accrue, whether or not declared and paid, on the Series B Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate.  These dividends are charged to additional paid-in capital.  Each share of Series B Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $3.75 for the Series B Preferred Shares, plus all accrued and unpaid Series B Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series B Preferred Stock conversion price of $0.75, which is subject to adjustment from time to time in accordance with the Certificate of Designations.  As of December 31, 2007, there were 3,200,000 shares of Series B Preferred Stock outstanding, with cumulative unpaid dividends of approximately $844,274 or 255,140 shares of Series B Preferred Stock.

Series C Convertible Preferred Stock

On September 28, 2007, the Company entered into a Securities Purchase Agreement (the “ ML Purchase Agreement”) with Merrill Lynch Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) pursuant to which the Company sold on that date in a private placement to Merrill Lynch (a) 892,858 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), and (b) warrants (the “ML Warrants”) to purchase, in aggregate, up to 3,214,289 shares of the Company’s common stock, par value $0.001 for an aggregate purchase price of $10,000,009.60.  As the Series C Preferred Stock is redeemable for cash at the option of the holder after five years, the Series C Preferred Stock is classified as temporary equity on the balance sheet.  In accordance with EITF 00-27, the Company determined that the Series C Preferred Stock had an intrinsic value of the conversion of option of $3,809,644, which was credited to additional paid-in capital in the third quarter of 2007, and is being amortized over five years.  The Company utilized the Black-Scholes methodology in determining the fair market value of the ML Warrants of $3,809,644, which was credited to additional paid-in capital in the third quarter of 2007, and is being amortized over five years.

Dividends shall accrue, whether or not declared and paid, on the Series C Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate. These dividends are charged to additional paid-in capital.  Each share of Series C Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $11.20 for the Series C Preferred Shares, plus all accrued and unpaid Series C Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series C Preferred Stock conversion price of $1.40, which is subject to adjustment from time to time in accordance with the Certificate of Designations.  As of December 31, 2007, there were 892,858 shares of Series C Preferred Stock outstanding, with cumulative unpaid dividends of approximately $206,028 or 18,395 shares of Series C Preferred Stock.

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

In the first quarter of 2007, we did not grant any options under the 2005 Stock Incentive Plan and a total of 1,667 stock options with an exercise price of $2.00 per share to one employee were forfeited.  In the second quarter of 2007, we did not grant any options under the 2005 Stock Incentive Plan and a total of 10,000 stock options with an exercise price of $1.90 per share to one employee were forfeited.  In the third quarter of 2007, we granted a total of 350,000 options under the 2005 Stock Incentive Plan to purchase our common stock with an exercise price of $1.45 per share to eight employees.  These options vest monthly over 36 months.  In the fourth quarter of 2007, we did not grant any options under the 2005 Stock Incentive Plan and no stock options were forfeited.

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

In the third quarter of 2007, we granted a total of 1,337,500 options to purchase our common stock with an exercise price of $1.45 per share to nine employees.  These options vest monthly over 36 months.  In the fourth quarter of 2007, we granted a total of 75,000 options to purchase our common stock with an exercise price of $1.45 per share to one employee.  These options vest monthly over 36 months.

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

Summary Stock Option and Warrant Information

Information regarding the options and warrants granted in 2007 and 2006 is as follows:

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2007	2006	2007	2006
Outstanding, beginning of year	3,661,667	1,805,000	2,742,900	1,048,500
Granted	2,062,500	2,010,000	11,103,568	1,694,400
Exercised	—	—
Expired or cancelled	1,011,667	153,333

Outstanding, end of year	4,712,500	3,661,667	13,846,468	2,742,900

Exercisable, end of year	2,560,939	671,958	13,846,468	2,742,900

Available for grant, end of year	2,587,500	338,333

The weighted average option and warrant exercise price information for 2007 and 2006 is as follows (On September 5, 2006, the Board of Directors of Uni-Pixel, Inc., reduced the exercise price of 1,660,000 stock options issued to eight employees, with an exercise price of $4.00 per share to an exercise price of $2.00 per share.):

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2007	2006	2007	2006
Outstanding, beginning of year	$1.59	$4.00	$1.44	$1.75
Granted during the year	$1.41	$1.25	$1.02	$1.25
Exercised during the year	$—	$—	$—	$—
Expired or cancelled during the year	$1.26	$3.57	$—	$—
Outstanding at end of year	$1.58	$1.59	$1.28	$1.44
Exercisable at end of year	$1.65	$2.00	$1.28	$1.44

Significant option and warrant groups outstanding at December 31, 2007, and related weighted average exercise price and life information is as follows:

Grant date	Options Outstanding	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
December 9, 2004	—	769,500	769,500	$1.38	1.91
January 10, 2005	—	168,750	168,750	$1.38	2.00
January 26, 2005	—	110,250	110,250	$1.38	2.08
March 5, 2005	600,000	—	600,000	$2.00	7.17
March 5, 2005	450,000	—	300,000	$2.00	7.17
April 19, 2005	600,000	—	416,668	$2.00	7.33
May 23, 2006	1,000,000	—	1,000,000	$1.25	8.58
May 24, 2006	—	1,500,000	1,500,000	$1.25	3.58
September 12, 2006	—	194,400	194,400	$1.25	3.67
February 13, 2008	—	6,839,279	6,839,279	$1.24	9.13
February 13, 2008	—	1,050,000	1,050,000	$1.10	2.13
March 16, 2007	300,000	—	79,167	$1.19	9.21
September 13, 2007	1,687,500	—	164,063	$1.45	9.71
September 28, 2007	—	3,214,289	3,214,289	$1.40	9.75
December 17, 2007	75,000	—	1,042	$1.45	9.96

Total	4,712,500	13,846,468	16,407,408

Note 9 – Employee Benefit Plan

401(k) Plan

Effective February 2007, the Company created an employee benefit plan available to all full-time employees under Section 401(k) of the Internal Revenue Code (“401(k) plan”). Employees may make contributions up to a specified percentage of their compensation, as defined. The Company is not obligated to make contributions under the 401(k) plan. In addition, the Company did not make any matching employer contribution to the 401(k) Plan in 2007 or 2006.