Form 10-Q
period 2008-03-31
Uni-Pixel
filed 2008-05-12
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

COMMISSION FILE NUMBER: 0-49737

UNI-PIXEL, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	75-2926437
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8708 Technology Forest Place, Suite 100
The Woodlands, Texas 77381

(Address of Principal Executive Offices)

(281) 825-4500

(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of May 1, 2008, the issuer had 22,897,418 shares of issued and outstanding common stock, par value $0.001 per share.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets March 31, 2008 (unaudited) and December 31, 2007

Consolidated Statements of Operations
Three months ended March 31, 2008 (unaudited) and March 31, 2007 (unaudited)
and cumulative period from inception (February 17, 1998) to March 31, 2008 (unaudited)

Consolidated Statements of Shareholders’ Equity (Deficit) From inception (February 17, 1998) to March 31, 2008 (unaudited)

Consolidated Statements of Cash Flows
Three months ended March 31, 2008 (unaudited) and March 31, 2007 (unaudited)
and cumulative period from inception (February 17, 1998) to March 31, 2008 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 6.	Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$9,089,720	$11,697,425
Prepaid expenses	21,772	23,672

Total current assets	9,111,492	11,721,097

Property and equipment, net of accumulated depreciation of $795,096 and $725,338, at March 31, 2008 and December 31, 2007, respectively	546,842	455,108
Restricted cash, less current portion	34,877	34,877

Total assets	$9,693,211	$12,211,082

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$823,598	$526,959
Accrued expenses	257,811	405,996
Deferred revenue	33,333	33,333

Total current liabilities	1,114,742	966,288

Total liabilities	1,114,742	966,288

Commitments and contingencies (Note 4)	—	—

Redeemable convertible Series B Preferred stock, $0.001 par value; $3.75 per share liquidation preference; 3,200,000 shares authorized, issued and outstanding at March 31, 2008 and December 31, 2007, less unamortized discount of $5,759,183 and $6,130,743 at March 31, 2008 and December 31, 2007, respectively	7,321,803	6,713,531

Redeemable convertible Series C Preferred stock, $0.001 par value; $11.20 per share liquidation preference; 892,858 shares authorized, issued and outstanding at March 31, 2008 and December 31, 2007, less unamortized discount of $6,857,359 and $7,238,324 at March 31, 2008 and December 31, 2007, respectively	3,465,267	2,887,043

Shareholders’ equity (deficit)
Common stock, $0.001 par value; 100,000,000 shares and 40,000,000 shares authorized at March 31, 2008 and December 31, 2007, respectively, 22,897,418 shares issued and outstanding at March 31, 2008 and December 31, 2007	22,897	22,897
Additional paid-in capital	33,667,738	34,512,298
Accumulated deficit during development stage	(35,899,236)	(32,890,975)

Total shareholders’ equity (deficit)	(2,208,601)	1,644,220

Total liabilities and shareholders’ equity (deficit)	$9,693,211	$12,211,082

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Cumulative Period from February 17, 1998 (date of inception) to March 31,
	2008	2007	2008

Revenues
Development contract revenue	$—	$—	$1,158,201

Total revenues	—	—	1,158,201

Cost of revenues	—	—	456,648

Gross margin	—	—	701,553

Selling, general and administrative expenses	836,844	2,396,263	17,185,451
Research and development	2,268,137	491,238	16,560,486

Operating loss	(3,104,981)	(2,887,501)	(33,044,384)

Other income (expense)
Net decrease (increase) in fair value of derivative liability	—	382,920	845,079
Other income	—	—	886,886
Debt issuance expense	—	(94,189)	(644,346)
Interest income (expense), net	96,720	(1,051,250)	(2,175,745)

Net loss	$(3,008,261)	$(3,650,020)	$(34,132,510)

Preferred stock dividends and amortization of discount	(1,186,497)	(454,332)	(5,686,079)
Net loss attributable to common shareholders	$(4,194,758)	$(4,104,352)	$(39,818,589)

Per share information
Net loss – basic and diluted	$(0.13)	$(0.22)	$(3.99)
Preferred stock dividends	(0.05)	(0.02)	(0.67)
Net loss attributable to common shareholders – basic and diluted	$(0.18)	$(0.24)	$(4.66)

Weighted average number of basic and diluted common shares outstanding	22,897,418	16,900,078	8,545,210

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Additional	Deferred	Accumulated Deficit During	Total Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Stock-Based Compensation	Development Stage	Equity (Deficit)
Founder shares issued at inception at February 17, 1998	—	$—	4,500,000	$4,500	$(500)	$—	$—	$4,000
Stock issued during 1999 (prices ranging from $0.50 - $0.62 per share)	—	—	180,000	180	183,820	—	—	184,000
Stock issued during 2000 (prices ranging from $11.34 - $17.00 per share)	—	—	63,750	64	956,186	—	—	956,250
Stock issued during 2001 (prices ranging from $10.00 - $17.00 per share)	—	—	28,176	28	404,227	—	—	404,255
Stock issued during 2002 (prices ranging from $2.00 - $10.00 per share)	—	—	157,327	157	353,783	—	—	353,940
Deferral of stock-based compensation	—	—	—	—	1,100,000	(1,100,000)	—	—
Amortization of stock-based compensation	—	—	—	—	—	206,250	—	206,250
Net loss	—	—	—	—	—	—	(3,968,540)	(3,968,540)
Balance, December 31, 2002	—	$—	4,929,253	$4,929	$2,997,516	$(893,750)	$(3,968,540)	$(1,859,845)
Stock issued during 2003 (prices ranging from $1.00 - $2.00 per share)	—	—	210,827	211	263,943	—	—	264,154
Amortization of stock-based compensation	—	—	—	—	—	275,000	—	275,000
Warrants issued	—	—	—	—	500,000	—	—	500,000
Net loss	—	—	—	—	—	—	(2,492,123)	(2,492,123)
Balance, December 31, 2003	—	$—	5,140,080	$5,140	$3,761,459	$(618,750)	$(6,460,663)	$(3,312,814)
Issuance of common stock for services	—	—	738,309	738	316,975	—	—	317,713
Conversion of note payable for common stock	—	—	51,008	51	95,052	—	—	95,103
Exercise of stock options	—	—	1,490,000	1,490	28,310	—	—	29,800
Exercise of warrants	—	—	512,500	513	34,487	—	—	35,000
Amortization of stock-based compensation	—	—	—	—	—	618,750	—	618,750
Conversion of bridge loans	256,643	257	850,625	851	1,834,242	—	—	1,835,350
Issuance of preferred stock	2,565,000	2,565	—	—	7,646,765	—	—	7,649,330
Issuance of common stock for net assets of REFL	—	—	1,100,808	1,101	(1,101)	—	—	—
Issuance of common stock for net assets of Gemini	—	—	2,917,250	2,917	26,255	—	—	29,172
Net loss	—	—	—	—	—	—	(2,315,332)	(2,315,332)
Balance, December 31, 2004	2,821,643	$2,822	12,800,580	$12,801	$13,742,444	$—	$(8,775,995)	$4,982,072
Issuance of preferred stock	930,000	930	—	—	2,798,370	—	—	2,799,300
Conversion of preferred stock into common stock and payment of preferred stock dividend	(1,222,499)	(1,223)	2,594,477	2,594	260,296	—	(261,667)	—
Issuance of preferred stock for dividends	156,507	157	—	—	547,618	—	(547,775)	—
Net loss	—	—	—	—	—	—	(4,966,790)	(4,966,790)
Balance, December 31, 2005	2,685,651	$2,686	15,395,057	$15,395	$17,348,728	$—	$(14,552,227)	$2,814,582
Conversion of preferred stock into common stock and payment of preferred stock dividend	(450,317)	(451)	916,916	917	28,039	—	(28,505)	—
Stock compensation expense	—	—	—	—	914,755	—	—	914,755
Issuance of warrants to placement agent	—	—	—	—	37,596	—	—	37,596
Issuance of preferred stock for dividends	134,117	134	—	—	469,289	—	(469,423)	—
Net loss	—	—	—	—	—	—	(6,485,618)	(6,485,618)
Balance, December 31, 2006	2,369,451	$2,369	16,311,973	$16,312	$18,798,407	$—	$(21,535,773)	$(2,718,685)
Conversion of preferred stock into common stock and payment of preferred stock dividend	(2,369,451)	(2,369)	6,545,445	6,545	455,180	—	(459,356)	—
Stock compensation expense	—	—	—	—	2,029,326	—	—	2,029,326
Issuance of warrants to consultants	—	—	—	—	297,891	—	—	297,891
Issuance of warrants to Series B Preferred Stock Investors	—	—	—	—	3,715,602	—	—	3,715,602
Intrinsic value of beneficial conversion option on Series B Preferred Stock	—	—	—	—	3,715,602	—	—	3,715,602
Issuance of common stock for services	—	—	40,000	40	52,360	—	—	52,400
Issuance of warrants to Series C Preferred Stock Investors	—	—	—	—	3,809,644	—	—	3,809,644
Intrinsic value of beneficial conversion option on Series C Preferred Stock	—	—	—	—	3,809,644	—	—	3,809,644
Amortization of discount of Series B Preferred Stock	—	—	—	—	(1,300,460)	—	—	(1,300,460)
Amortization of discount of Series C Preferred Stock	—	—	—	—	(380,964)	—	—	(380,964)
Series B Preferred Stock dividends	—	—	—	—	(844,274)	—	—	(844,274)
Series C Preferred Stock dividends	—	—	—	—	(206,028)	—	—	(206,028)
Reclassification of derivative liabilities to equity	—	—	—	—	560,368	—	—	560,368
Net loss	—	—	—	—	—	—	(10,895,846)	(10,895,846)
Balance, December 31, 2007	—	$—	22,897,418	$22,897	$34,512,298	$—	$(32,890,975)	$1,644,220
Stock compensation expense	—	—	—	—	336,018	—	—	336,018
Issuance of warrants to consultants	—	—	—	—	5,919	—	—	5,919
Amortization of discount of Series B Preferred Stock	—	—	—	—	(371,560)	—	—	(371,560)
Amortization of discount of Series C Preferred Stock	—	—	—	—	(380,965)	—	—	(380,965)
Series B Preferred Stock dividends	—	—	—	—	(236,712)	—	—	(236,712)
Series C Preferred Stock dividends	—	—	—	—	(197,260)	—	—	(197,260)
Net loss	—	—	—	—	—	—	(3,008,261)	(3,008,261)
Balance, March 31, 2008 (unaudited)	—	$—	22,897,418	$22,897	$33,667,738	$—	$(35,899,236)	$(2,208,601)

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,		Cumulative Period from February 18, 1998 (date of inception) to March 31,
	2008	2007	2008
Cash flows from operating activities
Net loss	$(3,008,261)	$(3,650,020)	$(34,132,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest forgiven	—	—	(91,421)
Employee compensation notes payable forgiven	—	—	(795,465)
Depreciation and amortization	69,758	64,852	871,215
Stock issued for services	—	—	512,462
Stock compensation expense	336,018	935,102	3,280,099
Non-cash compensation expense	—	—	1,100,000
Amortization of debt issuance costs	—	94,189	644,346
Amortization of discounts on notes payable	—	955,389	1,480,448
Net decrease in fair value of derivatives	—	(382,920)	(845,077)
Issuance of warrants to consultants	5,919	244,626	303,810
Change in operating assets and liabilities:
(Increase) decrease in cash restricted for note payable and lease obligations	—	—	(34,877)
(Increase) in prepaid expenses and other current assets	1,900	(25,845)	(166,117)
Increase (decrease) in accounts payable	296,639	(163,102)	823,593
Increase in accrued interest payable	—	—	180,943
Increase (decrease) in accrued expenses and other liabilities	(148,185)	(591,425)	1,053,276
Increase (decrease) in deferred revenue	—	—	33,333
Net cash used in operating activities	(2,446,212)	(2,519,154)	(25,781,942)

Cash flows from investing activities
Purchase of property and equipment	(161,493)	(21,970)	(1,390,267)
Proceeds from the sale of property and equipment	—	—	27,792
Purchases of patents, trademarks and organization costs	—	—	(67,748)
Net cash used in investing activities	(161,493)	(21,970)	(1,430,223)

Cash flows from financing activities
Proceeds from notes payable to related party	—	—	115,103
Payments on notes payable to related party	—	—	(164,328)
Proceeds from convertible notes payable	—	—	3,390,000
Payments on convertible notes payable	—	—	(1,470,672)
Net proceeds (repayments) from notes payable	—	(2,400,967)	(62,833)
Issuance of warrants to placement agent	—	—	37,596
Proceeds from the issuance of preferred stock, net	—	12,000,000	32,367,969
Proceeds from the issuance of common stock, net	—	—	2,089,050
Net cash provided by financing activities	—	9,599,033	36,301,885

Net increase (decrease) in cash and cash equivalents	(2,607,705)	7,057,909	9,089,720
Cash and cash equivalents, beginning of period	11,697,425	20,188	—
Cash and cash equivalents, end of period	$9,089,720	$7,078,097	$9,089,720

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$134,372	$960,727
Cash paid for income taxes	$—	$—	$—
Interest capitalized into notes payable	$—	$—	$8,250
Debt issuance cost for warrant issued	$—	$—	$500,000
Preferred stock dividend and amortization of discount	$1,186,497	$454,332	$5,686,079
Conversion of notes payable for preferred stock	$—	$—	$898,250
Conversion of notes payable for common stock	$—	$—	$980,103
Stock issued for services	$—	$—	$1,612,462
Stock issued for interest	$—	$—	$81,272
Reclassification of derivatives to equity	$—	$560,368	$560,368
Intrinsic value of beneficial conversion options on Preferred Stock	$—	$—	$7,525,246
Issuance of warrants to Preferred Stock investors	$—	$—	$7,525,246

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

Uni-Pixel is a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. As of March 31, 2008, we had accumulated a total deficit of $35.9 million from operations in pursuit of this objective.

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

Through March 31, 2008, we have been primarily engaged in developing our initial product technology, recruiting personnel, commencing our U.S. operations and raising capital. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2008. We will finance our operations primarily through our existing cash and possible future financing transactions.

Our ability to operate profitably under our current business plan is largely contingent upon our success in developing beyond proof of concept to final prototypes and supporting transferable manufacturing processes to partners to produce for sale our products and upon our successful development of markets for our products and successful manufacturing relationships.  We may be required to obtain additional capital in the future to expand our operations. No assurance can be given that we will be able to develop our products, successfully develop the markets for our products or profitable manufacturing methods, or raise any such additional capital as we might need, either through equity or debt financing, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs or to support our growth. If adequate capital cannot be obtained on satisfactory terms, our operations could be negatively impacted.

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

As of March 31, 2008, we had cash and cash equivalents of $9.1 million.  We believe that our existing capital resources are adequate to finance our operations until December 2008. However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional debt and equity to meet our business objectives.

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

Note 3 - Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Form 10-KSB, for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 7, 2008.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks. The amounts held in these banks exceed from time to time the insured limit of $100,000 and exceeded that balance as of March 31, 2008 and December 31, 2007 by $8,662,633 and $11,279,525, respectively. The terms of these deposits are on demand to minimize risk.  We have not incurred losses related to these deposits.

Restricted cash

As of March 31, 2008 and December 31, 2007, we had restricted cash of $34,877. This amounts secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas as of both March 31, 2008 and December 31, 2007. The restricted cash has been segregated into current and long-term classifications based on its anticipated liquidation.

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

Revenue from development contracts are recognized when the contract is completed and collectibility is reasonably assured. Deferred revenue on these contracts of $33,333 as of March 31, 2008 and December 31, 2007 consists of a development contract to produce and deliver a prototype device.

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

Total compensation expense recognized for options was approximately $0.3 million and $0.9 million for the three months ended March 31, 2008 and March 31, 2007, respectively.

A summary of the changes in the total stock options outstanding during the three months ended March 31, 2008 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2007	4,712,500	$1.58
Granted	600,000	1.45
Forfeited or expired	—	—
Exercised	—	—
Outstanding at March 31, 2008	5,312,500	$1.57
Vested and exercisable at March 31, 2008	2,931,981	$1.65

The fair value of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended March 31, 2008	Three Months ended March 31, 2007
Expected life (years)	5 years	5 years
Interest rate	3.14 to 3.27%	5.1%
Dividend yield	—	—
Volatility	108.47%	82.12%
Forfeiture rate	—	—

At March 31, 2008, there was $2.0 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.34 years. There were 371,042 options that became vested during the three months ended March 31, 2008.

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

At March 31, 2008, options and warrants to purchase 19,158,968 shares of common stock at exercise prices ranging from $1.10 to $2.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive. Further, at March 31, 2008, 17,441,315 shares of commons stock, convertible from Series B Convertible Preferred Stock and associated dividends, were not included in the computation of diluted earnings per share as there effect would be antidilutive. Further, at March 31, 2008, 7,430,927 shares of commons stock, convertible from Series C Convertible Preferred Stock and associated dividends, were not included in the computation of diluted earnings per share as there effect would be antidilutive.

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

In December 2006, the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

The Company adopted FSP EITF 00-19-2 beginning in 2007. The adoption of this FSP did not have a material effect on the Company’s financial statements.

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

Note 4 - Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities in The Woodlands, Texas under a third party non-cancelable operating lease through 2010. Future minimum lease commitments as of March 31, 2008 are as follows:

Year Ending December 31
2008	$152,316
2009	206,267
2010	191,825
2011	—
2012	—
Thereafter	—
Total	$550,408

This lease provides the Company with a 5-year renewal option.

Note 5 - Redeemable Preferred Stock, Equity, Stock Plan and Warrants

Equity instruments issued to non-employees

From time to time, in order to preserve cash and to fund our operating activities, common stock or other equity instruments may be issued for cash or in exchange for goods or services. Equity instruments issued for goods or services are recorded at the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measurable. During 2007, we did the following:

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

Common Stock

During the three months ended March 31, 2008, (1) we issued no shares of common stock for cash in connection with the exercise of stock options; (2) issued no shares of common stock in exchange for cashless exercise of warrants; (3) issued no shares of common stock in connection with the conversion of Series B Preferred Stock and accrued dividends; and (4) issued no shares of common stock in connection with the conversion of Series C Preferred Stock and accrued dividends.

Series B Convertible Preferred Stock

On February 13, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio Ltd., Tudor Proprietary Trading, L.L.C. and The Altar Rock Fund L.P. (collectively, the “Purchasers”) pursuant to which the Company sold on that date in a private placement to the Purchasers (a) 3,200,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (b) warrants (the “Series B Warrants”) to purchase, in aggregate, up to 6,839,279 shares of the Company’s common stock, par value $0.001 for an aggregate purchase price of $12,000,000. As the Series B Preferred Stock is redeemable for cash at the option of the holder after five years, the Series B Preferred Stock is classified as temporary equity on the balance sheet. In accordance with EITF 00-27, the Company determined that the Series B Preferred Stock contained a beneficial conversion feature with an intrinsic value of $3,715,602, which was credited to additional paid-in capital in the first quarter of 2007, and is being amortized over five years. The Company utilized the Black-Scholes methodology in determining the fair market value of the Series B Warrants of $3,715,602, which was credited to additional paid-in capital in the first quarter of 2007, and is being amortized over five years.

Dividends shall accrue, whether or not declared and paid, on the Series B Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate. These dividends are charged to additional paid-in capital. Each share of Series B Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $3.75 for the Series B Preferred Shares, plus all accrued and unpaid Series B Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series B Preferred Stock conversion price of $0.75, which is subject to adjustment from time to time in accordance with the Certificate of Designations. As of March 31, 2008, there were 3,200,000 shares of Series B Preferred Stock outstanding, with cumulative unpaid dividends of approximately $1,080,986 or 288,263 shares of Series B Preferred Stock.

Series C Convertible Preferred Stock

On September 28, 2007, the Company entered into a Securities Purchase Agreement (the “ ML Purchase Agreement”) with Merrill Lynch Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) pursuant to which the Company sold on that date in a private placement to Merrill Lynch (a) 892,858 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), and (b) warrants (the “ML Warrants”) to purchase, in aggregate, up to 3,214,289 shares of the Company’s common stock, par value $0.001 for an aggregate purchase price of $10,000,010. As the Series C Preferred Stock is redeemable for cash at the option of the holder after five years, the Series C Preferred Stock is classified as temporary equity on the balance sheet. In accordance with EITF 00-27, the Company determined that the Series C Preferred Stock contained a beneficial conversion feature with an intrinsic value of $3,809,644, which was credited to additional paid-in capital in the third quarter of 2007, and is being amortized over five years. The Company utilized the Black-Scholes methodology in determining the fair market value of the ML Warrants of $3,809,644, which was credited to additional paid-in capital in the third quarter of 2007, and is being amortized over five years.

Dividends shall accrue, whether or not declared and paid, on the Series C Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate. These dividends are charged to additional paid-in capital. Each share of Series C Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $11.20 for the Series C Preferred Shares, plus all accrued and unpaid Series C Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series C Preferred Stock conversion price of $1.40, which is subject to adjustment from time to time in accordance with the Certificate of Designations. As of March 31, 2008, there were 892,858 shares of Series C Preferred Stock outstanding, with cumulative unpaid dividends of approximately $403,288 or 36,008 shares of Series C Preferred Stock.

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

In the first quarter of 2008, we did not grant any options under the 2005 Stock Incentive Plan.

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

In the first quarter of 2008, we granted a total of 600,000 options to purchase our common stock with an exercise price of $1.45 per share to three employees. These options vest monthly over 36 months.

Other Stock Options

In the first quarter of 2008, we did not grant any other stock options.

Note 6 - Subsequent Events

On April 18, 2008, the Board of Directors of Uni-Pixel, Inc. promoted Mr. Reed Killion to Chief Executive Officer. In addition, Mr. Killion will retain the title of President.

On April 18, 2008, the Board of Directors of Uni-Pixel, Inc. granted the following stock options:

•                  Reed J. Killion, CEO and President, 202,500 options to purchase our common stock with an exercise price of $1.45 per share. These options vest monthly over 36 months.

•                  James A. Tassone, CFO, 26,250 options to purchase our common stock with an exercise price of $1.45 per share. These options vest monthly over 36 months.

•                  B. Tod Cox, Vice President of Engineering, 46,875 options to purchase our common stock with an exercise price of $1.45 per share. These options vest monthly over 36 months.

On April 30, 2008, Mr. Frank DeLape resigned as the Company’s Chairman of the Board and as a director.

On April 30, 2008, Mr. Bernard T. Marren was unanimously elected as the Company’s Chairman of the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATON.

Forward Looking Statements

Some of the information in this report contains forward-looking information that involve risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. You should also consider carefully the statements under “Description of Business - Risk Factors” in our 2007 Form 10-KSB, which address factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

RESULTS OF OPERATIONS

Comparison of the three months ending March 31, 2008 and 2007

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

Revenues stayed constant at $0 for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the three months ended March 31, 2008 and the three months ended March 31, 2007 was $0.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 65% or approximately $1,559,000, to $836,844 for the three months ended March 31, 2008 from $2,396,263 for the three months ended March 31, 2007.  The major components of the decrease are as follows:

a)  Salaries and benefits decreased by approximately $832,000 to $411,000 for the three months ended March 31, 2008 compared to $1,243,000 for the three months ended March 31, 2007, primarily due to a decrease in stock compensation expense of approximately $692,000 to $208,000 for the three months ended March 31, 2008 compared to $900,000 for the three months ended March 31, 2007;

b) Contract labor decreased by approximately $55,000 to $3,000 for the three months ended March 31, 2008 compared to $58,000 for the three months ended March 31, 2007;

c) Legal expense decreased by approximately $24,000 to $65,000 for the three months ended March 31, 2008 compared to $89,000 for the three months ended March 31, 2007;

d) Accounting expense increased by approximately $14,000 to $32,000 for the three months ended March 31, 2008 compared to $18,000 for the three months ended March 31, 2007;

e) Office expense decreased by approximately $4,000 to $25,000 for the three months ended March 31, 2008 compared to $29,000 for the three months ended March 31, 2007;

f) Travel expense decreased by approximately $16,000 to $13,000 for the three months ended March 31, 2008 compared to $29,000 for the three months ended March 31, 2007;

g) Depreciation and amortization expense increased by approximately $5,000 to $70,000 for the three months ended March 31, 2008 compared to $65,000 for the three months ended March 31, 2007;

h) A one time professional consulting fee of $697,000 was incurred for the three months ended March 31, 2007.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $1,777,000 during the three months ended March 31, 2008 to $2,268,137 from $491,238 for the three months ended March 31, 2007. The major components of the increase are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $336,000 to $609,000 for the three months ended March 31, 2008 compared to $273,000 for the three months ended March 31, 2007 due to an increase in the number of research and development employees and the level of compensation for these employees and due to an increase in stock compensation expense of approximately $93,000 to $128,000 for the three months ended March 31, 2008 compared to $35,000 for the three months ended March 31, 2007;

b) Consulting expense attributable to research and development increased by approximately $375,000 to $507,000 for the three months ended March 31, 2008 compared to $132,000 for the three months ended March 31, 2007 primarily due to increased services related to prototype development;

c) Lab expense increased by approximately $970,000 to $986,000 for the three months ended March 31, 2008 compared to $16,000 for the three months ended March 31, 2007 primarily due to increased services related to prototype development; and

d) Travel expense attributable to research and development increased by approximately $80,000 to $103,000 for the three months ended March 31, 2008 compared to $23,000 for the three months ended March 31, 2007.

OTHER INCOME (EXPENSE).

a) Net decrease in fair value of derivative liabilities was an income of $382,920 for the three months ended March 31, 2007, relating to the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006 and the Warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006.

b) Debt issuance expense was $94,189 for the three months ended March 31, 2007, due to the debt raised in May 2006 and September 2006.

c) Interest income (expense), net increased to income of $96,720 for the three months ended March 31, 2008 as compared to $(1,051,250) for the three months ended March 31, 2007, primarily due to a) more cash on hand during the three months ended March 31, 2008 and b) during the three months ended March 31, 2007, the payment of interest on the $1,500,000 loan received in May 2006, the amortization of the discount on the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006, the payment of interest on the $900,000 loan received in September 2006, and the amortization of the discount on the Warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006.

NET LOSS.   Net loss decreased to $3,008,261 for the three months ended March 31, 2008, as compared to $3,650,020 for the three months ended March 31, 2007. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the three months ended March 31, 2008 was $4,194,758 as compared to a net loss attributable to common stockholders of $4,104,352 for the three months ended March 31, 2007. The net loss attributable to common stockholders for the three months ended March 31, 2008 includes $1,186,497 of accrued but unpaid preferred stock dividends and amortization of preferred stock discount. The net loss attributable to common stockholders for the three months ended March 31, 2007 includes $454,332 of accrued but unpaid preferred stock dividends.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the three months ended March 31, 2008 decreased to $2,446,212 as compared to $2,519,154 used for the three months ended March 31, 2007. The increase in research and development expense for the three months ended March 31, 2008 is offset by the one time cash Consulting Fee expense of $480,000 that incurred during the three months ended March 31, 2007.

Investing Activities

Cash used for investing activities during the three months ended March 31, 2008 amounted to $161,493, as compared to $21,970 used for investing activities for the three months ended March 31, 2007.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements of common stock, convertible investor notes, Series A Convertible Preferred Stock offering which we closed in December 2004 and January 2005 and Series B Convertible Preferred Stock offering which we closed in February 2007 and Series C Convertible Preferred Stock offering we closed in September 2007. During the three months ended March 31, 2008, the total net cash provided by financing activities was $0. During the three months ended March 31, 2007, the total net cash provided by financing activities was $9,599,033, which includes: a) $2,400,967 payments on notes payable and b) $12,000,000 net proceeds from the issuance of Series B Convertible Preferred Stock.

Working Capital

As of March 31, 2008, we had a cash balance of $9.1 million.  We project that current cash reserves will sustain our operations at least through December 2008, and we are not aware of any trends or potential events that are likely to impact our short term liquidity through this term.

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

On September 28, 2007, the Company entered into a Securities Purchase Agreement (the “ ML Purchase Agreement”) with Merrill Lynch Pierce, Fenner & Smith Incorporated (the “ ML Purchaser”) pursuant to which the Company sold on that date in a private placement to the ML Purchaser (a) 892,858 authorized but unissued shares of the Company’s Series C Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), and (b) warrants (the “ML Warrants”) to purchase, in aggregate, up to 3,214,289 shares of the Company’s common stock, par value $0.001 for an aggregate purchase price of $10,000,010.

We are a development stage company and have not experienced significant operations since our formation. We reached a positive working capital position as of the first quarter of 2005 as a result of our financing activities. We have incurred significant operating losses during the years ended December 31, 2002, 2003, 2004, 2005, 2006 and 2007 and the three months ended March 31, 2008. We intend to utilize a proprietary methodology for development of our displays. Our principal activities, from the beginning of the development stage, have been organizational matters, capital raising activities including issuance of stock, product research and development, fund raising, and market research.

To date, we have had only a few revenue-generating services or development contracts.  These include a prototype development agreement with a large personal computer company, and a Small Business Innovation Research (SBIR) Phase One agreement with the U.S. Air Force for $98,214 and a follow-on Phase Two agreement for $686,966.  We also entered into a prototype development agreement with Lockheed Martin, a large military contractor, in October 2005, for which we have received full payment. Our immediate customer prospects are limited to Lockheed Martin, with which we entered into a License and Strategic Business Agreement dated October 5, 2005. See “Risk Factors” included in our 2007 Form 10-KSB.

Management will work to establish specific applications for our display technology that will generate significant revenues and cash flows to support operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2008, management, including our President and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, management concluded that, as of March 31, 2008, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

UNI-PIXEL, INC.

May 12, 2008	By:	/s/ James A. Tassone
Date		James A. Tassone, Chief Financial Officer