Form 10-Q
period 2008-06-30
Uni-Pixel
filed 2008-08-12
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

As of August 1, 2008, the issuer had 22,897,418 shares of issued and outstanding common stock, par value $0.001 per share.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets June 30, 2008 (unaudited) and December 31, 2007

Consolidated Statements of Operations Six months ended June 30, 2008 (unaudited) and June 30, 2007 (unaudited) and cumulative period from inception (February 17, 1998) to June 30, 2008 (unaudited)

Three months ended June 30, 2008 (unaudited) and June 30, 2007 (unaudited)

Consolidated Statements of Shareholders’ Equity (Deficit) From inception (February 17, 1998) to June 30, 2008 (unaudited)

Consolidated Statements of Cash Flows Six months ended June 30, 2008 (unaudited) and June 30, 2007 (unaudited) and cumulative period from inception (February 17, 1998) to June 30, 2008 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 6.	Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$6,070,885	$11,697,425
Prepaid expenses	21,772	23,672

Total current assets	6,092,657	11,721,097

Property and equipment, net of accumulated depreciation of $870,546 and $725,338, at June 30, 2008 and December 31, 2007, respectively	554,215	455,108
Restricted cash, less current portion	34,877	34,877
Intangible assets	193,754	—

Total assets	$6,875,503	$12,211,082

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$972,932	$526,959
Accrued expenses	215,284	405,996
Deferred revenue	33,333	33,333

Total current liabilities	1,221,549	966,288

Total liabilities	1,221,549	966,288

Commitments and contingencies (Note 4)	—	—

Redeemable convertible Series B Preferred stock, $0.001 par value; $3.75 per share liquidation preference; 3,200,000 shares authorized, issued and outstanding at June 30, 2008 and December 31, 2007, less unamortized discount of $5,387,623 and $6,130,743 at June 30, 2008 and December 31, 2007, respectively	7,932,705	6,713,531

Redeemable convertible Series C Preferred stock, $0.001 par value; $11.20 per share liquidation preference; 892,858 shares authorized, issued and outstanding at June 30, 2008 and December 31, 2007, less unamortized discount of $6,476,395 and $7,238,324 at June 30, 2008 and December 31, 2007, respectively	4,045,684	2,887,043

Shareholders’ equity (deficit)
Common stock, $0.001 par value; 100,000,000 shares and 40,000,000 shares authorized at June 30, 2008 and December 31, 2007, respectively, 22,897,418 shares issued and outstanding at June 30, 2008 and December 31, 2007	22,897	22,897
Additional paid-in capital	32,727,616	34,512,298
Accumulated deficit during development stage	(39,074,948)	(32,890,975)
Total shareholders’ equity (deficit)	(6,324,435)	1,644,220

Total liabilities and shareholders’ equity (deficit)	$6,875,503	$12,211,082

See accompanying notes to these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Six Months Ended June 30,		Cumulative Period from February 17, 1998 (date of inception) to June 30,
	2008	2007	2008

Revenues
Development contract revenue	$—	$—	$1,158,201

Total revenues	—	—	1,158,201

Cost of revenues	—	—	456,648

Gross margin	—	—	701,553

Selling, general and administrative expenses	1,837,053	3,356,135	18,185,660
Research and development	4,489,859	1,441,069	18,782,208

Operating loss	(6,326,912)	(4,797,204)	(36,266,315)

Other income (expense)
Net decrease in fair value of derivative liability	—	382,920	845,079
Other income	—	—	886,886
Debt issuance expense	—	(94,189)	(644,346)
Interest income (expense), net	142,939	(977,081)	(2,129,526)

Net loss	$(6,183,973)	$(5,485,554)	$(37,308,222)

Preferred stock dividends and amortization of discount	(2,377,816)	(1,178,499)	(6,877,398)
Net loss attributable to common shareholders	$(8,561,789)	$(6,664,053)	$(44,185,620)

Per share information
Net loss – basic and diluted	$(0.27)	$(0.31)	$(4.20)
Preferred stock dividends	(0.10)	(0.07)	(0.77)
Net loss attributable to common shareholders – basic and diluted	$(0.37)	$(0.38)	$(4.97)

Weighted average number of basic and diluted common shares outstanding	22,897,418	17,598,655	8,890,179

See accompanying notes to these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,
	2008	2007

Revenues
Development contract revenue	$—	$—

Total revenues	—	—

Cost of revenues	—	—

Gross margin	—	—

Selling, general and administrative expenses	1,000,209	959,872
Research and development	2,221,722	949,831

Operating loss	(3,221,931)	(1,909,703)

Other income
Net increase in fair value of derivative liability	—	—
Other income	—	—
Debt issuance expense	—	—
Interest income, net	46,219	74,169

Net loss	$(3,175,712)	$(1,835,534)

Preferred stock dividends and amortization of discount	(1,191,319)	(724,167)
Net loss attributable to common shareholders	$(4,367,031)	$(2,559,701)

Per share information
Net loss – basic and diluted	$(0.14)	$(0.10)
Preferred stock dividends	(0.05)	(0.04)
Net loss attributable to common shareholders – basic and diluted	$(0.19)	$(0.14)

Weighted average number of basic and diluted common shares outstanding	22,897,418	18,289,555

See accompanying notes to these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Series A Preferred Stock						Accumulated Deficit	Total
	Number		Common Stock		Additional	Deferred	During	Shareholders’
	of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Stock-Based Compensation	Development Stage	Equity (Deficit)
Founder shares issued at inception at February 17, 1998	—	$—	4,500,000	$4,500	$(500)	$—	$—	$4,000
Stock issued during 1999 (prices ranging from $0.50-$0.62 per share)	—	—	180,000	180	183,820	—	—	184,000
Stock issued during 2000 (prices ranging from $11.34 - $17.00 per share)	—	—	63,750	64	956,186	—	—	956,250
Stock issued during 2001 (prices ranging from $10.00 - $17.00 per share)	—	—	28,176	28	404,227	—	—	404,255
Stock issued during 2002 (prices ranging from $2.00 - $10.00 per share)	—	—	157,327	157	353,783	—	—	353,940
Deferral of stock-based compensation	—	—	—	—	1,100,000	(1,100,000)	—	—
Amortization of stock-based compensation	—	—	—	—	—	206,250	—	206,250
Net loss	—	—	—	—	—	—	(3,968,540)	(3,968,540)
Balance, December 31, 2002	—	$—	4,929,253	$4,929	$2,997,516	$(893,750)	$(3,968,540)	$(1,859,845)
Stock issued during 2003 (prices ranging from $1.00 - $2.00 per share)	—	—	210,827	211	263,943	—	—	264,154
Amortization of stock-based compensation	—	—	—	—	—	275,000	—	275,000
Warrants issued	—	—	—	—	500,000	—	—	500,000
Net loss	—	—	—	—	—	—	(2,492,123)	(2,492,123)
Balance, December 31, 2003	—	$—	5,140,080	$5,140	$3,761,459	$(618,750)	$(6,460,663)	$(3,312,814)
Issuance of common stock for services	—	—	738,309	738	316,975	—	—	317,713
Conversion of note payable for common stock	—	—	51,008	51	95,052	—	—	95,103
Exercise of stock options	—	—	1,490,000	1,490	28,310	—	—	29,800
Exercise of warrants	—	—	512,500	513	34,487	—	—	35,000
Amortization of stock-based compensation	—	—	—	—	—	618,750	—	618,750
Conversion of bridge loans	256,643	257	850,625	851	1,834,242	—	—	1,835,350
Issuance of preferred stock	2,565,000	2,565	—	—	7,646,765	—	—	7,649,330
Issuance of common stock for net assets of REFL	—	—	1,100,808	1,101	(1,101)	—	—	—
Issuance of common stock for net assets of Gemini	—	—	2,917,250	2,917	26,255	—	—	29,172
Net loss	—	—	—	—	—	—	(2,315,332)	(2,315,332)
Balance, December 31, 2004	2,821,643	$2,822	12,800,580	$12,801	$13,742,444	$—	$(8,775,995)	$4,982,072
Issuance of preferred stock	930,000	930	—	—	2,798,370	—	—	2,799,300
Conversion of preferred stock into common stock and payment of preferred stock dividend	(1,222,499)	(1,223)	2,594,477	2,594	260,296	—	(261,667)	—
Issuance of preferred stock for dividends	156,507	157	—	—	547,618	—	(547,775)	—
Net loss	—	—	—	—	—	—	(4,966,790)	(4,966,790)
Balance, December 31, 2005	2,685,651	$2,686	15,395,057	$15,395	$17,348,728	$—	$(14,552,227)	$2,814,582
Conversion of preferred stock into common stock and payment of preferred stock dividend	(450,317)	(451)	916,916	917	28,039	—	(28,505)	—
Stock compensation expense	—	—	—	—	914,755	—	—	914,755
Issuance of warrants to placement agent	—	—	—	—	37,596	—	—	37,596
Issuance of preferred stock for dividends	134,117	134	—	—	469,289	—	(469,423)	—
Net loss	—	—	—	—	—	—	(6,485,618)	(6,485,618)
Balance, December 31, 2006	2,369,451	$2,369	16,311,973	$16,312	$18,798,407	$—	$(21,535,773)	$(2,718,685)
Conversion of preferred stock into common stock and payment of preferred stock dividend	(2,369,451)	(2,369)	6,545,445	6,545	455,180	—	(459,356)	—
Stock compensation expense	—	—	—	—	2,029,326	—	—	2,029,326
Issuance of warrants to consultants	—	—	—	—	297,891	—	—	297,891
Issuance of warrants to Series B Preferred Stock Investors	—	—	—	—	3,715,602	—	—	3,715,602
Intrinsic value of beneficial conversion option on Series B Preferred Stock	—	—	—	—	3,715,602	—	—	3,715,602
Issuance of common stock for services	—	—	40,000	40	52,360	—	—	52,400
Issuance of warrants to Series C Preferred Stock Investors	—	—	—	—	3,809,644	—	—	3,809,644
Intrinsic value of beneficial conversion option on Series C Preferred Stock	—	—	—	—	3,809,644	—	—	3,809,644
Amortization of discount of Series B Preferred Stock	—	—	—	—	(1,300,460)	—	—	(1,300,460)
Amortization of discount of Series C Preferred Stock	—	—	—	—	(380,964)	—	—	(380,964)
Series B Preferred Stock dividends	—	—	—	—	(844,274)	—	—	(844,274)
Series C Preferred Stock dividends	—	—	—	—	(206,028)	—	—	(206,028)
Reclassification of derivative liabilities to equity	—	—	—	—	560,368	—	—	560,368
Net loss	—	—	—	—	—	—	(10,895,846)	(10,895,846)
Balance, December 31, 2007	—	$—	22,897,418	$22,897	$34,512,298	$—	$(32,890,975)	$1,644,220
Stock compensation expense	—	—	—	—	587,215	—	—	587,215
Issuance of warrants to consultants	—	—	—	—	5,919	—	—	5,919
Amortization of discount of Series B Preferred Stock	—	—	—	—	(743,120)	—	—	(743,120)
Amortization of discount of Series C Preferred Stock	—	—	—	—	(761,929)	—	—	(761,929)
Series B Preferred Stock dividends	—	—	—	—	(476,055)	—	—	(476,055)
Series C Preferred Stock dividends	—	—	—	—	(396,712)	—	—	(396,712)
Net loss	—	—	—	—	—	—	(6,183,973)	(6,183,973)
Balance, June 30, 2008 (unaudited)	—	$—	22,897,418	$22,897	$32,727,616	$—	$(39,074,948)	$(6,324,435)

See accompanying notes to these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,		Cumulative Period from February 18, 1998 (date of inception) to June 30,
	2008	2007	2008
Cash flows from operating activities
Net loss	$(6,183,973)	$(5,485,554)	$(37,308,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest forgiven	—	—	(91,421)
Employee compensation notes payable forgiven	—	—	(795,465)
Depreciation and amortization	148,042	131,124	949,499
Stock issued for services	—	52,400	512,462
Stock compensation expense	587,215	1,160,652	3,531,296
Non-cash compensation expense	—	—	1,100,000
Amortization of debt issuance costs	—	94,189	644,346
Amortization of discounts on notes payable	—	955,389	1,480,448
Net decrease in fair value of derivatives	—	(382,920)	(845,077)
Issuance of warrants to consultants	5,919	262,381	303,810
Change in operating assets and liabilities:
Increase in cash restricted for note payable and lease obligations	—	—	(34,877)
Decrease (increase) in prepaid expenses and other current assets	1,900	—	(166,117)
Increase (decrease) in accounts payable	445,972	(138,087)	972,926
Increase in accrued interest payable	—	—	180,943
Increase (decrease) in accrued expenses and other liabilities	(190,712)	(516,350)	1,010,749
Increase in deferred revenue	—	—	33,333
Net cash used in operating activities	(5,185,637)	(3,866,776)	(28,521,367)

Cash flows from investing activities
Purchase of property and equipment	(244,315)	(47,068)	(1,473,089)
Proceeds from the sale of property and equipment	—	—	27,792
Purchases of patents, trademarks and organization costs	(196,588)	—	(264,336)
Net cash used in investing activities	(440,903)	(47,068)	(1,709,633)

Cash flows from financing activities
Proceeds from notes payable to related party	—	—	115,103
Payments on notes payable to related party	—	—	(164,328)
Proceeds from convertible notes payable	—	—	3,390,000
Payments on convertible notes payable	—	—	(1,470,672)
Net repayments from notes payable	—	(2,401,280)	(62,833)
Issuance of warrants to placement agent	—	—	37,596
Proceeds from the issuance of preferred stock, net	—	12,000,000	32,367,969
Proceeds from the issuance of common stock, net	—	—	2,089,050
Net cash provided by financing activities	—	9,598,720	36,301,885

Net increase (decrease) in cash and cash equivalents	(5,626,540)	5,684,876	6,070,885
Cash and cash equivalents, beginning of period	11,697,425	20,188	—
Cash and cash equivalents, end of period	$6,070,885	$5,705,064	$6,070,885

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$134,434	$960,727
Cash paid for income taxes	$—	$—	$—
Interest capitalized into notes payable	$—	$—	$8,250
Debt issuance cost for warrant issued	$—	$—	$500,000
Preferred stock dividend and amortization of discount	$2,377,816	$1,178,499	$6,877,398
Conversion of notes payable for preferred stock	$—	$—	$898,250
Conversion of notes payable for common stock	$—	$—	$980,103
Stock issued for services	$—	$—	$1,612,462
Stock issued for interest	$—	$—	$81,272
Reclassification of derivatives to equity	$—	$560,368	$560,368
Intrinsic value of beneficial conversion options on Preferred Stock	$—	$—	$7,525,246
Issuance of warrants to Preferred Stock investors	$—	$—	$7,525,246

See accompanying notes to these consolidated financial statements.

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

Uni-Pixel is a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. As of June 30, 2008, we had accumulated a total deficit of $39.1 million from operations in pursuit of this objective.

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

Through June 30, 2008, we have been primarily engaged in developing our initial product technology, recruiting personnel, commencing our U.S. operations and raising capital. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2008. We will finance our operations primarily through our existing cash and possible future financing transactions.

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

As of June 30, 2008, we had cash and cash equivalents of $6.1 million.  We believe that our existing capital resources are adequate to finance our operations until December 2008.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional debt and equity to meet our business objectives.

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

Note 2 - Liquidity

Our accompanying consolidated financial statements have been prepared assuiming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  However, Uni-Pixel has sustained losses and negative cash flows from operations since its inception. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations.  The Company’s management may be forced to reduce operating expenses or delay planned expenditures commensurate with its level of working capital.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks. The amounts held in these banks exceed from time to time the insured limit of $100,000 and exceeded that balance as of June 30, 2008 and December 31, 2007 by $5,569,306 and $11,279,525, respectively. The terms of these deposits are on demand to minimize risk.  We have not incurred losses related to these deposits.

Restricted cash

As of June 30, 2008 and December 31, 2007, we had restricted cash of $34,877.  This amounts secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas as of both June 30, 2008 and December 31, 2007.  The restricted cash has been segregated into current and long-term classifications based on its anticipated liquidation.

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

Intangible assets

Our intangible assets represent patents and patent applications, acquired from third parties, which are recorded at cost and amortized over the life of the patent.  We review the value recorded for intangible assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results to the extent the carrying value exceeds fair value determined based on the net present value of estimated future cash flows.

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

Revenue from development contracts are recognized when the contract is completed and collectibility is reasonably assured.  Deferred revenue on these contracts of $33,333 as of June 30, 2008 and December 31, 2007 consists of a development contract to produce and deliver a prototype device.

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

We may, from time to time, issue common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to persons other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R),  which is measured as of the date required by EITF Issue 96-18 (“EITF 96-18”), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

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

The Company has losses carried forward for income tax purposes to June 30, 2008. There are no current or deferred tax expenses for the three and six month periods ended June 30 2008 and 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. Accordingly, no benefit has been recognized on the net loss as the realization of the net operating loss carryforward cannot be assured.

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

At June 30, 2008, options and warrants to purchase 19,624,593 shares of common stock at exercise prices ranging from $1.10 to $2.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.  Further, at June 30, 2008, 17,760,438 shares of common stock, convertible from Series B Convertible Preferred Stock and associated dividends, were not included in the computation of diluted earnings per share as there effect would be antidilutive.  Further, at June 30, 2008, 7,573,393 shares of common stock, convertible from Series C Convertible Preferred Stock and associated dividends, were not included in the computation of diluted earnings per share as there effect would be antidilutive.

Fair value of financial instruments

Our financial instruments consist of accounts receivable, accounts payable, notes payable and derivative liabilities. We believe the fair values of our accounts receivable, accounts payable, notes payable and derivative liabilities reflect their respective carrying amounts.

Recently adopted accounting pronouncements

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

Effective January 1, 2008, the Company partially adopted SFAS 157, which provides a framework for measuring fair value. Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The partial adoption of this standard only resulted in additional disclosure requirements and had no financial statement impact. Delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company has not applied the provisions of SFAS 157 for intangible assets and long-lived assets measured for fair value for impairment assessment under Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Refer to Note 6 — Fair Value Disclosure (SFAS 157 Disclosure) of the unaudited consolidated financial statements for further information regarding the fair value of the Company’s financial instruments.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and
Liabilities – Including an Amendment of SFAS No. 115 (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates. The Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments  otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. In connection with the adoption of this standard, the Company did not elect any additional financial instruments to be recorded at fair value.

Recent accounting pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of Statement No. 133 (SFAS 161). SFAS 161 enhances disclosure requirements about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adoption of SFAS 161.

In May 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This staff position addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the allocation in computing earnings per share under the two-class method described in SFAS 128, Earnings Per Share. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of adoption of this guidance.

In November 2007, FASB issued EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”).”   EITF 07-1 requires additional disclosures related to collaborative arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact the adoption of EITF 07-1 will have on the Company’s consolidated financial statements.

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

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not believe SFAS 162 will have a significant impact on the Company’s consolidated financial statements.

Note 4 - Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities in The Woodlands, Texas under a third party non-cancelable operating lease through 2010. Future minimum lease commitments as of June 30, 2008 are as follows:

Year Ending December 31
2008	$101,635
2009	206,267
2010	191,825
2011	—
2012	—
Thereafter	—
Total	$499,727

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

During the three months ended June 30, 2008, (1) we issued no shares of common stock for cash in connection with the exercise of stock options; (2) issued no shares of common stock in exchange for cashless exercise of warrants; (3) issued no shares of common stock in connection with the conversion of Series B Preferred Stock and accrued dividends; and (4) issued no shares of common stock in connection with the conversion of Series C Preferred Stock and accrued dividends.

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

Dividends shall accrue, whether or not declared and paid, on the Series B Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate.  These dividends are charged to additional paid-in capital.  Each share of Series B Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $3.75 for the Series B Preferred Shares, plus all accrued and unpaid Series B Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series B Preferred Stock conversion price of $0.75, which is subject to adjustment from time to time in accordance with the Certificate of Designations.  As of June 30, 2008, there were 3,200,000 shares of Series B Preferred Stock outstanding, with cumulative unpaid dividends of approximately $1,320,329 or 352,088 shares of Series B Preferred Stock.

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

Dividends shall accrue, whether or not declared and paid, on the Series C Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate. These dividends are charged to additional paid-in capital.  Each share of Series C Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $11.20 for the Series C Preferred Shares, plus all accrued and unpaid Series C Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series C Preferred Stock conversion price of $1.40, which is subject to adjustment from time to time in accordance with the Certificate of Designations.  As of June 30, 2008, there were 892,858 shares of Series C Preferred Stock outstanding, with cumulative unpaid dividends of approximately $602,740 or 53,816 shares of Series C Preferred Stock.

Stock-based Compensation

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

In the second quarter of 2008, we did not grant any options under the 2005 Stock Incentive Plan.

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

In the second quarter of 2008, we granted a total of 465,625 options to purchase our common stock with an exercise price of $1.45 per share to nine employees.  425,625 of these options vest monthly over 36 months.  40,000 of these options vest 1/3rd on the one year anniversary of the date of grant, 1/3rd on the second year anniversary of the date of grant, and 1/3rd on the third year anniversary of the date of grant.

Other Stock Options

In the first quarter of 2008, we did not grant any other stock options.

In the second quarter of 2008, we did not grant any other stock options.

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

Total compensation expense recognized for options was approximately $0.6 million and $1.2 million for the six months ended June 30, 2008 and June 30, 2007, respectively.

A summary of the changes in the total stock options outstanding during the six months ended June 30, 2008 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2007	4,712,500	$1.58
Granted	1,065,625	1.45
Forfeited or expired	—	—
Exercised	—	—
Outstanding at June 30, 2008	5,778,125	$1.56
Vested and exercisable at June 30, 2008	3,362,578	$1.65

The fair value of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended June 30, 2008	Three Months ended June 30, 2007	Six Months ended June 30, 2008	Six Months ended June 30, 2007
Expected life (years)	5 years	5 years	5 years	5 years
Interest rate	0.90 to 1.97%	5.1%	0.90 to 3.27%	5.1%
Dividend yield	—	—	—	—
Volatility	108.47%	82.12%	108.47%	82.12%
Forfeiture rate	—	—	—	—

At June 30, 2008, there was $2.1 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.28 years.  There were 801,639 options that became vested during the six months ended June 30, 2008.

Note 6 - Fair Value Measurements

                As of January 1, 2008, the Company implemented FAS No. 157, Fair Value Measurements (“FAS 157”) for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period and non-financial assets and liabilities that are remeasured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer implementation of FAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009.

                In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets that have been measured at fair value as of June 30, 2008, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Quoted	Significant
	Fair Value	Prices in	Other
	at	Active	Observable
	June 30,	Markets	Inputs
Description	2008	(Level 1)	(Level 2)
Assets:
Cash and cash equivalents	$6,070,885	$6,070,885	$—

Assets measured at fair value at June 30, 2008	$6,070,885	$6,070,885	$—

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

Intangible Assets:  Our intangible assets represent patents and patent applications, acquired from third parties, which are recorded at cost and amortized over the life of the patent.  We review the value recorded for intangible assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results to the extent the carrying value exceeds fair value determined based on the net present value of estimated future cash flows.

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

Prior to January 1, 2006, we accounted for our stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 — “Accounting for Stock Based Compensation.” Under SFAS No. 123, we are permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB No. 25”), and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. We have elected to continue following the provisions of APB No. 25. Stock options issued to persons other than employees or directors are recorded on the basis of their fair value as required by SFAS No. 123.

RESULTS OF OPERATIONS

Comparison of the six months ending June 30, 2008 and 2007

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

Revenues stayed constant at $0 for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the six months ended June 30, 2008 and the six months ended June 30, 2007 was $0.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 45% or approximately $1,519,000, to $1,837,053 for the six months ended June 30, 2008 from $3,356,135 for the six months ended June 30, 2007.  The major components of the decrease are as follows:

a)  Salaries and benefits decreased by approximately $900,000 to $904,000 for the six months ended June 30, 2008 compared to $1,804,000 for the six months ended June 30, 2007, due to a decrease in stock compensation expense of approximately $742,000 to $349,000 for the six months ended June 30, 2008 compared to $1,091,000 for the six months ended June 30, 2007;

b) Contract labor decreased by approximately $58,000 to $8,000 for the six months ended June 30, 2008 compared to $66,000 for the six months ended June 30, 2007;

c) Legal expense increased by approximately $64,000 to $205,000 for the six months ended June 30, 2008 compared to $141,000 for the six months ended June 30, 2007;

d) Accounting expense increased by approximately $12,000 to $52,000 for the six months ended June 30, 2008 compared to $40,000 for the six months ended June 30, 2007;

e) Office expense decreased by approximately $27,000 to $44,000 for the six months ended June 30, 2008 compared to $71,000 for the six months ended June 30, 2007;

f) Travel expense decreased by approximately $17,000 to $30,000 for the six months ended June 30, 2008 compared to $47,000 for the six months ended June 30, 2007;

g) Depreciation and amortization expense increased by approximately $17,000 to $148,000 for the six months ended June 30, 2008 compared to $131,000 for the six months ended June 30, 2007;

h) A one time professional consulting fee of $697,000 was incurred for the six months ended June 30, 2007.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $3,049,000 during the six months ended June 30, 2008 to $4,489,859 from $1,441,069 for the six months ended June 30, 2007. The major components of the increase are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $769,000 to $1,340,000 for the six months ended June 30, 2008 compared to $571,000 for the six months ended June 30, 2007 due to an increase in the number of research and development employees and the level of compensation for these employees and due to an increase in stock compensation expense of approximately $169,000 to $239,000 for the six months ended June 30, 2008 compared to $70,000 for the six months ended June 30, 2007;

b) Consulting expense attributable to research and development increased by approximately $272,000 to $770,000 for the six months ended June 30, 2008 compared to $498,000 for the six months ended June 30, 2007 primarily due to increased services related to prototype development;

c) Lab expense increased by approximately $1,856,000 to $2,037,000 for the six months ended June 30, 2008 compared to $181,000 for the six months ended June 30, 2007 primarily due to increased services related to prototype development; and

d) Travel expense attributable to research and development increased by approximately $97,000 to $210,000 for the six months ended June 30, 2007 compared to $113,000 for the six months ended June 30, 2006.

OTHER INCOME (EXPENSE).

a) Net decrease in fair value of derivative liabilities was an income of $382,920 for the six months ended June 30, 2007, relating to the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006 and the Warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006.

b) Debt issuance expense was $94,189 for the six months ended June 30, 2007, due to the debt raised in May 2006 and September 2006.

c) Interest income (expense), net increased to income of $142,939 for the six months ended June 30, 2008 as compared to $(977,081) for the six months ended June 30, 2007, primarily due to a) more cash on hand during the six months ended June 30, 2008 and b) during the six months ended June 30, 2007, the payment of interest on the $1,500,000 loan received in May 2006, the amortization of the discount on the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006, the payment of interest on the $900,000 loan received in September 2006, and the amortization of the discount on the Warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006.

NET LOSS.   Net loss increased to $6,183,973 for the six months ended June 30, 2008, as compared to $5,485,554 for the six months ended June 30, 2007. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the six months ended June 30, 2008 was $8,561,789 as compared to a net loss attributable to common stockholders of $6,664,053 for the six months ended June 30, 2007. The net loss attributable to common stockholders for the six months ended June 30, 2008 includes $2,377,816 of accrued but unpaid preferred stock dividends and amortization of preferred stock discount.  The net loss attributable to common stockholders for the six months ended June 30, 2007 includes $1,178,499 of accrued but unpaid preferred stock dividends and amortization of preferred stock discount.

Comparison of the three months ending June 30, 2008 and 2007

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

Revenues were $0 for the three months ended June 30, 2008 and the three months ended June 30, 2007.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the three months ended June 30, 2008 and the three months ended June 30, 2007 was $0.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 4% or $40,000, to $1,000,209 for the three months ended June 30, 2008 from $959,872 for the three months ended June 30, 2007.  The major components of the increase are as follows:

a)  Salaries and benefits decreased by approximately $67,000 to $494,000 for the three months ended June 30, 2008 compared to $561,000 for the three months ended June 30, 2007 due to a decrease in stock compensation expense of approximately $50,000 to $141,000 for the three months ended June 30, 2008 compared to $191,000 for the three months ended June 30, 2007;

b) Contract labor decreased by approximately $2,000 to $5,000 for the three months ended June 30, 2008 compared to $7,000 for the three months ended June 30, 2007;

c) Legal expense increased by approximately $87,000 to $139,000 for the three months ended June 30, 2008 compared to $52,000 for the three months ended June 30, 2007;

d) Accounting expense decreased by approximately $2,000 to $20,000 for the three months ended June 30, 2008 compared to $22,000 for the three months ended June 30, 2007;

e) Office expense decreased by approximately $23,000 to $20,000 for the three months ended June 30, 2008 compared to $43,000 for the three months ended June 30, 2007;

f) Travel expense decreased by approximately $2,000 to $16,000 for the three months ended June 30, 2008 compared to $18,000 for the three months ended June 30, 2007;

g) Depreciation and amortization expense increased by approximately $12,000 to $78,000 for the three monthes ended June 30, 2008 compared to $66,000 for the three months ended June 30, 2007.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $1,272,000 during the three months ended June 30, 2008 to $2,221,722 from $949,831 for the three months ended June 30, 2007. The major components of the increase are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $433,000 to $731,000 for the three months ended June 30, 2008 compared to $298,000 for the three months ended June 30, 2007 due to an increase in the number of research and development employees and the level of compensation for these employees and due to an increase in stock compensation expense of approximately $76,000 to $111,000 for the three months ended June 30, 2008 compared to $35,000 for the three months ended June 30, 2007;

b) Consulting expense attributable to research and development decreased by approximately $103,000 to $263,000 for the three months ended June 30, 2008 compared to $366,000 for the three months ended June 30, 2007;

c) Lab expense increased by approximately $886,000 to $1,051,000 for the thee months ended June 30, 2008 compared to $165,000 for the three months ended June 30, 2007 primarily due to increased services related to prototype development; and

d) Travel expense attributable to research and development increased by approximately $18,000 to $107,000 for the three months ended June 30, 2008 compared to $89,000 for the three months ended June 30, 2007.

OTHER INCOME (EXPENSE).

a) Interest income (expense), net decreased to $46,219 for the three months ended June 30, 2008 as compared to $74,169 for the three months ended June 30, 2007 primarily due to less cash on hand.

NET LOSS.   Net loss increased to $3,175,712 for the three months ended June 30, 2008, as compared to $1,835,534 for the three months ended June 30, 2007. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the three months ended June 30, 2008 was $4,367,031 as compared to a net loss attributable to common stockholders of $2,559,701 for the three months ended June 30, 2007. The net loss attributable to common stockholders for the three months ended June 30, 2008 includes $1,191,319 of accrued but unpaid preferred stock dividends and amortization of preferred stock discount.  The net loss attributable to common stockholders for the three months ended June 30, 2007 includes $724,167 of accrued but unpaid preferred stock dividends.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the six months ended June 30, 2008 increased to $5,185,637 as compared to $3,866,776 used for the six months ended June 30, 2007. This is primarily attributable to an increase in research and development expense for the six months ended June 30, 2008 and is offset by the one time cash Consulting Fee expense of $480,000 that incurred during the six months ended June 30, 2007.

Investing Activities

Cash used for investing activities during the six months ended June 30, 2008 amounted to $440,903, as compared to $47,068 used for investing activities for the six months ended June 30, 2007. This is primarily attributable to the acquisition of patents and patent applications in the second quarter of 2008 in the amount of approximately $197,000.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements of common stock, convertible investor notes, Series A Convertible Preferred Stock offering which we closed in December 2004 and January 2005 and Series B Convertible Preferred Stock offering which we closed in February 2007 and Series C Convertible Preferred Stock offering we closed in September 2007. During the six months ended June 30, 2008, the total net cash provided by financing activities was $0.  During the six months ended June 30, 2007, the total net cash provided by financing activities was $9,598,720, which includes: a) $2,401,280 payments on notes payable and b) $12,000,000 net proceeds from the issuance of Series B Convertible Preferred Stock.

Working Capital

As of June 30, 2008, we had a cash balance of $6.1 million.  We project that current cash reserves will sustain our operations at least through December 2008, and we are not aware of any trends or potential events that are likely to impact our short term liquidity through this term.

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

We are a development stage company and have not experienced significant operations since our formation. We reached a positive working capital position as of the first quarter of 2005 as a result of our financing activities. We have incurred significant operating losses during the years ended December 31, 2002, 2003, 2004, 2005, 2006 and 2007 and the six months ended June 30, 2008. We intend to utilize a proprietary methodology for development of our displays. Our principal activities, from the beginning of the development stage, have been organizational matters, capital raising activities including issuance of stock, product research and development, fund raising, and market research.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2008, management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management concluded that, as of June 30, 2008, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Based on the most recent evaluation, our Chief Executive Officer and Chief Financial Officer have determined that no significant changes in our internal control over financial reporting occurred during our most recent fiscal quarter that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

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

UNI-PIXEL, INC.

August 12, 2008	By:	/s/ James A. Tassone
Date		James A. Tassone, Chief Financial Officer