Form 10KSB/A
period 2007-12-31
Uni-Pixel
filed 2008-09-26
CIK 1171012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(AMENDMENT NO. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

COMMISSION FILE NUMBER: 0-49737

UNI-PIXEL, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	75-2926437
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8708 Technology Forest Place, Suite 100
The Woodlands, Texas 77381

(Address of Principal Executive Offices, Including Zip Code)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the period ending December 31, 2007, which was filed on March 7, 2008 (the ‘‘Form 10-KSB’’) to amend Item 8A, “Controls and Procedures,” replacing it in its entirety with Item 8A(T), “Controls and Procedures”.

Except as disclosed in this Explanatory Note, we have not updated the disclosure contained in the original Form 10-KSB.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 contains new certifications of our Chief Executive Officer and Principal Financial Officer executed as of the date hereof. All other disclosures and exhibits as filed in our Form 10-KSB are hereby incorporated by reference as to such. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission (“SEC”).

There are no other changes to the original Form 10-KSB, other than those outlined in this document. This form 10-KSB/A does not reflect events occurring after the filing of the original 10-KSB, nor does it modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

We have filed the following exhibits with this amendment:

Exhibit 31.01 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934;

Exhibit 31.02 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934;

Exhibit 32.01 Certification of Chief Executive Officer pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; and

Exhibit 32.02 Certification of Chief Financial Officer pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**********

PART II

Item 8A(T).  Controls and Procedures.

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).   The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time period specified. Based on that evaluation, management, including the Principal Executive Officer and the Chief Financial Officer, has determined that as of December 31, 2007, our disclosure controls and procedures were not effective due to an inadvertent failure to include our management’s report on internal control over financial reporting in our annual report on Form 10-KSB for the year ended December 31, 2007. As of the date of this amended report, we have taken the following steps to address this issue:

1.     Before each report is filed, management of the Company will review the SEC’s website, www.sec.gov, in an effort to determine any recent changes in the rules affecting our disclosure obligations; and

2.     As each report is prepared, we will discuss with our independent consultants who assist us in the review of the SEC reports and financial statements included within the reports whether they are aware of any recent changes in the rules affecting our disclosure obligations.

Internal Control Over Financial Reporting.

Management’ Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in internal controls.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 13.  Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

By:	/s/ JAMES A. TASSONE
James A. Tassone, Chief Financial Officer and Principal Accounting Officer

Date:	September 26, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ REED J. KILLION	President, Chief Executive Officer and Director	September 26, 2008
Reed J. Killion

/s/ JAMES A. TASSONE	Chief Financial Officer	September 26, 2008
James A. Tassone

/s/ BERNARD MARREN	Chairman of the Board	September 26, 2008
Bernard Marren

/s/ CARL J. YANKOWSKI	Director	September 26, 2008
Carl J. Yankowski

/s/ ROB BROGGI	Director	September 26, 2008
Rob Broggi

/s/ VICTOR CALABA	Director	September 26, 2008
Victor Calaba

/s/ ROSS YOUNG	Director	September 26, 2008
Ross Young

/s/ BRUCE BERKOFF	Director	September 26, 2008
Bruce Berkoff