Form 10-K
period 2008-12-31
Uni-Pixel
filed 2009-03-06
CIK 1171012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(281) 825-4500

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $22,765,733 on June 30, 2008, based on the last reported sales price of the registrant’s common stock on the Over-the-Counter Bulletin Board on such date. All executive officers, directors and 10% or more beneficial owners of the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, “affiliates” of the registrant.

As of January 31, 2008, there were 22,897,418 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

PART I

ITEM 1.  BUSINESS

Cautionary Note About Forward-Looking Statements

Certain matters discussed herein may constitute forward-looking statements and as such may involve risks and uncertainties.  In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify certain forward-looking statements.  These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision.  Our actual results, performance, or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements.  For discussion of the factors that might cause such a difference, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”  We undertake no obligation to update or revise such forward-looking statements.  We urge readers to review carefully the risk factors described in this Annual Report found in Item 1A. and the other documents that we file with the Securities and Exchange Commission (“SEC”). These documents can be read at www.sec.gov.

OVERVIEW

Uni-Pixel, Inc. is a development stage company that has patented a next generation color display technology it calls Time Multiplexed Optical Shutter (“TMOS”). The Company believes it is the leader in the research, development and future commercialization of new flat panel displays using TMOS architecture as the means to improve the performance and reduce the bill of materials costs realized in the production of flat panel display systems.  It is envisioned that TMOS displays will be designed to be consistent in form and fit with current Liquid Crystal Display (LCD) technology in order to allow TMOS based display panels to be used in the same display applications that currently use LCD display panels.

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

We expect the advantages in reduced manufacturing costs, enhanced viewing quality, unique design attributes, and improved performance of the TMOS display architecture over current non-TMOS Flat Panel Display alternatives to motivate partners to engage us in development, commercialization, or incorporation of TMOS displays in their products.  These partners should collectively serve to create supply and to drive demand for TMOS-based products.

Uni-Pixel’s technology leadership and intellectual property position is expected to enable it to generate revenues from its various technologies in two phases.  For technologies that are licensed, the initial phase is expected to generate revenue from partners through funded development efforts, and/or up-front licensing fees. The second phase is expected to include royalties from licensees that produce TMOS panels or incorporate them into applications for automotive, active signage, and medical and consumer electronics (i.e., TVs, monitors, personal computers, cameras, games, etc.).  For technologies that will be produced and supplied, specifically the Company’s Opcuity Performance Engineered films, the Company expects to generate revenues initially from joint development activities with contracted partners.  The second phase is expected to generate sales revenues from customer orders for manufactured film products.  In the case of TMOS targeted film, the Company will supply a key material component, its Opcuity™ Active Layer film, to its TMOS panel manufacturing partners that will be a revenue source.

Through its research and development efforts, the Company has established a portfolio of TMOS and Opcuity film related patents, patent applications and other intellectual property rights. Uni-Pixel currently has 31 issued, 4 allowed and 82 pending patent applications worldwide providing a strong foundation that will support:

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

•                  Actively licensing technology to display manufacturers, supply chain participants, and device providers for use in applications such as mobile phones, digital cameras, laptop computers, and other consumer electronic devices; and

•                  Actively licensing film designs and production processes to manufacturing partners, or establishing film production capabilities to meet customer demand for finished film products.

Uni-Pixel’s work developing its TMOS display technology has created a core competency in the development and production of performance engineered thin films. The first of these films developed specifically for TMOS is the Opcuity Active Layer film.  The capabilities developed by Uni-Pixel to create the Opcuity Active Layer film have opened opportunities to broader applications and markets for film products other than just TMOS.  This has allowed Uni-Pixel to expand its pursuit of performance engineered film products.

Beyond TMOS, Uni-Pixel’s performance engineered film designs include finger print resistant protective film covers for touch screen display devices and solar panel efficiency enhancement films.  Uni-Pixel expects that its finger print resistant (FPR) film, “Opcuity FPR”, will be its first product to enter the market.  Uni-Pixel will continue to pursue development of its other performance engineered film designs to follow.  In pursuing these film designs, each advancing version employs common elements and builds in further unique capabilities that Uni-Pixel engineers into the film.  Ultimately these capabilities will culminate in the Opcuity Active Layer Film for TMOS.    In this way, it is an objective of the Company to augment its TMOS specific efforts with a resulting family of Opcuity performance engineered films that leverage common production processes and techniques initially developed for TMOS.

Through December 31, 2008 we have been primarily engaged in research and development efforts that have expanded our portfolio of intellectual property, building prototype devices that demonstrate the technology, recruiting key personnel, engaging various strategic partners, and raising capital consistent with our strategy.  As of December 31, 2008 we had accumulated a total deficit of $43.5 million and expect similar losses to continue through at least 2009. We will finance our continuing efforts and operations primarily through our existing cash, licensing fees being pursued from strategic partners and additional fundraising activities.

During 2008, Uni-Pixel accomplished a number of milestones in both its technical and business advancement.  This included the acquisition of certain key patents from Philips, the development of finger print resistant films, the successful development of conductor patterning processes that have been recognized as leading edge by the industry, completing development agreements with a variety of development partners, advancing subsystem designs for testing within prototype devices, licensing applicable know-how relative to the assembly of prototype systems, and the successful assembly, integration, and demonstration of prototype systems.

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

The common stock, par value $0.001 per share, of Uni-Pixel is quoted on the Bulletin Board since January 18, 2006 under the ticker symbol “UNXL.OB”.

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

Replacement of Older CRT Technology by FPDs

Although flat panel displays (FPDs) were initially adopted in the mobile consumer electronics market and in notebook computers, they have increasingly displaced cathode ray tube (CRT) displays in larger product applications such as desktop computer monitors and televisions. FPD’s unique form factor and digital interface is enabling the delivery and accurate display of video, telecommunications, information, data, analysis and instructions in both mobile and fixed environments previously unsuitable to CRTs.  This transition is being driven by consumer preferences for appliances that are thinner and lighter, particularly in larger display sizes.  For example, according to DisplaySearch, an independent market research firm tracking the FPD industry, 2002 revenues from the sale of FPD computer monitors exceeded the revenues from the sale of CRT computer monitors for the first time and, in 2004, unit shipments of FPD computer monitors exceeded unit shipments of CRT computer monitors for the first time. In the third quarter of 2007, DisplaySearch reported that FPD computer monitors accounted for 95.5% of display shipments, while CRT monitors accounted for only 4.5%.

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

The overall FPD industry is continuing to experience significant growth.  According to DisplaySearch, the worldwide FPD market grew from $43.9 billion in 2003 to $109.9 billion in 2008.  DisplaySearch expects this market to grow to an estimated $137.0 billion in 2012.  In addition to the rapid replacement of CRT applications such as monitors and TVs, the FPD industry growth is being driven by a number of other market forces including:

•                  Increased demand for large format high resolution TV’s and computer monitors;

•                  Steady growth in usage of notebook and newer “netbook” computers;

•                  A migration to color screens for mobile phones and other handheld devices; and

•                  Decreasing costs economics, increasing throughput and improving efficiency of FPD production as newer generation LCD and plasma fabrication plants are increasing production.

These factors in combination with additional market forces are driving overall growth and shifting the mix of product applications within the FPD industry.

Applications

With the proliferation of the Internet, there has not only been an explosion in the amount of available content, but a rapid evolution of the form in which it appears.  No longer is information a two-dimensional, text-only experience; online content is now being delivered in graphic rich, animated and video formats.  As the sophistication of the user base continues to heighten and bandwidth continues to increase, there will be a demand for a superior, high resolution visual experiences that only FPDs will be able to deliver — particularly in mobile wireless devices.  Flowing from this, new types of applications and functionality will evolve that, in turn, will enhance existing markets and create new ones.

Industry drivers such as new content explosion, high resolution capability, increased bandwidth and improved manufacturing efficiencies are driving new functionality in existing applications, as well as enabling the creation of new application markets that will drive the FPD industry through high volumes.

With the emergence of new technologies such as MP3 Players, TV Tuners and Bluetooth, new functionality in existing applications will should fuel demand growth in what have become relatively mature markets.  For instance, while the mobile phone market has seen relatively slow growth rates, a large pool of sophisticated users now exists who are providing the demand for new technologies such as Phone Cameras and Phone TVs.  These enhanced devices will incorporate high performance, next generation displays that will see a move away from Passive Matrix-LCDs towards Active Matrix-LCDs, as well as other emerging display types such as organic light emitting diodes (OLEDs). Additionally, FPD technology is increasingly taking forms beyond consumer electronic devices.  FPDs are increasingly used in emerging applications including retail signage, car navigation systems, instrumentation, and household appliances.

Global FPD consumption has grown by the ongoing replacement of CRT monitors and TV’s, as well as by the increasing popularity of notebook computers and portable handheld devices.  In summary, the FPD industry is currently being driven by 5 major trends:

•                  Increasing acceptance and penetration of FPD TV’s;

•                  Rapid replacement of CRT monitors and TV’s;

•                  Steady growth of various types of notebook computers;

•                  Movement to larger screen areas in FPD TV’s, computer monitors and notebook computers; and

•                  Migration to video capable color screens in mobile phones and other handheld devices.

The FPD market is currently dominated by LCDs, which accounted for an estimated 90% of total FPD sales in 2008, and demand is increasing across multiple applications with FPD formats generating industry-wide momentum.

Below is a display technology continuum which illustrates the pros and cons of various technologies.  As a disruptive technology entering the FPD landscape, we believe TMOS has strong technological advantages when compared against the competition.

	CRT	LCD	PLASMA	OLED	DLP / LCoS	TMOS
Pros	+ Inexpensive + Proven technology with long	+ Thin form- factor + Large industry base from PC	+ Large size + Brightness + Viewing angle	+ Superior image: viewing angle, contrast ratio,	+ Potential cost advantage + Thinner than CRT, but	+ Vivid Color + Readability + Resolution + Energy

	lifetime	segment		fast response time + Thinnest form factor + Potential cost advantage	thicker than LCD or plasma	Efficiency + Ruggedness + Size + Thin

Con	Thickness, weight, bulky form-factor – Brightness drops as screen size increases	Ghosting effect with moving images – Higher price relative to plasma and rear projection	Lifespan issues, dimming with age – High power consumption relative to others	– Only in small form factors in commercial production – Brightness – Material lifetime	– Limited viewing angle – Rear projection technique limits form factors and size	– Not yet in commercial production

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

In contrast, Uni-Pixel anticipates that the TMOS manufacturing process will have far fewer steps.  Benefiting from larger features and less tightly packed construction, the manufacturing process will have significantly fewer yield detractors or failure elements, and an enhanced potential for longer life and resilience over LCD and plasma panels.

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

A TMOS panel uses light injected into the edge of the glass panel much the same way a fiber optic cable works. Light is injected into one edge of the TMOS panel, with mirrors on the other three opposing sides/edges. Light goes into the guide and travels uninhibited bouncing throughout the plane creating a “photon cloud”. TMOS optical shutters then open and close on the surface of the panel to let the light escape. The ratio of light injected into the panel to light released from the surface is tunable. Uni-Pixel’s modeling and experimentation has shown that a panel tuned to 61% efficiency provides the most uniform release of light across the entire display surface. Therefore if one were to inject 1000 nits of light into a TMOS display panel, at a tuned 61% efficiency, 610 nits will be displayed out of the front of the display panel.

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

Successful Prototypes: Uni-Pixel has built prototypes that have demonstrated proof of concept, technical viability, and the operation of the sub-systems within its TMOS technology. During 2008, the Company debuted fully functional TMOS display prototypes at the Society for Informational Display (SID) conference in Los Angeles.  The Company’s current prototyping efforts are focused on the process of optimizing the materials and assembly of the display to advance to manufacturability and then on to commercialization.

Technology Progress: In early 2004, Uni-Pixel delivered its first proof of concept prototype device under a development contract.  In mid 2004, Uni-Pixel was awarded a Phase II SBIR contract by the US Air force to advance its designs as modeled during its Phase I contract in an effort to solve image break-up issues traditionally encountered in Field Sequential Color display systems.  In December 2004, Uni-Pixel closed its first significant funding round and began work on opening its own development laboratories including metrology capabilities.  These efforts continued into 2005 and resulted in the first recognition of the viability of our TMOS invention by external partners and the first opportunity for Uni-Pixel to materially implement its display architecture design.

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

In May of 2008, Uni-Pixel demonstrated its first 128x160 prototype devices at the Society for Informational Display (SID) Industry conference in Los Angeles, CA.  Uni-Pixel progressed through the remainder of the year improving the performance characteristics of each new prototype system built.  Uni-Pixel further investigated various factors effecting performance that have been demonstrated in its prototypes and engaged efforts and partners in addressing and improving on these factors.  In early 2008, an unexpected by-product of Uni-Pixel’s TMOS development efforts yielded a discovery specific to Uni-Pixel’s thin film capabilities.  The development led to Uni-Pixel’s Finger Print Resistant (FPR) film technology and further to the Opcuity FPR film product for touch screen displays.  By year end, the Company had developed a number of film designs based on its common set of core thin film competencies in optics, mastering and micro-replication.  These capabilities developed for creating precision surface modifications have been successfully combined with techniques to pattern conductors using industry standard ink-jetting techniques.  The resulting micro-optic film designs leveraging precision patterned conductors capable of being produced in roll to roll systems have become the basis of the Company’s enhanced business development efforts around performance engineered optical thin films.  By the end of December 2008, the Company had executed two Memorandums of Understanding with partnering firms to produce Opcuity films in high volume.

Through 2009, Uni-Pixel expects to align itself with several development and production partners that will assist in advancing TMOS towards commercialization.  The Company believes that it will reach agreements that will generate its first meaningful revenues which will help to augment the development work investments it has made and will make and move the Company forward in its commercialization strategy for TMOS.  Additionally, the Company will seek to enter the market with its first film product, Opcuity FPR.

STRATEGY

Uni-Pixel’s business strategy is to penetrate existing display applications with its TMOS technology for widespread use in all varieties of color displays and other related display applications. This has been augmented by a strategy to penetrate direct film product markets leveraging the capabilities and competencies achieved in the development of its Opcuity family of performance engineered films as functional application specific films. The Company is presently focused on the following steps to implement its business strategy:

•                  Develop Strategic Relationships.  Uni-Pixel plans to target strategic partners to further the Company’s efforts in the development and commercialization of TMOS displays and Opcuity films. Uni-Pixel believes that if these efforts are successful, they could result in TMOS flat panel displays reaching commercial markets in products faster than other previous display technologies.  Uni-Pixel’s display architecture leverages the application of existing materials and optical technologies in new ways that have previously been mastered by other companies in other applications.  Uni-Pixel’s management understands that gaining the assistance of some of these various technology leaders in the development of TMOS can accelerate the commercialization effort significantly.  As a result, Uni-Pixel will seek to build relationships that will allow it to leverage existing knowledge, scale, infrastructure, manufacturing and expertise in thin films, optics, control circuitry, assembly, and logistics.

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

•                  Finalize a Transferable, Licensable Manufacturing Process.  Uni-Pixel plans to complete the development of the core and foundation of its manufacturing processes and protect the intellectual property in the developed processes.  The Company also plans to establish a technology transfer team to enable the transition of the Company’s manufacturing processes to targeted manufacturing partners and licensees.

•                  Target Leading Manufacturers.  Uni-Pixel plans to target leading display, materials and electronics manufacturers as potential partners and/or licensees of its TMOS and Opcuity Performance Engineered film technologies. The Company will provide extensive technical assistance and support to manufacturers who are early evaluators, developers, or users of its TMOS technology and materials. Uni-Pixel believes that successful incorporation of its technology into the first military or commercial applications will place competitive pressure on other industry participants to adopt a TMOS display technology solution. Uni-Pixel believes that this approach will also encourage potential new market entrants as licensees seek to capture or defend original equipment manufacturer supply contracts.  Uni-Pixel will support “pull through” of its TMOS technology by actively marketing its advantages to end product original equipment manufacturers (OEMs) that incorporate display technology into their devices.  This will allow Uni-Pixel’s production partners to gain access to the original equipment manufacturer supply chain driven by end OEMs seeking the competitive product advantages offered by the Company’s TMOS technology.  Uni-Pixel will also target Original Design Manufacturers (ODMs) targeted to assemble TMOS panel packages for incorporation into OEM products.

•                  Drive Adoption by End-Product Original Equipment Manufacturers.  Uni-Pixel plans to use prototype devices to demonstrate its technology to original equipment and design manufacturers that produce end user products. The Company believes that the significant advantages that Uni-Pixel’s displays will offer in performance and packaging design can position it to be a “plug and play” replacement for existing LCD displays and will induce original equipment manufacturers to request production of TMOS displays from their existing display suppliers. This is considered a “pull-through” approach to gaining market acceptance and entry of TMOS displays into end-user products and applications.  This group will seek to acquire and integrate the panel packages into end user products.

•                  Build the Company’s Revenue Sources.  Uni-Pixel believes that it will be able to produce revenues from four distinct sources, consisting of licensing revenues (initial licensing fees and royalties), subcontracted manufacturing revenues (from the Company’s low volume military and commercial production, joint ventures, or products produced by third party contract manufacturers), materials and film revenues (from the materials Uni-Pixel plans to supply to prospective partners, contract manufacturers, and licensees), and funded research revenues.

Uni-Pixel’s contemplated TMOS initiatives include applications involving flexible displays, transparent displays and unique military applications. Uni-Pixel also plans to conduct research on the use of a variety of different thin-film technology in TMOS applications and the construction of TMOS displays. The Company’s focus on next-generation technologies is designed to extend Uni-Pixel’s position as the leading provider of TMOS solutions and Opcuity Performance Engineered Films as new markets and applications emerge.

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

•                  Assembly and testing of multiple format prototype devices; and

•                  Finalization of specifications for retrofitting existing LCD manufacturing plants for TMOS production.

Specifically this includes:

High Level Milestones

6 Months	12 Months	18 Months	24 Months

•                  Finalize potential materials for inclusion in thin film stacks

•                  Engage leading semiconductor partners to provide design and development services for controller chips

•                  Advance targeted partnerships with TFT manufacturers to begin efforts to develop TMOS technology for commercialization

•                  Complete development agreements and partnering efforts for thin film materials

•                  Complete design and implementation of proprietary drive control circuitry

•                  Engage contractors and partners for implementation of manufacturing systems

•                  Complete assembly and testing of pilot line

•                  Refine specifications of manufacturing system with the help of partnerships with system specialists

•                  Form partnerships with OEM firms to implement TMOS technology in their end user products

• Refine and test pilot line procedures • Implement manufacturing system • Form partnerships with OEM firms to implement TMOS technology in their end user products

Uni-Pixel’s senior management team will work with various targeted strategic partners in each step of the process to provide certain market and technical support resources.  Over time, Uni-Pixel expects it will pursue discussions with a variety of potential assembly and manufacturing partners.  Uni-Pixel will seek to leverage access to potential partner pilot lines in exploring and growing a continuous flow manufacturing system.  It is expected that this pilot line will be the initial platform for the finalization of the specifications to be included in the continuous flow manufacturing system.

CUSTOMERS AND PARTNERS

The future customers for the TMOS panel “packages” will be the OEMs that currently use existing display technologies such as LCD, Plasma, and OLED in their final products.  Therefore, the end customer for a Uni-Pixel TMOS panel package will be an integrator, assembler, ODM or the OEM itself.  Initially, Uni-Pixel’s strategic partners will be its primary customers through the commercialization process.  This will include its development partners such as Lockheed Martin, its manufacturing partners, and its other vertical market partners.

Uni-Pixel expects that it will pursue discussions with a variety of potential assembly and manufacturing partners as it achieves its technical milestones.  This will include the demonstration of panel packages that can either directly displace alternative technologies, or allow for unique new design implementations.  Once design wins for its panels are secured, Uni-Pixel will leverage these OEM customers for product unit demand to target potential manufacturing partners to expand production capacity.  Uni-Pixel has completed development work within several contracts and with partners that provide comprehensive validation of TMOS technology and that will serve as a basis for future customer growth.

The Company’s future Opcuity Performance Engineered Films customers should include a variety of companies from device OEMs to channel distribution partners.  Uni-Pixel will seek to sell rolls of film in uncut format as well as films that are die-cut and packaged as direct to market products.  The type and variety of film sales will depend on the nature of the specific buyer and target application for the film.

Current Partners

•                  Philips Research Lab/MiPlaza Open Innovation Center: Uni-Pixel engaged MiPlaza as a development partner working on certain prototyping tasks to advance the display architecture, provide electronic backplanes, support the assembly process, and provide engineering development support.  This effort has and will continue to provide Uni-Pixel with further advanced prototypes and additional subsystems that further the optimization process for manufacturing.  Uni-Pixel has also purchased certain patents from Philips resulting directly from the interaction between the two companies and the synergies of the patents with Uni-Pixel’s patent portfolio.

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

Target Partners

•                  Optical Thin Film Production: Uni-Pixel is seeking partners for assistance in the development and manufacturing of its thin film layer.  Implementation of the TMOS architecture can be accomplished using a variety of materials that can achieve the required properties’ relationship between layers.  No new or unique materials will be required, rather just the optimization of existing materials as implemented within the process and system.  Initially Uni-Pixel expects to contract for development work with the objective of reaching a production agreement or joint venture with one or more thin film manufacturers.  During the course of 2008, Uni-Pixel secured subcontracted manufacturing capacity for its initial thin film production and signed two separate Memorandums of Understanding with production partners to provide high volume manufacturing capacity.

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

•                  Large Computer OEM and ODM: Uni-Pixel has delivered a unique proof of concept prototype device to a large computer system OEM under the terms of an engineering development agreement.  This early prototype established the first system for testing and evaluation of the architecture and operation of the system for gathering direct performance feedback.  Additional work continues specific to advancing this prototype to implementation within an end user product.

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

Uni-Pixel’s sales strategy intends to build a diverse revenue base that will derive revenues from multiple sources:

•                  Licensing revenues — Strategic manufacturing partners that license Uni-Pixel manufacturing processes for a manufacturing operation, cross licensed partners that produce portions of the materials or technology incorporated into TMOS displays, and a silicon foundry partner that produces the display controller semiconductors.

•                  Product revenues — Integrators of display panel packages designed and built for small volume requirements such as military and avionics applications, or unique custom displays.  Proceeds from the sales of Opcuity performance engineered film products.

•                  Critical materials — Integrators or manufacturers that produce or assemble display panel packages.  For integrators this can include control driver chips from Uni-Pixel’s foundry partner.  For manufacturers this can include materials such as its Opcuity™ thin films featuring micro-optics and transparent conductors to be used in the display panel.

•                  Research contracts — Integrators that are seeking to leverage unique attributes that TMOS can potentially provide such as curved or shaped displays, transparent displays, or uniquely applied displays.  Uni-Pixel expects that initially the US Government will be a principal customer of this variety.

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

RESEARCH AND DEVELOPMENT

From inception through December 31, 2008, Uni-Pixel has spent approximately $21.8 million on research and development activities, with $7.5 million and $4.5 million invested in 2008 and 2007, respectively. Uni-Pixel continues conducting research and development both internally and externally and anticipates significantly higher investments going forward.

As of December 31, 2008, Uni-Pixel has one principal location conducting internal research.  The Company’s headquarters and primary development site are located in The Woodlands, Texas.  The headquarters location includes a Class 100 clean room where display materials testing and assembly is conducted, an electronics lab, optical testing facilities, test and measurement equipment, and electronics development systems.

Currently, Uni-Pixel is engaged in the development of second phase prototypes to demonstrate the full functionality of the TMOS technology across multiple pixel sizes and a variety of commercial applications. The Company has engaged several external vendors to produce the material requirements of each element that makes up Uni-Pixel’s display prototypes. These vendors are to deliver to the Company the individually contracted elements as specified by Uni-Pixel. Working with its strategic partners, Uni-Pixel is advancing the individual elements into the Company’s next generation working prototype devices.

Uni-Pixel expects that these prototype devices will demonstrate the image and color generation capabilities of the Company’s TMOS displays in three pixel sizes, ..25mm, .5mm, and 1mm. These devices will then be used to identify the specific issues related to performance optimization and to their integration into unique end-product applications.

The phase two prototypes will be the next phase of a product roadmap that targets the production of viable commercial display panels within 24 to 36 months. The development process will also include selecting and completing the preferable manufacturing processes that will be transferable to joint venture partner operations or licensees.

Uni-Pixel plans to complete the development of the preferred manufacturing process for its film products within the Company’s laboratory environment and has engaged a small-scale pilot production line that will be the research and development proving ground for a continuous flow manufacturing process followed potentially by a roll to roll manufacturing process for all of its Opcuity performance engineered films.

Research and development costs are expensed as incurred and include salaries and benefits, costs to third party contractors to perform research or other activities related to the Company’s research, professional fees related to intellectual property work, and a portion of facilities costs.

COMPETITION

The display industry in which Uni-Pixel operates is highly competitive. While existing flat panel display technologies such as LCD and Plasma currently dominate the marketplace, Uni-Pixel will be more specifically competing against other emerging technologies such as OLED and Liquid Crystal on Silicon, or LCoS.  It is Uni-Pixel’s objective to enable the LCD manufacturing infrastructure to evolve forward into TMOS production as a forward extension of its current operation.  In this way, TMOS competes with inertia within the LCD industry and the resistance to change.  However, given the potentially compelling advantages TMOS offers, the Company believes that this can be overcome.

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

Existing Technologies:

•                  Liquid Crystal Display (LCD) Competitors: LCD is currently the dominant technology in the FPD sector with 90% market share in 2008. Samsung Electronics and LG Philips LCD Co. Ltd. are market leaders while additional competitors include:  Sharp Electronics Corp., NEC Corp., Hitachi Ltd., AU Optronics Corp., Chi Mei Optoelectronics Corp., Chunghwa Picture Tubes Ltd., Quanta Corp. and HannStar Display Corp.

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

•                  High Temperature Polysilicon LCD (HTPS-LCD) Competitors: The HTPS-LCD technology, a transmissive FPD technology, is championed by Epson Corp., Sony Corp, Panasonic Corp., Hitachi Ltd., Skyworth Digital Hld., and Konka Group.  HTPS-LCD works especially well and has gained popularity in near-to-eye displays (for use in a camcorder viewfinder), front projectors (which uses a front-lens to stretch the image), and rear-projection TV sets.

Emerging Technologies:

•                  OLED Competitors: Eastman Kodak Company has licensed a fluorescent OLED technology and other patents for display applications to a number of display manufacturers. In addition, Eastman Kodak and Sanyo Electric, through a joint venture known as SK Display Corporation, Samsung NEC Mobile Display Co., Ltd., RiTdisplay and Pioneer are presently manufacturing OLED products using OLED technologies. Eastman Kodak, Covion Organic Semiconductors GmbH, Universal Display Corp. (UDC), and Idemitsu Kosan Co. are selling and licensing various forms of OLED materials and processes that will compete with Uni-Pixel’s proprietary TMOS technology. Samsung SDI has launched production of OLED displays in a relationship leveraging licenses from UDC.  Another OLED industry participant, Cambridge Display Technology (CDT), Ltd., has licensed and is working with a number of display manufacturers on its polymer OLED technology. Following the creation of a CDT joint venture with Sumitomo Chemicals to produce and manufacture polymer OLEDs, CDT has been acquired by Sumitomo.

•                  Other Technologies Competitors: There are a number of other technologies under development that may some day compete with Uni-Pixel. These include “electronic paper” implementations from E-Ink, Sipix, and Prime View International; “Non-Organic Thick Film Dielectric Electro Luminescent Technology” developed by iFire Technologies, a unit of Westaim Corporation; and flat CRT and silicon based MEMs systems from Qualcomm and Pixtronix.

INTELLECTUAL PROPERTY

Starting in 2004, Uni-Pixel began a significant expansion of its Intellectual Property (IP) portfolio.  As a pioneer in the arena of near field optics applied to micro electronic mechanical systems (MEMS) -based display technology, Uni-Pixel often creates a new invention when solving a technology issue.  Uni-Pixel has engaged one of the industry’s largest and most experienced IP firms to assist in the prosecution of our patent filings.  TMOS represents a “green field” technology in that it is a new approach to displays leveraging well known concepts in new ways.  This has created an unexplored arena for Uni-Pixel to innovate and generate IP on a continuing basis.

Relating to TMOSTM technology, the Company currently owns 31 patents and 4 allowed patent applications in the following 15 patent families:

•                  Optical Display

•                  Field Sequential Color Efficiency

•                  Enhancing a Field Sequential Color Palette in an Optical Display

•                  Air Gap Autogenesis Method

•                  Extended Gamut Field Sequential Color

•                  Curved Screen FTIR Display Mechanism

•                  Enhancements to Optical Flat Panel Displays

•                  Double-Electret MEMS Actuator

•                  Electromechanical Dynamic Force Profile Articulating Mechanism

•                  Optical Microstructures for Light Extraction and Control

•                  Corner-Cube Retroreflectors for Displays

•                  Display Device Comprising a Light Guide

•                  Display Device Comprising a Light Guide With Electrode Voltages Dependent on Previously Applied Electrode Voltages

•                  Display Device Comprising a Light Guide

•                  Display Device Comprising an Optical Waveguide Plate and Method of Operating for the Same

EMPLOYEES

As of January 31, 2009, we have 23 full-time employees and no part-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also employ consultants on an as-needed basis to supplement existing staff.

OUR COMPLIANCE WITH ENVIRONMENTAL PROTECTION LAWS

We are not aware of any current federal, state or local environmental compliance regulations that have a material effect on our business activities. We have not expended material amounts to comply with any environmental protection statutes and do not anticipate having to do so in the foreseeable future.

ITEM 1A. RISK FACTORS

Set forth below are certain risks and uncertainties relating to our business.

You should carefully consider the following information about risks described below, together with the other information contained in this Annual Report on Form 10-K and in our other filings with the SEC, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the filing date of this Annual Report on Form 10-K.  If any of the following risks actually occur, our business financial condition, operating results and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

Risks Related to our Business and Industry

Our independent registered public accounting firm has issued an unqualified opinion with an explanatory paragraph, to the effect that there is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued an unqualified opinion with an explanatory paragraph, to the effect that there is substantial doubt about our ability to continue as a going concern. This unqualified opinion with an explanatory paragraph could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Liquidity and Capital Resources” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We have no committed sources of capital and do not know whether additional financing will be available when needed on terms that are acceptable, if at all. The addition of this going concern statement from our independent registered public accounting firm may discourage some investors from purchasing our stock or providing alternative capital financing. The failure to satisfy our capital requirements will adversely affect our business, financial condition, results of operations and prospects.

Unless we raise additional funds, either through the sale of equity securities or one or more collaborative arrangements, we will not have sufficient funds to continue operations. Even if we take these actions, they may be insufficient, particularly if our costs are higher than projected or unforeseen expenses arise.

We are a development stage company with limited operating history and our future profitability is uncertain and we anticipate future losses and negative cash flow, which may limit or delay our ability to become profitable.

We are attempting to obtain the necessary working capital for operations, but there can be no assurance we will obtain such financing. We have not yet demonstrated our ability to generate revenue, and there is no assurance that we will produce any material revenues for ourselves or our stockholders, or that we will operate on a profitable basis. As of December 31, 2008, we had an accumulated total deficit during development stage of $43.5 million.

We are a development stage company with a limited operating history and no significant revenues to date. To date, we have had only a few revenue-generating services and development contracts.  We expect to expend significant resources on consultants, intellectual property protection, research and development, advertising, hiring of personnel and startup costs. As a result, we have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs and expenses related to prototype development, consulting costs, laboratory development costs, marketing and other promotional activities, the addition of engineering and manufacturing personnel, and the continued development of relationships with strategic business partners.

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

Our brand name and technology may not be recognized in our marketplace, so our results of operations and financial condition may suffer.

Our brand name and technology are new and unproven. If we are unable to effectively develop and timely promote our brand and technology and establish a leading position in our marketplace, our results of operations and financial condition will suffer. We believe that the importance of brand recognition and technology will increase over time. In order to gain brand recognition, we may increase our marketing and advertising budgets to create and maintain brand loyalty.

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

Under our planned technology development and evaluation agreements, we intend to work with strategic partners to incorporate their technologies into our products for the commercial production of TMOS displays. However, many of these technology development and evaluation agreements may last for limited periods of time, such that our relationships with these partners could expire unless they are continually renewed. Our partners may not agree to renew their relationships with us on a continuing basis. In addition, we may continue working with certain strategic partners in evaluating our TMOS technology and materials after our existing agreements with them have expired while we are attempting to negotiate contract extensions or new agreements with them. Should our relationships with these partners not materialize, or once in place, not continue to be renewed, our business could suffer.

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

Our business prospects depend significantly on our ability to obtain or produce proprietary materials for our own use and for potential sale to display manufacturers.  A previously proposed development and license agreement with a national laboratory was terminated in 2007 after it was determined that the targeted material was no longer applicable to the function it was evaluated to provide, and, therefore, there was no need to conclude a further agreement.  Our inability to reach agreements to obtain certain other materials from other sources could have a materially adverse effect on our ability to generate revenues from sales of these materials, as well as on our ability to perform research and development work. Further, failure to complete long term agreements could preclude our ability to support display manufacturers that would choose to license our TMOS technology and materials for possible commercial use.  Also, a license with a national laboratory or government agency may be subject to significant United States government rights and restrictions that may reduce the Company’s ability to enter into overseas manufacturing agreements and licenses.

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

To generate revenues sufficient to support ongoing operations, our business strategy ultimately requires the development and maintenance of commercial licensing and material supply relationships with high-volume display manufacturers. Before display manufacturers will agree to utilize our TMOS technology and materials for wide-scale commercial production, they will likely require us to demonstrate to their satisfaction that our TMOS technology and materials are feasible for broad-based product applications of which there can be no assurances given. This, in turn, will require substantial advances in our research and development efforts in a number of areas, including manufacturability the development of feasible TMOS materials for TMOS displays and issues related to scalability and cost-effective fabrication technologies for product applications.

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

We believe that TMOS display technologies ultimately may be able to overcome certain existing limitations of LCD and other flat panel display technologies, such as high power consumption, costly manufacturing methods, poor contrast ratios and limited viewing angles. However, other companies may succeed in improving these competing display technologies, or in developing new display technologies, that are superior to our TMOS display technology in various respects. We cannot predict the timing or extent to which such improvements or developments may occur. If our TMOS technology is unable to capture a substantial portion of the overall display market for these competitive reasons, our business strategy may fail.

Many of our competitors have greater resources, and it may be difficult to compete against them.

The flat panel display industry is characterized by intense competition. Many of our competitors have better name recognition and substantially greater financial, technical, manufacturing, marketing, personnel and/or research capabilities than we do. They have made and continue to make substantial investments in improving their technologies and manufacturing processes. In addition, we believe that at times in the past some plasma and LCD display panel manufacturers have priced their products below the marginal cost of production in an attempt to establish, retain or increase market share. Because of these circumstances, it may be difficult to compete successfully in the display market.

The loss of the services of our key management and personnel or the failure to attract additional key personnel could adversely affect our ability to operate our business.

A loss of one or more of our current officers or key employees could severely and negatively impact our operations. Specifically, the loss of services of Reed J. Killion, President, Jim Tassone, Chief Financial Officer, Dan Van Ostrand, Executive Vice President, B. Tod Cox, Vice President of Engineering or Robert Petcavich, Vice President & General Manager Opcuity Films , none of whom has an employment agreement with us except for Mr. Killion and Mr. Tassone, could significantly harm our business. We have no present intention of obtaining key-man life insurance on any of our executive officers or management. Additionally, competition for highly skilled technical, managerial and other personnel is intense. As our business develops, we might not be able to attract, hire, train, retain and motivate the highly skilled managers and employees we need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail.

Uni-Pixel is receiving limited indemnification from certain current and former principals of our predecessor company, Real-Estateforlease.com, Inc.

Although the predecessor company to Uni-Pixel and Real-Estateforlease.com, Inc., Super Shops, Inc., filed for bankruptcy and received plan confirmation for its plan of reorganization on July 31, 2000, Uni-Pixel, Inc. has never filed nor been a party to any reorganization, liquidation or other proceeding under the Federal Bankruptcy Code and may therefore have liabilities of which we are currently unaware. Uni-Pixel received typical representations and warranties from the former principals of Real-Estateforlease.com, Inc. pursuant to the merger agreement by and among Real-Estateforlease.com, Inc., Uni-Pixel Displays, Inc., Gemini V, Inc. and Uni-Pixel Merger Sub, Inc. However, Uni-Pixel will only receive the following indemnification protection from the former principals of Real-Estateforlease.com, Inc. for its liabilities and claims: (i) for the period of July 31, 2000 (the confirmation date of Super Shops, Inc.’s plan of reorganization) through June 13, 2001 from Halter Financial Group, Inc., a stockholder of Real-Estateforlease.com, Inc.; (ii) for the period of June 14, 2001 through November 14, 2004 from David DiSalvo, the former President, Secretary, Treasurer and sole board member for Real-Estateforlease.com, Inc.; and (iii) for the period of November 15, 2004 going forward from Frank M. DeLape, the former Chairman of the Board of Uni-Pixel, Inc.

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

•                  General economic trends;

•                  Variations in our quarterly operating results;

•                  Our inability to increase revenues:

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

•                  Any significant acts of terrorism against the United States; and

•                  Our currently limited public float.

Our Common Stock has traded as low as $0.38 and as high as $5.50 during a period from February 3, 2005 through December 31, 2008. In addition to volatility associated with Bulletin Board securities in general, the markets for high technology stocks have experienced extreme volatility that has often been unrelated to the operating performance of the particular companies. These broad market fluctuations may adversely affect the trading price of our common shares.

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

Our Common Stock is subject to certain rules and regulations relating to “penny stocks” (generally defined as any equity security that is not quoted on the NASDAQ Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain “sales practice requirements” for sales in certain non-exempt transactions (i.e., sales to persons other than established customers and institutional “accredited investors”), including requiring delivery of a standardized risk disclosure document relating to the penny stock market and monthly statements disclosing recent bid and offer quotations for the penny stock held in the account, and certain other restrictions. If the broker-dealer is the sole market maker, the broker-dealer must disclose this, as well as the fact that the broker-dealer has presumed control over the market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. For as long as our securities are subject to the rules on penny stocks, the liquidity of our Common Stock could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future.

We do not expect to pay dividends in the foreseeable future.

We have never paid cash dividends on our shares of Common Stock, and have no plans to do so in the foreseeable future. We intend to retain earnings, if any, to develop and expand our business operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Year Ended December 31, 2008		Year Ended December 31, 2007
	High	Low	High	Low
First Quarter	$1.00	$0.47	$1.55	$0.85
Second Quarter	1.45	0.77	1.50	1.10
Third Quarter	1.20	0.50	1.55	1.03
Fourth Quarter	0.70	0.38	1.40	0.80

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. As of January 31, 2009, we had eleven broker dealers making a market in our common stock.

Holders

As of January 31, 2009, we had approximately 1,055 stockholders of record of our Common Stock.

Dividends

The Company has never paid dividends on its Common Stock. Currently, the Company anticipates that it will retain earnings, if any, to support operations and to finance the growth and development of its business and does not anticipate paying cash dividends on the Common Stock in the foreseeable future.

The holders of Series A Preferred Stock received cumulative annual dividends, payable in shares of Series A Preferred Stock or cash, at the option of the Board of Directors, at an annual rate of 6% ($0.21 per share), payable on December 31 of each year commencing December 31, 2005 through December 31, 2007. Unpaid dividends will accumulate and be payable prior to the payment of dividends on shares of Common Stock. Cash dividends will only be payable from funds legally available therefore, when and as declared by the Board of Directors of the Company, and unpaid dividends will accumulate until the Company can legally pay the dividends. In 2007, the Company paid accumulated dividends to the holders of Series A Preferred Stock in the amount of 262,846 shares of Common Stock.  In 2006, the Company paid accumulated dividends to the holders of Series A Preferred Stock in the amount of 134,117 shares of Series A Preferred Stock, as well as 16,282 shares of Common Stock.  All shares of Series A Preferred Stock had been redeemed by the Company as of December 31, 2007.

The holders of Series B Preferred Stock will receive cumulative annual dividends.  Dividends shall accrue, whether or not declared and paid, on the Series B Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate.  Each share of Series B Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $3.75 for the Series B Preferred Shares, plus all accrued and unpaid Series B Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series B Preferred Stock conversion price, which is $0.75 but is subject to adjustment from time to time in accordance with the Certificate of Designations. As of December 31, 2008 and 2007, there were 3,200,000 shares of Series B Preferred Stock outstanding, with cumulative unpaid dividends of approximately 481,140 and 255,140 shares of Series B Preferred Stock, respectively.

The holders of Series C Preferred Stock will receive cumulative annual dividends.  Dividends shall accrue, whether or not declared and paid, on the Series C Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate.  Each share of Series C Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $11.20 for the Series C Preferred Shares, plus all accrued and unpaid Series C Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series C Preferred Stock conversion price, which is $1.40 but is subject to adjustment from time to time in accordance with the Certificate of Designations. As of December 31, 2008 and 2007, there were 892,858 shares of Series C Preferred Stock outstanding, with cumulative unpaid dividends of approximately 89,824 and 18,395 shares of Series C Preferred Stock, respectively.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information about shares of Common Stock that may be issued upon the exercise of options under all of the Company’s existing equity compensation plans as of December 31, 2008.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	4,302,014	$1.65	1,697,986

Equity compensation plans not approved by stockholders	1,300,000	1.24	—

Total	5,602,014	$1.56	1,697,986

Summary Stock Option and Warrant Information

Information regarding the options and warrants granted in 2008 and 2007 is as follows:

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2008	2007	2008	2007
Outstanding, beginning of year	4,712,500	3,661,667	13,846,468	2,742,900
Granted	1,145,625	2,062,500	—	11,103,568
Exercised	—	—	—	—
Expired or cancelled	256,111	1,011,667	—	—

Outstanding, end of year	5,602,014	4,712,500	13,846,468	13,846,468

Exercisable, end of year	3,808,030	2,560,939	13,846,468	13,846,468

Available for grant, end of year	1,697,986	2,587,500

The weighted average option and warrant exercise price information for 2008 and 2007 is as follows:

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2008	2007	2008	2007
Outstanding, beginning of year	$1.65	$1.59	$1.28	$1.44
Granted during the year	$1.45	$1.41	$—	$1.02
Exercised during the year	$—	$—	$—	$—
Expired or cancelled during the year	$1.56	$1.26	$—	$—
Outstanding at end of year	$1.56	$1.58	$1.28	$1.28
Exercisable at end of year	$1.62	$1.65	$1.28	$1.28

Significant option and warrant groups outstanding at December 31, 2008 and related weighted average exercise price and life information is as follows:

Grant date	Options Outstanding	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
December 9, 2004	—	769,500	769,500	$1.38	0.91
January 10, 2005	—	168,750	168,750	$1.38	1.00
January 26, 2005	—	110,250	110,250	$1.38	1.08
March 5, 2005	600,000	—	600,000	$2.00	6.17
March 5, 2005	450,000	—	450,000	$2.00	6.17
April 19, 2005	550,000	—	550,000	$2.00	6.33
May 23, 2006	1,000,000	—	1,000,000	$1.25	7.58
May 24, 2006	—	1,500,000	1,500,000	$1.25	2.58
September 12, 2006	—	194,400	194,400	$1.25	2.67
February 13, 2008	—	6,839,279	6,839,279	$1.24	8.13
February 13, 2008	—	1,050,000	1,050,000	$1.10	1.13
March 16, 2007	300,000	—	179,167	$1.19	8.21
September 13, 2007	1,610,139	—	723,229	$1.45	8.71
September 28, 2007	—	3,214,289	3,214,289	$1.40	8.75
December 17, 2007	22,917	—	22,917	$1.45	8.96
January 7, 2008	500,000	—	166,667	$1.45	9.02
January 16, 2008	60,000	—	19,167	$1.45	9.04
April 18, 2008	275,625	—	65,078	$1.45	9.30
May 16, 2008	13,333	—	5,416	$1.45	9.37
May 20, 2008	100,000	—	20,833	$1.45	9.38
June 2, 2008	40,000	—	—	$1.45	9.42
October 20, 2008	80,000	—	5,556	$1.45	9.80

Total	5,602,014	13,846,468	17,654,498

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this prospectus. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States.

Overview

Uni-Pixel is a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes, which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. Our work developing TMOS has led to advances in the thin film arena that have other marketable applications.  We intend to explore the business potential within these applications and pursue those thin film markets that offer profitable opportunities either through licensing or direct production and sales.  As of December 31, 2008, we had accumulated a total deficit of $43.5 million from operations in pursuit of these objectives.

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

Our strategy is to further develop our proprietary TMOS technology to the point of being able to transition the technology to manufacturing partners.  We have and will continue to utilize contract manufacturing for prototype fabrication to augment our internal capabilities in the short term.  We also plan to be a supplier of our key thin film component and to enter into joint ventures in certain vertical market segments to exploit the existing manufacturing and distribution channels of our targeted partners.  We plan to license our technology to display manufacturers and supporting partner companies for use in applications such as mobile phones, digital cameras, laptop computers, and other consumer electronic devices. Through our internal research and development efforts, we have established a portfolio of TMOS-related patents and patent applications and other intellectual property rights that support these joint venture and licensing strategies.  We currently have 31 issued patents, 4 allowed patents, and 82 pending patent applications filed in key venues worldwide including regionally in Europe, Asia Pacific, South Americaand North America.  We also contemplate obtaining exclusive field-of-use licenses, (which would include the right to sublicense) to complementary technologies from targeted, strategic partners and U.S. national laboratories.

During the course of 2008, we developed our first independent thin film product opportunity.  This unique variation of the thin film developed for TMOS can be applied to a variety of touch screen product devices as a protective cover.  We intend to market this thin film product under our brand Opcuity™ to various potential distribution and channel partners.

Through December 31, 2008, we have been primarily engaged in developing our initial product technologies, recruiting personnel, commencing our U.S. operations and raising capital. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2009. We will finance our operations primarily through our existing cash and possible future financing transactions.

Our ability to operate profitably under our current business plan is largely contingent upon our success in developing our products beyond proof of concept to final prototypes, supporting transferable manufacturing processes to partners to produce our products and successfully developing markets and manufacturing relationships for our products.  We may be required to obtain additional capital in the future to expand our operations. No assurance can be given that we will be able to develop our products, successfully develop the markets or profitable manufacturing methods for our products, or raise any such additional capital as we might need, either through equity or debt financing, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs or to support our growth. If adequate capital cannot be obtained on satisfactory terms, our operations could be negatively impacted.

If we achieve growth in our operations in the next few years, such growth could place a strain on our management, administrative, operational and financial infrastructure. Our ability to manage our current operations and future growth requires the continued improvement of operational, financial and management controls, reporting systems and procedures. In addition, we may find it necessary to hire additional management, financial and sales and marketing personnel to manage our expanding operations. If we are unable to manage this growth effectively, our business, operating results and financial condition may be materially adversely affected.

As of December 31, 2008, we had cash and cash equivalents of $2.0 million.  We believe that our existing capital resources are adequate to finance our operations until May 2009.  Our working capital may not be sufficient to meet all of the needs of our business objectives through the end of 2009.  We would be able to sustain operations for a reasonable period of time (12 months), but it would require significant reductions in our operating expenditures and product development activities, if we did not receive additional funding.  Management has instituted a cost reduction program that included a reduction in labor and operating costs.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional debt and equity to meet our business objectives.

The financial statements presented in this annual report include Uni-Pixel, Inc. and our wholly-owned subsidiary, Uni-Pixel Displays, Inc. All significant intercompany transactions and balances have been eliminated. Uni-Pixel Displays, Inc. was, for accounting purposes, the surviving entity of the merger, and accordingly for the periods prior to the merger, the financial statements reflect the financial position, results of operations and cash flows of Uni-Pixel Displays, Inc.  The assets, liabilities, operations and cash flows of Real-Estateforlease.com, Inc. are included in the consolidated financial statements from December 10, 2004 onward. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, as further discussed in Note 2. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business but does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cost of Sales and Selling, General and Administrative Expenses and Research and Development Expenses:  In an effort to consolidate our executive management team, we moved our headquarters from Austin, Texas to The Woodlands, Texas during the third quarter of 2005.  The primary purpose of our facility in The Woodlands, Texas is to conduct research on the development, testing and delivery of our prototype devices and to take the steps necessary for the commercialization of our products.  Therefore, the costs incurred in operating our facility in The Woodlands, Texas have been classified as research and development expenses.

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

Stock-Based Compensation:  We recognize the cost of stock options and restricted stock in accordance with SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), “Share Based Payment.”  SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 must be applied to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for which the associated service has not been rendered as of its effective date.

Results of Operations

Comparison of Fiscal Years Ending December 31, 2008 and 2007

REVENUES.  We are a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. From inception, we have had a limited amount of revenue, all of which has been derived from development contracts.

Revenues stayed constant at $0 for the year ended December 31, 2008, as compared to the year ended December 31, 2007.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of products or services including internal labor costs. Cost of revenues for the year ended December 31, 2008 and December 31, 2007 was $0.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 45% or $2,665,325, to $3,293,362 for the year ended December 31, 2008 from $5,958,687 for the year ended December 31, 2007. The major components of the decrease are as follows:

a)  Salaries and benefits decreased by approximately $1,994,000 to $1,593,000 for the year ended December 31, 2008 from $3,587,000 for the year ended December 31, 2007, due to a) stock compensation expense decreased to $602,000 for the twelve months ended December 31, 2008 from $1,821,000 for the twelve months ended December 31, 2007, b) a severance payment paid to the former Executive Chairman of $287,500 in 2007 and c) bonus expense decreased to $44,000 for the twelve months ended December 31, 2008 from $281,000 for the twelve months ended December 31, 2007;

b) Contract labor decreased by approximately $63,000 to $8,000 for the year ended December 31, 2008 from $71,000 for the year ended December 31, 2007;

c) Legal expense increased by approximately $135,000 to $466,000 for the year ended December 31, 2008 from $331,000 for the year ended December 31, 2007 as a result of increased patent work;

d) Accounting expense increased by approximately $16,000 to $81,000 for the year ended December 31, 2008 from $65,000 for the year ended December 31, 2007;

e) Office expense decreased by approximately $72,000 to $69,000 for the year ended December 31, 2008 from $141,000 for the year ended December 31, 2007;

f) Travel expense decreased by approximately $53,000 to $43,000 for the year ended December 31, 2008 from $96,000 for the year ended December 31, 2007;

g) Depreciation and amortization expense increased by approximately $31,000 to $300,000 for the year ended December 31, 2008 from $269,000 for the year ended December 31, 2007 as a result of an increase in property and equipment during the twelve months ended December 31, 2008 and the increase in the amortization of intangible assets during the twelve months ended December 31, 2008; and

h) Professional fees for a strategic business advisor decreased to $0 for the year ended December 31, 2008 from $697,000 for the year ended December 31, 2007 for cash paid and warrants issued for services rendered.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by $3,012,303 during the year ended December 31, 2008 to $7,475,529 from $4,463,226 for the year ended December 31, 2007. The major components of the increase are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $1,327,000 to $2,866,000 for the year ended December 31, 2008 from $1,539,000 for the year ended December 31, 2007 due to a) an increase in the number of research and development employees, b) stock compensation expense increased to $436,000 for the twelve months ended December 31, 2008 from $208,000 for the twelve months ended December 31, 2007, and c) bonus expense decreased to $84,000 for the twelve months ended December 31, 2008 from $178,000 for the twelve months ended December 31, 2007;

b) Consulting expense attributable to research and development decreased by approximately $470,000 to $1,083,000 for the year ended December 31, 2008 from $1,553,000 for the year ended December 31, 2007 primarily due to decreased services related to prototype development;

c) Lab expense increased by approximately $2,155,000 to $2,942,000 for the year ended December 31, 2008 from $787,000 for the year ended December 31, 2007 primarily due to increased services related to prototype development; and

d) Travel expense attributable to research and development decreased by approximately $58,000 to $319,000 for the year ended December 31, 2008 from $377,000 for the year ended December 31, 2007.

OTHER INCOME (EXPENSE).

a) Net decrease in fair value of derivative liabilities was an income of $382,920 for the year ended December 31, 2007, relating to the warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006 and the warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006.

b) Debt issuance expense increased to $94,189 for the year ended December 31, 2007 due to the debt raised in May 2006 and September 2006.

c) Interest expense, net increased to income of $184,475 for the year ended December 31, 2008 as compared to an interest expense, net of $762,664 for the year ended December 31, 2007 primarily due the payment of interest on the $1,500,000 loan received in May 2006, the amortization of the discount on the Warrant issued in connection with the 12% Senior Secured Convertible Debentures in May 2006, the payment of interest on the $900,000 loan received in September 2006, and the amortization of the discount on the Warrant issued in connection with the 10% Senior Unsecured Convertible Debentures in September 2006.

NET LOSS.  Net loss decreased to $10,584,416 for the year ended December 31, 2008, as compared to $10,895,846 for the year ended December 31, 2007. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the year ended December 31, 2008 was $15,354,514 as compared to a net loss attributable to common stockholders of $14,088,058 for the year ended December 31, 2007. The net loss attributable to common stockholders for the twelve months ended December 31, 2008 and December 31, 2007, includes $4,770,098 and $3,192,212 of accrued but unpaid preferred stock dividends and amortization of preferred stock discount, respectively.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

Liquidity and Capital Resources

Operating Activities

Cash used in operating activities during the year ended December 31, 2008 increased to $9,039,712 as compared to $7,745,786 used for the year ended December 31, 2007. The increase is primarily a result of increases in research and development spending.

Investing Activities

Cash used for investing activities during the year ended December 31, 2008 amounted to $622,166, as compared to $95,036 used for investing activities for the year ended December 31, 2007. This is primarily attributable to the acquisition of patents and patent applications in the second quarter of 2008 in the amount of approximately $197,000 and the acquisition of approximately $426,000 of property and equipment during the year ended December 31, 2008.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements of common stock, convertible investor notes, and a preferred stock offering which we closed in December 2004, January 2005, February 2007 and September 2007.

The total net cash provided by financing activities was $0 for the year ended December 31, 2008.

The total net cash provided by financing activities was $19,518,059 for the year ended December 31, 2007, which includes:

•                  $2,401,280 payments on notes payable: and

•                  $21,919,339 proceeds from the issuance of preferred stock.

Working Capital

As of December 31, 2008, we had a cash balance of $2.0 million. In the 4th quarter of 2008, the Company’s management began to reduce operating expenses and delay planned expenditures to preserve the Company’s working capital.  We project that current cash reserves will sustain our operations at least through May 2009. Our working capital may not be sufficient to meet all of the needs of our business objectives through the end of 2009.  We would be able to sustain operations for a reasonable period of time (12 months), but it would require significant reductions in our operating expenditures and product development activities, if we did not receive additional funding.  Management has instituted a cost reduction program that included a reduction in labor and operating costs.

On February 13, 2007, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio Ltd., Tudor Proprietary Trading, L.L.C. and The Altar Rock Fund L.P. (collectively, the “Purchasers”) pursuant to which we sold on that date in a private placement to the Purchasers (a) 3,200,000 shares of the Company’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (b) warrants (the “Warrants”) to purchase, in aggregate, up to 6,839,279 shares of the Company’s common stock, par value $0.001, at $1.24 per share, for an aggregate purchase price of $12,000,000.

On September 28, 2007, the Company entered into a Securities Purchase Agreement (the “ ML Purchase Agreement”) with Merrill Lynch Pierce, Fenner & Smith Incorporated (the “ ML Purchaser”) pursuant to which the Company sold on that date in a private placement to the ML Purchaser (a) 892,858 shares of the Company’s Series C Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), and (b) warrants (the “ML Warrants”) to purchase, in aggregate, up to 3,214,289 shares of the Company’s common stock, par value $0.001, for an aggregate purchase price of $10,000,010.

We are a development stage company and have not experienced significant operations since our formation. We reached a positive working capital position as of the first quarter of 2005 as a result of our financing activities. We have incurred significant operating losses during the years ended December 31, 2002, 2003, 2004, 2005, 2006, 2007 and 2008. We intend to utilize a proprietary methodology for development of our displays. Our principal activities, from the beginning of the development stage, have been organizational matters, capital raising activities including issuance of stock, product research and development, fund raising, and market research.

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

Management will work to establish specific applications for our display technology that we believe will generate significant revenues and cash flows to support operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate, Interest Rate and Supply Risks

The Company has no exchange rate risks as we conduct 100% of our operations in the United States of America, and we conduct our transactions in US dollars.  The Company is exposed to extensive market risk in the areas of financing and interest cost.  Please refer to Item 1A.  Risk Factors for additional disclosure about risk.  Increases in our borrowing rates, as small as 100 basis points, could significantly increase our losses and hinder our ability to generate sufficient working capital.  The slightest disruption in our supply chain could also significantly increase our losses and hinder our ability to purchase our products for resale and application.  The Company has no protection against interest rate risk or supply disruptions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the related notes thereto called for by this item appear under the caption “Financial Statements” beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive officer and our Chief Financial Officer, who servers as our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report.  Based upon this evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the fiscal year covered by this Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or a deterioration in the level of compliance with the policies or procedures.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making its assessment, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

 This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all of our directors and executive officers as of January 31, 2009. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Title
Reed J. Killion	46	Chief Executive Officer, President, Principal Executive Officer and Director
James A. Tassone	45	Chief Financial Officer
B. Tod Cox	39	Vice President Engineering
Dan Van Ostrand	50	Vice President Research & Development
Robert J. Petcavich	54	Vice President and General Manager Opcuity Films
Carl J. Yankowski	60	Director
Rob Broggi	36	Director
Victor Calaba	33	Director
Bernard Marren	73	Chairman
Bruce Berkoff	48	Director
Ross Young	43	Director

Biographical information with respect to our executive officers and directors is provided below. There are no family relationships between any of our executive officers or directors.

Reed J. Killion, Chief Executive Officer, President, Principal Executive Officer and Director — Mr. Killion is a member of Uni-Pixel’s board of directors and has served as the President and Principal Executive Officer of the Company since September 2004. As of May 1, 2008, Mr. Killion was promoted to Chief Executive Officer.  Mr. Killion is also the Chairman of the Board for Animal Innovations. Mr. Killion is an active Board Member and Trustee of the Texas A&M Research Foundation. Previously Mr. Killion served as Uni-Pixel’s Executive Vice President of Business Development and has been a member of its Board of Directors since April 2002.  Prior to joining Uni-Pixel, Mr. Killion was Vice President of Business Development for LogiCom from 1999 until 2002.  HP/Compaq, Dell, DEC, Siemens, NVIDIA, Vanguard, Atmel, Foxconn, Seiko (SMOS) and DCM Technologies are among the companies Mr. Killion has represented and consulted with over his 20 years in the high tech industry.  Mr. Killion holds a Bachelors Degree in Finance from the University of Mississippi.

James A. Tassone, Chief Financial Officer — Mr. Tassone has been the Chief Financial Officer of Uni-Pixel since he joined the Company in August 2003. Mr. Tassone served as a part-time consultant to the Company from June 2002 to August 2003. Mr. Tassone was appointed Secretary of the Company in January 2005. From June 1999 to August 2003, Mr. Tassone was the Managing Director and Chief Financial Officer of Mindwave Research, Inc., a company he founded in June 1999, and for which he continues to serve on the board of directors. Mindwave Research is a primary market research and consulting company for high technology clients. From 1997 until June 1999, Mr. Tassone was the Director of Research for Reality Research, a subsidiary of CMP Media (a high tech industry-focused publishing company). Prior to Reality Research, Mr. Tassone held management positions at IntelliQuest, Gartner Group, Dataquest, and Comdisco, Inc.  Mr. Tassone has a Bachelors Degree in Finance and Engineering Management from the University of Texas at Austin.

B. Tod Cox, Vice President Engineering — Mr. Cox has been the Vice President Engineering of Uni-Pixel since he joined the Company in December of 2004.  Mr. Cox was at Hewlett-Packard (formerly Compaq) where he served most recently as the Director of Blade Server Engineering leading the initiative to design and deliver enterprise class blade servers.  Mr. Cox’s prior hardware engineering leadership at Compaq resulted in the introduction of numerous products in the company’s server lines.  Mr. Cox holds a BS and an MS in Electrical Engineering from Texas A&M University, an MS in Industrial Engineering from the University of Houston, and an MBA from Rice University.

Dan Van Ostrand, Vice President Research & Development — Mr. Van Ostrand is a co-founder of Uni-Pixel and has served in a Sr. Executive position since its inception in February of 1998.  Mr. Van Ostrand has over twenty-six years experience in corporate operations, project management, systems engineering and systems design and has been involved in the establishment, funding and management of Uni-Pixel.  Since 2004, he has been leading TMOS R&D activities and Intellectual Property development.  As co-owner from 1984 through 1992 of a closely-held company that designed ruggedized VME-based tactical computer systems for the United States Army, he was exposed to and became interested in the design, development and engineering principles of flat panel display technology.  Mr. Van Ostrand was a Systems Engineer from 1980 until 1992 for Informatics General, Magnavox, Teledyne and the Jet Propulsion Laboratory.  He has a BA with a double major in Math and Computer Science from Mid-America Nazarene University.

Robert J. Petcavich, Vice President and General Manager — Dr. Petacavich has been the Vice President and General Manager of Uni-Pixel since he joined the Company in January 2008.   Dr Petcavich was also the cofounder of Health Beacons Inc. in Kirkland, Washington a company developing leading edge implantable RFID technology for the medical surgical cancer field. Dr Petcavich was Senior Vice President and Chief Technology Officer of Lumera Corporation (NASDAQ:LMRA) in Bothell, Washington, a publicly traded nanotechnology polymer platform bioscience and molecular photonics technology company. Dr. Petcavich has been the Chairman, CEO and CTO of several advanced materials and medical informatics technology companies. Dr. Petcavich was Vice President of Deposition Technologies Inc. from 1982 to 1988, an advanced materials company involved in electro optic and aerospace thin film materials development and manufacturing which was subsequently acquired by Brunswick Defense (NYSE:BC) and Material Sciences Corporation (NYSE:MSC) in 1986. From August 1988 until September 1995, Dr. Petcavich was President and CEO of Alphascribe Express Inc., an electronic medical records service enterprise, which was subsequently sold to Rodeer Systems.  Dr. Petcavich was also founder, Chairman and CTO of Planet Polymer Technologies Inc. (Nasdaq:POLY now PLNT) from 1992 until 2002, an advanced materials intellectual property development company which merged with Allergy Free Inc. of

Houston, TX.  Dr. Petcavich was also founder, CEO and Chairman from 1996 until 2001 of Alife Medical Inc a Natural Language Processing software services provider for the medical billing industry now majority owned by Medquist (NASDAQ:MEDQ) a subsidiary of Philips Electronics. Dr. Petcavich was also founder and Board member of Molecular Reflections Inc., a MEMS based biotech design and discovery Platform Company as well as Polytronix Inc., a custom LCD manufacturer of Richardson, Texas. Dr Petcavich has a Ph.D. degree in Polymer Science, a Master of Science Degree in Solid State Science, and a B.S. degree in Chemistry from the Pennsylvania State University, and completed the PMD executive management degree program at Harvard.  Dr. Petcavich holds 24 issued United States patents in fields such as electro optic LCD displays, biotechnology MEMS devices, time released animal neutraceuticals, fruit shelf life extension technology, and handheld wireless devices. Dr. Petcavich is also on the Board of Directors of the College of Science and College of Material Science and Engineering at the Pennsylvania State University and Carbon Nanoprobes Inc. in Seattle, Washington.

Carl J. Yankowski, Director — Mr. Yankowski has served as a Uni-Pixel Director since March 16, 2007.  Mr. Yankowski is the CEO of Ambient Devices, Inc. since August 2007.  Mr. Yankowski was named as Palm, Inc. CEO in December 1999, three months before its $1 Billion + IPO.  He profitably grew the Company to a $2 Billion sales rate, drove unaided awareness to over 65%, and then executed a restructuring after the spring 2001 global economic downturn.  Immediately prior to joining Palm, Mr. Yankowski was CEO of the Reebok Brand, where he led the worldwide Reebok-brand business, a multibillion dollar enterprise that recently merged with Adidas.  During his tenure at Reebok, Mr. Yankowski successfully reorganized the Company for growth, significantly streamlined operations, and improved profitability.  Mr. Yankowski spent over four years at Sony Electronics, Inc. as President and COO where he was responsible for the development and launch of numerous successful products in growing markets and new business categories for Sony, including DVD, CDMA, digital imaging, and VAIO personal computers.  He also oversaw the initial U.S. launch of PlayStation.  Mr. Yankowski led Sony to profitable U.S. revenue growth from $6+ Billion to over $10 Billion, and oversaw a dramatic expansion of U.S. manufacturing.  In an earlier position as Chairman of Polaroid’s Asia Pacific Region, Mr. Yankowski led growth in the business imaging market globally and set up the Company’s Asia Pacific headquarters.  Mr. Yankowski has held marketing and strategic leadership positions in several other prestigious technology and consumer-products companies, including General Electric Co., Pepsi, Memorex and Procter & Gamble.  Mr. Yankowski earned simultaneous bachelors of Science degrees in electrical engineering materials science and management from Massachusetts Institute of Technology (“MIT”).  He is a Director of Informatica, Avidyne, and several other firms.  He serves or has served on the visiting committee of MIT Media Lab, and on the Boards of the Boston College Carroll School of Business and MIT Sloan School.

Rob Broggi, Director — Mr. Broggi has served as a Uni-Pixel Director since March 16, 2007. Mr. Broggi is Vice President and Director of Technology, Media and Telecommunications Research at Tudor Investment Corporation. Prior to joining Tudor in 2002, he was an Executive Director at Morgan Stanley where he started the firm’s Institutional Technology Sales group. Mr. Broggi is also a non executive director at Plastic Logic and Netronome Systems, and holds a Bachelor’s Degree from Harvard University.

Victor Calaba, Director — Mr. Calaba has served as a Uni-Pixel Director since March 16, 2007.  Mr. Calaba joined Tudor Investment Corporation in 2003 and focuses on private equity investments across a variety of industries and growth stages. Mr. Calaba holds a JD from Loyola Law School and a Bachelor’s Degree in economics from UCLA.

Bernard Marren, Director — Mr. Marren has served as a Uni-Pixel Director since March 16, 2007 and has been Chairman of the Board since May 1, 2008.  Mr. Marren is currently the President and CEO of OPTi, Inc., a company that licenses intellectual property for logic chips. He is also a Director of Microtune, Inc. and InFocus Corporation.  In a career that spans more than 40 years, Mr. Marren was both a founder of and the top executive with multiple companies that pioneered new semiconductor technologies. He also served as chief executive with a number of high-tech firms, and is widely regarded for his leadership in sales and marketing, engineering and operations. He has been associated in his career with Western Micro Technology, Inc., Silicon Engineering, Inc., INNO COMM Wireless, American MicroSystems, Inc., and Fairchild Semiconductor.   Extending his executive leadership to the electronics industry as a whole, Mr. Marren was a founder and the first President of the Semiconductor Industry Association. He is also a past President and Chairman of the National Electronic Distributors Association and a past President of the Electronic Industry Show Corporation.  Mr. Marren is a graduate of the Illinois Institute of Technology (BSEE).

Bruce Berkoff, Director — Mr. Berkoff has served as a Uni-Pixel Director since March 16, 2007. Mr. Berkoff is the Chairman of the LCD TV Association which is a global not-for-profit marketing trade association to help “inform, promote, improve, and connect” the entire supply chain involved with the large and growing multibillion dollar LCD TV industry.  Mr. Berkoff is also a Director of LG Display.  Previously, Mr. Berkoff was the CEO and later Chairman of Enuclia Semiconductor, a fab-less semiconductor startup in the HDTV video processor space, and prior to that for 6 years in Seoul

Korea he was the Executive Vice-President and Chief Marketing Officer (CMO) of LG.Philips LCD, one of the world’s leading TFT-LCD manufacturers. Before that, Mr. Berkoff served as general manager of Philips Flat Display Systems’ software and electronics business unit in Silicon Valley. He has also held executive management positions at several technology companies, including UMAX Computer Corporation, Radius, and SuperMac Technologies.  Mr. Berkoff is well-known for his visionary keynote addresses, panel chairmanships and other roles at display and electronics industry events, including the Symposium on Information Displays (SID) Business & Investor Conferences, USDC (US Display Consortium) Conferences, DisplayForum Europe, HDTV Forum, Asia SID (ASID), EuroDisplays (ESID), the U.S. Flat Panel Display (US FPD) Conference, the Flat Information Display (FID) Conference and the Consumer Electronics Show (CES) in Las Vegas.   Mr. Berkoff holds undergraduate and graduate degrees in physics and biophysics from Princeton and the University of California, Berkeley, respectively, and also has display-related patents both granted and pending in the U.S. and China.

Ross Young, Director — Mr. Young has served as a Uni-Pixel Director since May 20, 2008.  Mr. Young founded DisplaySearch, the leading provider of market intelligence on displays and related technology, in 1996 and is credited with building the firm to what it is today. Mr. Young has made multiple appearances on television, including NBC’s The Today Show as a display industry expert, and has been an invited speaker at over 30 different conferences worldwide. Mr. Young received The NPD Group’s prestigious John Byington Award for outstanding creativity and innovation in November 2006, was appointed to the Board of Directors at Westar Display Technologies in February 2005 and was named to the VLSI Research Executive All-Star Team in 1994. Prior to founding DisplaySearch in 1996, he served in senior marketing positions at OWL Displays, Brooks Automation, Fusion Semiconductor and GCA in the driver IC, flat panel automation, etch and strip and lithography markets. He is also a published author, having written a book on U.S. - Japanese competition titled Silicon Sumo: U.S.-Japan Competition and Industrial Policy in the Semiconductor Equipment Industry. As of September 2008, Mr. Young is currently a Vice President at Samsung Electronics. Mr. Young holds a Bachelor Degree in economics from the University of California at San Diego.

The Board members serve for a period of one year.   So long as the issued and outstanding shares of our Series B Preferred Stock represent at least 25% of our outstanding equity interests on fully diluted and an as converted basis, the holders of those shares, voting as a separate class, are entitled to elect two members of our Board pursuant to the terms of our certificate of incorporation, as amended.  If and when the issued and outstanding shares of our Series B Preferred Stock represent at least 10% but less than 25% of our outstanding equity interests on fully diluted and an as converted basis, the holders of those shares, voting as a separate class, will be entitled to elect one member of our Board pursuant to the terms of our certificate of incorporation, as amended.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the registered class of the Company’s equity securities to file with the SEC reports of ownership and changes in ownership of the Company’s Common Stock. Directors, executive officers and greater than 10% beneficial stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of these reports furnished, management believes that the directors, executive officers and greater than 10% stockholders filed, on a timely basis, all reports required by Section 16(a) of the Exchange Act with respect to the year ended December 31, 2008.

Code of Ethics Disclosure

We have adopted a Code of Ethics, a copy of which is filed as an exhibit to our 2005 Annual Report on Form 10-KSB, for our principal executive, financial and accounting officers or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation.

The table below summarizes the total compensation paid to or earned by our principal executive officer, our principal financial officer and each of our three most highly compensated executive officers other than our principal executive officer and principal financial officer.  The amounts represented in the “Option Awards” column reflect the expense recorded by the company pursuant to FAS 123R and does not necessarily equate to the income that will ultimately be realized by the named executive officers for such awards.  For a description of the employment agreements between the company and Messrs. Killion and Tassone, see “Employment Agreements” below.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Bonus (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (4)	Total

Reed J. Killion	2008	$238,937	$125,000	$330,152	—	—	$12,000	$706,089
Chief Executive Officer, President (Principal Executive Officer) & Director	2007	203,979	175,000	308,721	—	—	12,000	699,700

James A. Tassone	2008	171,175	45,000	80,337	—	—	12,000	308,512
Chief Financial Officer	2007	149,821	63,000	138,388	—	—	12,000	363,209

B. Tod Cox	2008	171,708	45,000	99,658	—	—	—	316,366
Vice President Engineering	2007	138,875	63,000	115,714	—	—	—	317,589

Dan Van Ostrand	2008	155,000	28,000	—	—	—	—	183,000
Vice President Research & Development	2007	135,942	39,200	—	—	—	—	175,142

Robert Petcavich	2008	188,250	48,750	125,075	—	—	—	362,075
Vice President & General Manager Opcuity Films	2007	—	—	—	—	—	—

(1)                                Effective September 16, 2007, the Board of Directors approved an increase to the base salaries of each of Reed J. Killion, Chief Executive Officer, President & Director, from $195,000 to $250,000, James A. Tassone, Chief Financial Officer, from $145,000 to $180,000, B. Tod Cox, Vice President Engineering, from $130,000 to $180,000 and Dan Van Ostrand, Vice President Research & Development, from $130,000 to $160,000.

(2)                                Amounts reflect the aggregate annual cash bonus earned by each of our named executive officers for fiscal years 2008 and 2007.  The annul cash bonuses for fiscal year 2008 are payable as follows:

Name	Portion Paid in 2008	Portion Payable in 2009
Mr. Killion	$—	$125,000

Mr. Tassone	—	45,000

Mr. Cox	—	45,000

Mr. Van Ostrand	—	28,000

Mr. Petcavich	—	48,750

(3)                                For 2008 and 2007, the amounts reflect the compensation cost recognized in 2008 and 2007, respectively, for stock options in accordance with FAS 123R, which reflects the fair value of all stock-based compensation in earnings based on the related vesting schedule.  For additional information relating to the assumptions made by us in connection with the valuation of these awards for 2008, refer to Note 3 of our financial statements herein.  For additional information relating to the assumptions made by us in connection with the valuation of these awards for 2007, refer to Note 3 of our financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

(4)                                Excludes perquisites and other personal benefits unless such compensation was greater than $10,000.  For Mr. Killion and Mr. Tassone, amounts include a car allowance.

401(k) Plan

Effective February 2007, the Company created an employee benefit plan available to all full-time employees under Section 401(k) of the Internal Revenue Code (“401(k) plan”). Employees may make contributions up to a specified percentage of their compensation, as defined. The Company is not obligated to make contributions under the 401(k) plan. In addition, the Company did not make any matching employer contribution to the 401(k) Plan in 2008 or 2007.

Employment Agreements

The Company and Mr. Killion, President and Chief Executive Officer, entered into an employment agreement dated March 5, 2005, with an initial term ending December 31, 2008, and providing for an initial base salary of $195,000, subject to the right of the Board of Directors to increase his salary from time to time. Mr. Killion is entitled to receive an annual bonus in an amount to be determined by the Board of Directors. If Mr. Killion’s performance satisfies criteria to be established by the Board of Directors, his target bonus will be a percentage of his annual salary. On September 13, 2007, the Board of Directors increased the base salary of Mr. Killion to $250,000 effective September 16, 2007 and determined the target bonus amount to be 100% of base salary. Mr. Killion also received employee stock options to purchase 450,000 shares of common stock at an exercise price of $4.00 per share.  Effective September 5, 2006, the exercise price was lowered to $2.00 per share.  The option has a term of ten years and vests ratably on an annual basis over three years. The agreement also provides Mr. Killion with disability and life insurance benefits, a car allowance and wireless communications benefits. The vesting provisions of the option would accelerate and Mr. Killion would be entitled to a severance payment equal to his base salary for six months, if Mr. Killion were terminated without “Cause,” or if Mr. Killion were to terminate his employment with Uni-Pixel for “Good Reason” (each of the terms as defined in the agreement).  Mr. Killion receives no additional compensation for serving on our Board of Directors.

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

As of December 31, 2008, there was a $170,000 bonus accrual for Messrs. Killion and Tassone.

Outstanding Equity Awards at December 31, 2008

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Reed J. Killion	450,000		—		$2.00	3/15/2015	—	—	—	—
	348,750	(a)	461,250	(a)	1.45	9/13/2017	—	—	—	—
	47,813	(b)	154,687	(b)	1.45	4/18/2018	—	—	—	—

James A. Tassone	200,000		—		2.00	4/19/2015	—	—	—	—
	45,208	(a)	59,792	(a)	1.45	9/13/2017	—	—	—	—
	6,198	(b)	20,052	(b)	1.45	4/18/2018	—	—	—	—

B. Tod Cox	150,000		—		2.00	4/19/2015	—	—	—	—
	80,729	(a)	106,771	(a)	1.45	9/13/2017	—	—	—	—
	11,068	(b)	35,807	(b)	1.45	4/18/2018	—	—	—	—

Dan Van Ostrand	—		—		—	—	—	—	—	—

Robert Petcavich	166,667	(c)	333,333	(c)	1.45	1/7/2018	—	—	—	—

(a)          vests monthly over 36 months beginning September 13, 2007

(b)         vests monthly over 36 months beginning April 18,2008

(c)          vests monthly over 36 months beginning January 7, 2008

Director Compensation

The table below summarizes the total compensation paid to or earned by our directors during 2008. The amounts represented in the “Option Awards” column reflects the expense recorded by the company pursuant to FAS 123R and does not necessarily equate to the income that will ultimately be realized by the director for such awards.   The table does not include Mr. Killion whose compensation is described in the Summary Compensation Table above.

Director Summary Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Bruce Berkoff	$33,333	—	$27,184	—	—	—	$60,517

Rob Broggi	33,333	—	—	—	—	—	33,333

Victor Calaba	33,333	—	—	—	—	—	33,333

Bernard Marren	33,333	—	27,184	—	—	—	60,517

Carl Yankowski	33,333	—	27,184	—	—	—	60,517

Ross Young	16,667	—	17,835	—	—	—	34,502

Frank DeLape	13,333	—	—	—	—	—	13,333

Overview

Uni-Pixel’s director compensation program consists of cash-based as well as equity-based compensation. The Board of Directors recognizes that cash compensation is an integral part of the compensation program and has instituted a fixed fee structure to provide compensation relative to the required time commitment of each director. The equity component of Uni-Pixel’s director compensation program is designed to build an ownership stake in the Company while conveying an incentive to directors relative to the returns recognized by our shareholders.

Cash-Based Compensation

Company non-employee directors receive an annual stipend of $40,000 paid monthly.   All directors are reimbursed ordinary and reasonable expenses incurred in exercising their responsibilities in accordance the Company’s Travel and Entertainment Expense Reimbursement policy applicable to all employees of the Company.  The non-employee directors waived their cash compensation fees in November 2008 and December 2008.

Equity-Based Compensation

Under provisions adopted by the Board of Directors, each non-employee director receives an option to purchase 100,000 shares of our common stock issued upon his first election to the Board of Directors.  These options vest monthly over three years. Stock options granted under the plan are priced at the closing market price of the Company’s stock on the day of grant, but in no case lower than $1.45 per share.

Pension and Benefits

The non-employee directors are not eligible to participate in the Company’s benefits plans, including the 401(k) plan.

Indemnification Agreements

The Company’s certificate of incorporation requires the Company to indemnify both the directors and officers of the Company to the fullest extent permitted by Delaware state law.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have set forth in the following table certain information regarding our common stock, on an as converted basis, beneficially owned as of January 31, 2009 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each of our directors and named executive officers, and (iii) all executive officers and directors as a group. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days pursuant to options, warrants, conversion privileges or similar rights. At January 31, 2009, we had 22,897,418 issued and outstanding shares of Common Stock, 3,200,000 issued and outstanding shares of Series B Convertible Preferred Stock, which were convertible, as of January 31, 2009, into 16,000,000 shares of our Common Stock, and 892,858 issued and outstanding shares of Series C Convertible Preferred Stock, which were convertible, as of January 31, 2009, into 7,142,864 shares of our Common Stock.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)		Percent of Class
Directors and Officers:
Reed J. Killion	1,505,938	(2)	3.2%
James A. Tassone	663,594	(3)	1.4%
B. Tod Cox	286,328	(4)	0.6%
Dan Van Ostrand	852,500	(5)	1.9%
Robert J. Petcavich	233,333	(6)	0.5%
Carl J. Yankowski	1,068,056	(7)	2.3%
Rob Broggi	—		—%
Victor Calaba	—		—%
Bernard Marren	68,056	(8)	0.1%
Bruce Berkoff	68,056	(9)	0.1%
Ross Young	29,167	(10)	0.1%
All Directors and Executive Officers as a Group (11 persons)	4,775,028		10.2%
5% Stockholders:
Tudor Investment Corporation 50 Rowes Wharf 6th Floor Boston, MA 02110	22,839,279	(11)	43.2%
Merrill Lynch Pierce, Fenner & Smith Incorporated 4 World Financial Center Floor 24 New York, NY 10080	10,357,153	(12)	21.0%

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

(2)	Includes options to purchase 955,938 shares of Common Stock exercisable within 60 days from January 31, 2009.

(3)	Includes options to purchase 287,344 shares of Common Stock exercisable within 60 days from January 31, 2009.

(4)	Includes options to purchase 286,328 shares of Common Stock exercisable within 60 days from January 31, 2009.

(5)	Includes options to purchase 25,000 shares of Common Stock exercisable within 60 days from January 31, 2009.

(6)	Includes options to purchase 233,333 shares of Common Stock exercisable within 60 days from January 31, 2009.

(7)	Includes options to purchase 1,068,056 shares of Common Stock exercisable within 60 days from January 31, 2009.

(8)	Includes options to purchase 68,056 shares of Common Stock exercisable within 60 days from January 31, 2009.

(9)	Includes options to purchase 68,056 shares of Common Stock exercisable within 60 days from January 31, 2009.

(10)	Includes options to purchase 29,167 shares of Common Stock exercisable within 60 days from January 31, 2009.

(11)

Includes 2,409,526.40 shares of our Series B Preferred Stock held by The Raptor Global Portfolio; 769,974.40 shares of our Series B Preferred Stock held by The Tudor BVI Global Portfolio L.P.; and 20,499.20 shares of our Series B Preferred Stock held by The Altar Rock Fund L.P. On an as-converted to Common Stock basis, these shares of Series B Preferred Stock convert into 16,000,000 shares of our Common Stock. Also consists of warrants to purchase 6,839,279 shares of Common Stock exercisable within 60 days from January 31, 2009.

(12)

Includes 892,858 shares of our Series C Preferred Stock. On an as-converted to Common Stock basis, these shares of Series C Preferred Stock convert into 7,142,864 shares of our Common Stock. Also consists of warrants to purchase 3,214,289 shares of Common Stock exercisable within 60 days from January 31, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Director Independence

The Over-the-Counter Bulletin Board does not have rules regarding director independence.  Our determination of independence of directors is made using the definition of “independent director” contained in the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ.  We have determined that Mr. Yankowski, Mr. Marren, Mr. Berkoff and Mr. Young are “independent” within the meaning of such rules. Mr. Killion is not “independent” under these rules, due to his position as an executive officer of our Company.  Mr. Broggi and Mr. Calaba are not “independent” under these rules, due to the amount of equity they control of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by PMB Helin Donovan, LLP (“PMBHD”), previously known as Helin, Donovan, Trubee & Wilkinson, LLP, for professional services rendered for the audit of our annual consolidated financial statements during the fiscal year ended December 31, 2008, and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for that fiscal year were $57,600.  The aggregate fees billed by PMBHD for professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-QSB during the fiscal year ended December 31, 2007, were $51,075.  These fees include fees billed for professional services rendered by PMBHD for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Related Fees

PMBHD did not bill us for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended December 31, 2008, or the fiscal year ended December 31, 2007, that are not included under Audit Fees above.

Tax Fees

PMBHD billed $5,150 and $5,000 for the fiscal years ended December 31, 2008 and 2007, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

PMBHD did not perform any services for us or charge any fees other than the services described above for either the fiscal year ended December 31, 2008, or the fiscal year ended December 31, 2007.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.10	Employment Agreement — Frank M. DeLape (2) (5)
10.11	Employment Agreement — Reed J. Killion (2) (5)

10.12	Lockheed Martin Purchase Order (2) (portions of this exhibit have been omitted pursuant to a request for confidential treatment)
10.13	Small Business Innovation Research Phase I Contract (3)
10.14	Small Business Innovation Research Phase II Contract (3)
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

10.16	Employment Agreement — James A. Tassone (5) (6)
10.17	Securities Purchase Agreement dated May 24, 2006, by and between Uni-Pixel, Inc., Uni-Pixel Displays, Inc., Trident Growth Fund, L.P. and CapSource Fund, L.P. (7)
10.18	Security Agreement dated May 24, 2006, by and between Uni-Pixel, Inc., Uni-Pixel Displays, Inc., Trident Growth Fund, L.P. and CapSource Fund, L.P. (7)
10.19	Securities Purchase Agreement dated September 12, 2006 (8)
10.20	Employment Agreement — Carl Yankowski (5) (9)
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

10.23	Form of Warrant dated as of February 13, 2007. (11)
10.24	Severance Agreement between Uni-Pixel, Inc. and Frank DeLape dated September 11, 2007. (5) (12)
10.25	Securities Purchase Agreement dated as of September 28, 2007, by and among Uni-Pixel, Inc. and Merrill Lynch Pierce, Fenner & Smith Incorporated. (13)
10.26	Investors’ Rights Agreement dated as of September 28, 2007, by and among Uni-Pixel, Inc. and Merrill Lynch Pierce, Fenner & Smith Incorporated. (13)
10.27	Form of Warrant dated as of September 28, 2007. (13)
14	Code of Ethics (6)
21	Subsidiaries (6)
31.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (14)
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (14)
32.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)

(1)	Previously filed as an exhibit to the Company’s Form 10-SB, filed on February 18, 2005, and incorporated by reference hereto.
(2)	Previously filed as an exhibit to the Company’s Amendment #1 Form 10-SB, filed on April 1, 2005, and incorporated by reference hereto.
(3)	Previously filed as an exhibit to the Company’s Amendment #2 Form 10-SB, filed on April 27, 2005, and incorporated by reference hereto.
(4)	Previously filed as an exhibit to the Company’ Form 10-QSB, filed on November 10, 2005, and incorporated by reference hereto.
(5)	Management contract or compensation plan or arrangement
(6)	Previously filed as an exhibit to the Company’ Form 10-KSB, filed on March 28, 2006, and incorporated by reference hereto
(7)	Previously filed as an exhibit to the Company’ Form 10-QSB, filed on August 14, 2006, and incorporated by reference hereto.
(8)	Previously filed as an exhibit to the Company’ Form 10-QSB, filed on November 13, 2006, and incorporated by reference hereto.
(9)	Previously filed as an exhibit to the Company’s Form 8-K, filed on May 31, 2006, and incorporate by reference hereto.
(10)	Previously filed as an exhibit to the Company’s Form 8-K, filed on February 6, 2007, and incorporate by reference hereto.

(11)	Previously filed as an exhibit to the Company’s Form 8-K, filed on February 16, 2007, and incorporate by reference hereto.
(12)	Previously filed as an exhibit to the Company’s Form 8-K, filed on September 20, 2007, and incorporate by reference hereto.
(13)	Previously filed as an exhibit to the Company’s Form 8-K, filed on October 2, 2007, and incorporate by reference hereto.
(14)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

By:	/s/ JAMES A. TASSONE
James A. Tassone, Chief Financial Officer and Principal Accounting Officer

Date:	March 6, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ REED J. KILLION	President, Principal Executive Officer and Director	March 6, 2009
Reed J. Killion

/s/ JAMES A. TASSONE	Chief Financial Officer	March 6, 2009
James A. Tassone

/s/ B. TOD COX	Vice President Engineering	March 6, 2009
B. Tod Cox

/s/ DAN VAN OSTRAND	Vice President Research & Development	March 6, 2009
Dan Van Ostrand

/s/ ROBERT J. PETCAVICH	Vice President and General Manager	March 6, 2009
Robert J. Petcavich

/s/ CARL J. YANKOWSKI	Director	March 6, 2009
Carl J. Yankowski

/s/ ROB BROGGI	Director	March 6, 2009
Rob Broggi

/s/ VICTOR CALABA	Director	March 6, 2009
Victor Calaba

/s/ BERNARD MARREN	Chairman of the Board	March 6, 2009
Bernard Marren

/s/ BRUCE BERKOFF	Director	March 6, 2009
Bruce Berkoff

/s/ ROSS YOUNG	Director	March 6, 2009
Ross Young

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OF UNI-PIXEL, INC.

Report of Independent Registered Public Accounting Firm	47

Consolidated Balance Sheets, December 31, 2008 and 2007	48

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 and the cumulative period from February 17, 1998 (date of inception) to December 31, 2008	49

Consolidated Statements of Shareholders’ Equity (Deficit) for the period February 17, 1998 (date of inception) to December 31, 2008	50

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 and the cumulative period from February 17, 1998 (date of inception) to December 31, 2008	51

Notes to Consolidated Financial Statements	52

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Uni-Pixel, Inc.

We have audited the accompanying consolidated balance sheets of Uni-Pixel, Inc. (the Company) (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007, and the period from inception (February 17, 1998) through December 31, 2008. The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uni-Pixel, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and the period from inception (February 17, 1998) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has sustained losses and negative cash flows from operations for the period from inception (February 17, 1998) through December 31, 2008, whereby its accumulated deficit during the development stage is approximately $43.5 million.  The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

March 3, 2009
Houston, Texas

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2008	December 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$2,035,547	$11,697,425
Prepaid expenses	3,400	23,672

Total current assets	2,038,947	11,721,097

Property and equipment, net of accumulated depreciation of $1,013,967 and $725,338, at December 31, 2008 and 2007, respectively	592,056	455,108
Restricted cash	34,877	34,877
Intangible assets	185,252	—

Total assets	$2,851,132	$12,211,082

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$731,022	$526,959
Accrued expenses	383,039	405,996
Deferred revenue	33,333	33,333

Total current liabilities	1,147,394	966,288

Total liabilities	1,147,394	966,288

Commitments and contingencies (Note 7)	—	—

Redeemable convertible Series B Preferred stock, $0.001 par value; $3.75 liquidation preference; 3,200,000 shares authorized, issued and outstanding at December 31, 2008 and December 31, 2007, less unamortized discount of $4,644,502 and $6,130,743 at December 31, 2008 and December 31, 2007, respectively.	9,159,771	6,713,531

Redeemable convertible Series C Preferred stock, $0.001 par value; $11.20 liquidation preference; 892,858 shares authorized, issued and outstanding at December 31, 2008 and December 31, 2007, less unamortized discount of $5,714,466 and $7,238,324 at December 31, 2008 and December 31, 2007, respectively.	5,210,901	2,887,043

Shareholders’ equity (deficit)
Preferred stock, Series A, $0.001 par value; $3.50 liquidation preference; 10,000,000 shares authorized, 0 issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 22,897,418 issued and outstanding at December 31, 2008 and 2007	22,897	22,897
Additional paid-in capital	30,785,560	34,512,298
Accumulated deficit during development stage	(43,475,391)	(32,890,975)

Total shareholders’ equity (deficit)	(12,666,934)	1,644,220

Total liabilities and shareholders’ equity (deficit)	$2,851,132	$12,211,082

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31,		Cumulative Period from February 17, 1998 (date of inception) to December 31,
	2008	2007	2008

Development contract revenue	$—	$—	$1,158,201

Cost of development contract revenue	—	—	456,648

Gross margin	—	—	701,553

Selling, general and administrative expenses	3,293,362	5,958,687	19,641,969
Research and development	7,475,529	4,463,226	21,767,878

Operating loss	(10,768,891)	(10,421,913)	(40,708,294)

Other income (expense)
Net decrease in fair value of derivative liability	—	382,920	845,079
Other income	—	—	886,886
Debt issuance expense	—	(94,189)	(644,346)
Interest income (expense), net	184,475	(762,664)	(2,087,990)

Net loss	$(10,584,416)	$(10,895,846)	$(41,708,665)

Preferred stock dividends and amortization of discount	(4,770,098)	(3,192,212)	(9,269,680)
Net loss attributable to common shareholders	$(15,354,514)	$(14,088,058)	$(50,978,345)

Per share information
Net loss — basic and diluted	$(0.46)	$(0.60)	$(4.37)
Preferred stock dividends and amortization of discount	(0.21)	(0.17)	(0.97)
Net loss attributable to common shareholders — basic and diluted	$(0.67)	$(0.77)	$(5.34)

Weighted average number of basic and diluted common shares outstanding	22,897,418	18,255,742	9,539,381

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Series A Preferred Stock						Accumulated Deficit	Total
	Number		Common Stock		Additional	Deferred	During	Shareholders’
	of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Stock-Based Compensation	Development Stage	Equity (Deficit)
Founder shares issued at inception at February 17, 1998	—	$—	4,500,000	$4,500	$(500)	$—	$—	$4,000
Stock issued during 1999 (prices ranging from $0.50 - $0.62 per share)	—	—	180,000	180	183,820	—	—	184,000
Stock issued during 2000 (prices ranging from $11.34 - $17.00 per share)	—	—	63,750	64	956,186	—	—	956,250
Stock issued during 2001 (prices ranging from $10.00 - $17.00 per share)	—	—	28,176	28	404,227	—	—	404,255
Stock issued during 2002 (prices ranging from $2.00 - $10.00 per share)	—	—	157,327	157	353,783	—	—	353,940
Deferral of stock-based compensation	—	—	—	—	1,100,000	(1,100,000)	—	—
Amortization of stock-based compensation	—	—	—	—	—	206,250	—	206,250
Net loss	—	—	—	—	—	—	(3,968,540)	(3,968,540)
Balance, December 31, 2002	—	$—	4,929,253	$4,929	$2,997,516	$(893,750)	$(3,968,540)	$(1,859,845)
Stock issued during 2003 (prices ranging from $1.00 - $2.00 per share)	—	—	210,827	211	263,943	—	—	264,154
Amortization of stock-based compensation	—	—	—	—	—	275,000	—	275,000
Warrants issued	—	—	—	—	500,000	—	—	500,000
Net loss	—	—	—	—	—	—	(2,492,123)	(2,492,123)
Balance, December 31, 2003	—	$—	5,140,080	$5,140	$3,761,459	$(618,750)	$(6,460,663)	$(3,312,814)
Issuance of common stock for services	—	—	738,309	738	316,975	—	—	317,713
Conversion of note payable for common stock	—	—	51,008	51	95,052	—	—	95,103
Exercise of stock options	—	—	1,490,000	1,490	28,310	—	—	29,800
Exercise of warrants	—	—	512,500	513	34,487	—	—	35,000
Amortization of stock-based compensation	—	—	—	—	—	618,750	—	618,750
Conversion of bridge loans	256,643	257	850,625	851	1,834,242	—	—	1,835,350
Issuance of preferred stock	2,565,000	2,565	—	—	7,646,765	—	—	7,649,330
Issuance of common stock for net assets of REFL	—	—	1,100,808	1,101	(1,101)	—	—	—
Issuance of common stock for net assets of Gemini	—	—	2,917,250	2,917	26,255	—	—	29,172
Net loss	—	—	—	—	—	—	(2,315,332)	(2,315,332)
Balance, December 31, 2004	2,821,643	$2,822	12,800,580	$12,801	$13,742,444	$—	$(8,775,995)	$4,982,072
Issuance of preferred stock	930,000	930	—	—	2,798,370	—	—	2,799,300
Conversion of preferred stock into common stock and payment of preferred stock dividend	(1,222,499)	(1,223)	2,594,477	2,594	260,296	—	(261,667)	—
Issuance of preferred stock for dividends	156,507	157	—	—	547,618	—	(547,775)	—
Net loss	—	—	—	—	—	—	(4,966,790)	(4,966,790)
Balance, December 31, 2005	2,685,651	$2,686	15,395,057	$15,395	$17,348,728	$—	$(14,552,227)	$2,814,582
Conversion of preferred stock into common stock and payment of preferred stock dividend	(450,317)	(451)	916,916	917	28,039	—	(28,505)	—
Stock compensation expense	—	—	—	—	914,755	—	—	914,755
Issuance of warrants to placement agent	—	—	—	—	37,596	—	—	37,596
Issuance of preferred stock for dividends	134,117	134	—	—	469,289	—	(469,423)	—
Net loss	—	—	—	—	—	—	(6,485,618)	(6,485,618)
Balance, December 31, 2006	2,369,451	$2,369	16,311,973	$16,312	$18,798,407	$—	$(21,535,773)	$(2,718,685)
Conversion of preferred stock into common stock and payment of preferred stock dividend	(2,369,451)	(2,369)	6,545,445	6,545	455,180	—	(459,356)	—
Stock compensation expense	—	—	—	—	2,029,326	—	—	2,029,326
Issuance of warrants to consultants	—	—	—	—	297,891	—	—	297,891
Issuance of warrants to Series B Preferred Stock Investors	—	—	—	—	3,715,602	—	—	3,715,602
Intrinsic value of beneficial conversion option on Series B Preferred Stock	—	—	—	—	3,715,602	—	—	3,715,602
Issuance of common stock for services	—	—	40,000	40	52,360	—	—	52,400
Issuance of warrants to Series C Preferred Stock Investors	—	—	—	—	3,809,644	—	—	3,809,644
Intrinsic value of beneficial conversion option on Series C Preferred Stock	—	—	—	—	3,809,644	—	—	3,809,644
Amortization of discount of Series B Preferred Stock	—	—	—	—	(1,300,460)	—	—	(1,300,460)
Amortization of discount of Series C Preferred Stock	—	—	—	—	(380,964)	—	—	(380,964)
Series B Preferred Stock dividends	—	—	—	—	(844,274)	—	—	(844,274)
Series C Preferred Stock dividends	—	—	—	—	(206,028)	—	—	(206,028)
Reclassification of derivative liabilities to equity	—	—	—	—	560,368	—	—	560,368
Net loss	—	—	—	—	—	—	(10,895,846)	(10,895,846)
Balance, December 31, 2007	—	$—	22,897,418	$22,897	$34,512,298	$—	$(32,890,975)	$1,644,220
Stock compensation expense	—	—	—	—	1,037,441	—	—	1,037,441
Issuance of warrants to consultants	—	—	—	—	5,919	—	—	5,919
Amortization of discount of Series B Preferred Stock	—	—	—	—	(1,486,240)	—	—	(1,486,240)
Amortization of discount of Series C Preferred Stock	—	—	—	—	(1,523,858)	—	—	(1,523,858)
Series B Preferred Stock dividends	—	—	—	—	(960,000)	—	—	(960,000)
Series C Preferred Stock dividends	—	—	—	—	(800,000)	—	—	(800,000)
Net loss	—	—	—	—	—	—	(10,584,416)	(10,584,416)
Balance, December 31, 2008	—	$—	22,897,418	$22,897	$30,785,560	$—	$(43,475,391)	$(12,666,934)

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31,		Cumulative Period from February 17, 1998 (date of inception) to December 31,
	2008	2007	2008
Cash flows from operating activities
Net loss	$(10,584,416)	$(10,895,846)	$(41,708,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest forgiven	—	—	(91,421)
Employee compensation notes payable forgiven	—	—	(795,465)
Depreciation and amortization	299,966	269,146	1,101,423
Stock issued for services	—	52,400	512,462
Stock compensation expense	1,037,441	2,029,326	3,981,522
Non-cash compensation expense	—	—	1,100,000
Amortization of debt issuance costs	—	94,189	644,346
Amortization of discounts on notes payable	—	955,389	1,480,448
Net decrease in fair value of derivatives	—	(382,920)	(845,077)
Issuance of warrants to consultants	5,919	297,891	303,810
Change in operating assets and liabilities:
(Increase) decrease in cash restricted for note payable and lease obligations	—	5,123	(34,877)
(Increase) decrease in prepaid expenses and other current assets	20,272	(6,706)	(147,745)
Increase in accounts payable	204,063	98,226	731,017
Increase in accrued interest payable	—	—	180,943
Increase (decrease) in accrued expenses and other liabilities	(22,957)	(262,004)	1,178,504
Increase in deferred revenue	—	—	33,333
Net cash used in operating activities	(9,039,712)	(7,745,786)	(32,375,442)

Cash flows from investing activities
Purchase of property and equipment	(425,578)	(95,036)	(1,654,352)
Proceeds from the sale of property and equipment	—	—	27,792
Purchases of patents, trademarks and organization costs	(196,588)	—	(264,336)
Net cash used in investing activities	(622,166)	(95,036)	(1,890,896)

Cash flows from financing activities
Proceeds from notes payable to related party	—	—	115,103
Payments on notes payable to related party	—	—	(164,328)
Proceeds from convertible notes payable	—	—	3,390,000
Payments on convertible notes payable	—	—	(1,470,672)
Net repayments from notes payable	—	(2,401,280)	(62,833)
Issuance of warrants to placement agent	—	—	37,596
Proceeds from the issuance of preferred stock, net	—	21,919,339	32,367,969
Proceeds from the issuance of common stock, net	—	—	2,089,050
Net cash provided by financing activities	—	19,518,059	36,301,885

Net increase (decrease) in cash and cash equivalents	(9,661,878)	11,677,237	2,035,547
Cash and cash equivalents, beginning of period	11,697,425	20,188	—
Cash and cash equivalents, end of period	$2,035,547	$11,697,425	$2,035,547

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$134,434	$960,727
Cash paid for income taxes	$—	$—	—
Interest capitalized into notes payable	$—	$—	8,250
Debt issuance cost for warrant issued	$—	$—	$500,000
Preferred stock dividend and amortization of discount	$4,770,098	$3,192,212	$9,269,680
Conversion of notes payable for preferred stock	$—	$—	$898,250
Conversion of notes payable for common stock	$—	$—	$980,103
Stock issued for services	$—	$52,400	$1,612,462
Stock issued for interest	$—	$—	$81,272
Reclassification of derivatives to equity	$—	$560,368	$560,368
Intrinsic value of beneficial conversion options on Preferred Stock	$—	$7,525,246	$7,525,246
Issuance of warrants to Preferred Stock investors	$—	$7,525,246	$7,525,246

The accompanying notes are an integral part of these consolidated financial statements.

UNI-PIXEL, INC.

(A Development Stage Company)

Notes to the Audited Consolidated Financial Statements

Note 1 — Basis of Presentation, Business and Organization

Uni-Pixel, Inc., a Delaware corporation, is the parent company of Uni-Pixel Displays, Inc., its wholly-owned operating subsidiary.  As used herein, “Uni-Pixel,” “we,” “us,” and “our” refer to Uni-Pixel, Inc. and Uni-Pixel Displays, Inc.  Our common stock, par value $0.001 per share, is quoted on the NASDAQ Over the Counter — Bulletin Board (“OTCBB”) under the ticker symbol “UNXL.”

Uni-Pixel is a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. Our work developing TMOS has led to advances in the thin film arena that have other marketable applications.  We intend to explore the business potential within these applications and pursue those thin film markets that offer profitable opportunities either through licensing or direct production and sales.  As of December 31, 2008, we had accumulated a total deficit of $43.5 million from operations in pursuit of these objectives.

We anticipate that our TMOS displays will be thin, lightweight, and power-efficient devices, which are highly suitable for use in full-color display applications.  We believe TMOS displays will be able to capture a share of the growing $90+ billion flat panel display market due to the significant advantages it should provide over competing displays with respect to manufacturing and materials cost, brightness, power efficiency, viewing angle, and video response time and image quality.  We believe that our technology leadership and intellectual property position will enable us to generate revenues initially from TMOS displays for existing vertical market segments such as the military, avionics, and automotive segments, and then subsequently from consumer electronics markets (i.e., TVs, monitors, personal computers, cameras, games, etc.).

Our strategy is to futher develop our proprietary TMOS technology to the point of being able to transition the technology to manufacturing partners.  We have and will continue to utilize contract manufacturing for prototype fabrication to augment our internal capabilities in the short term.  We also plan to be a supplier of our key thin film component and to enter into joint ventures in certain vertical market segments to exploit the existing manufacturing and distribution channels of our targeted partners.  We plan to license our technology to display manufacturers and supporting partner companies for use in applications such as mobile phones, digital cameras, laptop computers, and other consumer electronic devices. Through our internal research and development efforts we have established a portfolio of TMOS-related patents and patent applications and other intellectual property rights that support these joint venture and licensing strategies.  We currently have 31 issued patents, 4 allowed patents, and 82 pending patent applications filed in key venues worldwide including regionally in Europe, Asia Pacific, South America and North America. We also contemplate obtaining exclusive field-of-use licenses (which would include the right to sublicense) to complementary technologies from targeted strategic partners and U.S. national laboratories.

During the course of 2008 we have developed our first independent thin film product opportunity.  This unique variation of the thin film developed for TMOS can be applied to a variety of touch screen product devices as a protective cover.  We intend to market this thin film product under our brand, Opcuity™, to various potential distribution and channel partners.

Since our inception, we have been primarily engaged in developing our initial product technologies, recruiting personnel, commencing our U.S. operations and obtaining sufficient capital to meet our working capital needs. In the course of our development activities, we have sustained losses and expect such losses to continue through at least May 2009. We will finance our operations primarily through our existing cash and possible future financing transactions.

Our ability to operate profitably under our current business plan is largely contingent upon our success in developing our products beyond proof of concept to final prototypes, supporting transferable manufacturing processes to partners to produce our products and successfully developing markets and manufacturing relationships for our products.  We may be required to obtain additional capital in the future to expand our operations. No assurance can be given that we will be able to develop our products, successfully develop the markets or profitable manufacturing methods for our products, or raise any such additional capital as we might need, either through equity or debt financing, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs or to support our growth. If adequate capital cannot be obtained on satisfactory terms, our operations could be negatively impacted.

If we achieve growth in our operations in the next few years, such growth could place a strain on our management, administrative, operational and financial infrastructure. Our ability to manage our current operations and future growth requires the continued improvement of operational, financial and management controls, reporting systems and procedures. In addition, we may find it necessary to hire additional management, financial and sales and marketing personnel to manage our expanding operations. If we are unable to manage this growth effectively, our business, operating results and financial condition may be materially adversely affected.

Acquisition and merger

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

Basis of Presentation

The consolidated financial statements presented in this annual report include Uni-Pixel, Inc. and our wholly-owned subsidiary, Uni-Pixel Displays, Inc. All significant intercompany transactions and balances have been eliminated. Uni-Pixel Displays, Inc. was, for accounting purposes, the surviving entity of the merger, and accordingly for the periods prior to the merger, the consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of Uni-Pixel Displays, Inc.  The assets, liabilities, operations and cash flows of Real-Estateforlease.com, Inc. are included in the consolidated financial statements from December 10, 2004 onward.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, as further discussed in Note 2. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and this does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage Company

We have not generated any significant operating revenue since inception.  The accompanying financial statements have, therefore, been prepared using the accounting formats prescribed by SFAS No. 7 for a development stage enterprise

(“DSE”).  Although, we have recognized some nominal amounts of revenue, the Company still believes it is devoting, substantially, all its efforts on developing the business and, therefore, still qualifies as a DSE.

Note 2 -                  Going Concern

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  However, Uni-Pixel has sustained losses and negative cash flows from operations since its inception.  As shown in the accompanying consolidated financial statements, Uni-Pixel incurred recurring net losses chargeable to common shareholders of $10.6 million and $10.9 million in fiscal 2008 and 2007, respectively, and has an accumulated deficit of $43.5 million as of December 31, 2008.  The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations.  The Company’s management may be forced to reduce operating expenses or delay planned expenditures commensurate with its level of working capital.

On February 13, 2007, the Company raised $12 million in a private placement of its Series B Convertible Preferred Stock (see Note 8) and on September 28, 2007, the Company raised an additional $10 million in a private placement of its Series C Convertible Preferred Stock (see Note 8), which management believes will enable the Company to continue operations until May 2009.

Our growth and continued operations could be impaired by limitations on our access to the capital markets.  In the event that we do not raise additional funding, we may be forced to further scale back our operations which would have a material adverse impact upon our ability to pursue our business plan.  We have no commitments from officers, directors or affiliates to provide funding.  There can be no assurance that capital from outside sources will be available, or if such financing is available, it may involve issuing securities senior to our common stock or equity financings which are dilutive to holders of our common stock.  In addition, in the event we do not raise additional capital from conventional sources, it is likely that our growth will be restricted and we may need to scale back or curtail implementing our business plan.

Our ability to reach profitably under our current business plan is largely contingent upon our success in developing beyond proof of concept to final prototypes and supporting transferable manufacturing processes to partners to produce for sale our products and upon our successful development of markets for our products and successful manufacturing relationships.  We will need to obtain additional capital in the future to expand our operations. No assurance can be given that we will be able to develop our products, successfully develop the markets for our products or profitable manufacturing methods, or raise any such additional capital as we might need, either through equity or debt financing, on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs or to support our growth. If adequate capital cannot be obtained on satisfactory terms, our operations could be negatively impacted.

The conditions described above create substantial doubt as to Uni-Pixel’s ability to continue as a going concern.  The 2008 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Statements of cash flows

For purposes of the statements of cash flows, we consider all highly liquid investments (i.e., investments which,

when purchased, have original maturities of three months or less) to be cash equivalents.

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks and other financial institutions. The amounts held in interest bearing accounts periodically exceed the insured limit of $250,000 at December 31, 2008 and $100,000 at December 31, 2007.  The amounts held in these banks exceeded the insured limits December 31, 2008 and 2007 by $0 and $250,538, respectively.  The terms of other deposits are on demand and are subject to guarantees in full by the FDIC under the Transaction Account Guarantee Program.  We have not incurred losses related to these deposits.

In addition, on December 31, 2008 and 2007, we held an investment account of $1,662,973 and $11,528,987, respectively, with a financial institution other than a bank.  These funds are invested in money market funds.  We have not incurred losses related to these deposits.

Restricted cash

As of December 31, 2008 and December 31, 2007, we had restricted cash of $34,877.  This amount secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas as of both December 31, 2008 and December 31, 2007.  The restricted cash has been segregated into current and long-term classifications based on its anticipated liquidation.

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

Intangible assets

Our intangible assets represent patents and patent applications acquired from third parties, which are recorded at cost and amortized over the life of the patent.  We review the value recorded for intangible assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results to the extent the carrying value exceeds fair value determined based on the net present value of estimated future cash flows.  Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment.

Derivative instruments

We account for all derivative instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and related Emerging Issues Task Force (EITF) interpretations and Securities and Exchange Commission (SEC) rules, which require that certain embedded and freestanding derivative instruments be classified as a liability and measured at fair value with changes in fair value recognized currently in earnings. The Company has recorded changes in fair value as an other expense in the consolidated statements of operations.

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

Revenue from development contracts are recognized when the contract is completed and collectability is reasonably assured.  Deferred revenue on these contracts of $33,333 as of December 31, 2008 and December 31, 2007 consists of a development contract to produce and deliver a prototype device.

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

Stock-based compensation

We recognize the cost of stock options and restricted stock in accordance with SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), “Share Based Payment.”  SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 must be applied to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for which the associated service has not been rendered as of its effective date.

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

Total compensation expense recognized for options was approximately $1.0 million and $2.0 million for the twelve months ended December 31, 2008 and December 31, 2007, respectively.

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

The Company has losses carried forward for income tax purposes to December 31, 2008. There are no current or deferred tax expenses for the twelve month periods ended December 31, 2008 and 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. Accordingly, no benefit has been recognized on the net loss as the realization of the net operating loss carryforward cannot be assured.

Effective January 1, 2007, the Company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, the Company has not changed any of its tax accrual estimates.  The Company files U.S. federal and U.S. state tax returns.  For state tax returns the Company is generally no longer subject to tax examinations for years prior to 1996.

Loss per share data

Basic loss per share is calculated based on the weighted average common shares outstanding during the period, after giving effect to the manner in which the merger was accounted for as described in Note 1. Diluted earnings per share also give effect to the dilutive effect of stock options, warrants (calculated based on the treasury stock method) and convertible notes and convertible preferred stock. The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.

At December 31, 2007, options and warrants to purchase 18,558,968 shares of common stock at exercise prices ranging from $1.10 to $2.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

At December 31, 2008, options and warrants to purchase 19,448,482 shares of common stock at exercise prices ranging from $1.10 to $2.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.  Further, at December 31, 2008, 18,405,699 shares of common stock, convertible from Series B Convertible Preferred Stock and associated dividends, were not included in the computation of diluted earnings per share as there effect would be antidilutive.  Further, at December 31, 2008, 7,861,456 shares of common stock, convertible from Series C Convertible Preferred Stock and associated dividends, were not included in the computation of diluted earnings per share as there effect would be antidilutive.

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

As a result of the implementation of FIN 48, the Company has not changed any of its tax accrual estimates.  The Company files U.S. federal and U.S. state tax returns.  For state tax returns, the Company is generally no longer subject to tax examinations for years prior to 1996.

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

Effective December 31, 2008, the Company adopted the Emerging Issues Task Force (“EITF”) Issue No. 08-4: Transition Guidance for Conforming Changes to Issue No. 98-5 (EITF 08-4), which was ratified by the consensus of the FASB in June 2008.  The objective of EITF 08-4 is to provide transition guidance for conforming changes made to Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” that resulted from Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This transition guidance is unique in that the current changes reflect matters that should have been addressed in the past, but were missed. Issue No. 08-4 concludes that conforming changes made to Issue No. 98-5 that result from Issue No. 00-27 and Statement No. 150 are effective for financial statements issued for fiscal  years ending after December 15, 2008. The effect of these changes is to be applied retrospectively with the cumulative effect of the change being reported in retained earnings. If a company must make a change in its accounting to implement these changes, then the disclosure requirements in FAS 154 should be followed. The Company is currently evaluating the impact of adoption of EITF 08-4.   The adoption of EITF 08-4 did not impact the Company’s consolidated financial statements.

Recently issued accounting pronouncements

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

Note 4 — Property and Equipment

A summary of the components of property and equipment at December 31:

	Estimated Useful Lives	2008	2007
Research and development equipment	3 to 5 years	$1,203,053	$788,326
Leasehold improvements	5 years	210,086	210,086
Computer equipment	5 years	97,740	97,740
Office equipment	3 to 5 years	95,144	84,294
		1,606,023	1,180,446
Accumulated depreciation		(1,013,967)	(725,338)
Property and equipment, net		$592,056	$455,108

Depreciation and amortization expense of property and equipment for the years ended December 31, 2008 and 2007 and the period from inception (February 17, 1998) through December 31, 2008 was $0.3 million, $0.3 million, and $1.1 million, respectively.

Note 5 — Patents

Patents consists of the following at December 31, 2008 and 2007:

	2008	2007
Patents	$196,588	$—
Less accumulated amortization	(11,335)	—
Patents, net	$185,253	$—

The patents have an estimated useful life through 2022.  The patent amortization expense for the years ended December 31, 2008 and 2007 was $11,335 and $0, respectively. Future amortization expense is expected to be as follows for December 31:

2009	$17,003
2010	17,003
2011	17,003
2012	17,003
2013	17,003
Thereafter	100,238
$185,253

Note 6 — Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This Statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has a cumulative net operating loss for financial accounting purposes of approximately $37.4 million and $26.8 million at December 31, 2008 and 2007, respectively. The Company has a potential deferred tax asset of approximately $12.7 million as a result of this net operating loss carry forward. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets. The valuation allowance increased by approximately $3.6 million and $4.1 million for the years ended December 31, 2008 and 2007, respectively.

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31 (in thousands):

	2008	2007

Income tax expense (benefit) computed at statutory rates	$3,599	$3,944
Increase in valuation allowance	(3,599)	(4,149)
Other	0	205
Tax provision for income taxes	$0	$0

The Company’s deferred tax assets consist of the following (in thousands) as of December 31:

	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$12,728	$9,129
Valuation allowance	(12,728)	(9,129)
Net deferred tax assets	$0	$0

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

Note 7 — Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facility in The Woodlands, Texas, under a third party, non-cancelable operating lease through 2010. Future minimum lease commitments are as follows as of December 31, 2008:

Year Ending December 31
2009	$206,000
2010	192,000
2011	—
2012	—
2013	—
Thereafter	—
Total	$398,000

This lease provides the Company with one 5-year renewal option.

Rent expense for 2008 and 2007 was $209,000 and $183,000, respectively.

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

Mr. Killion, President and Chief Executive Officer, entered into an employment agreement dated March 5, 2005, with an initial term ending December 31, 2008, and providing for an initial base salary of $195,000, subject to the right of the Board of Directors to increase his salary from time to time. Mr. Killion is entitled to receive an annual bonus in an amount to be determined by the Board of Directors. If Mr. Killion’s performance satisfies criteria to be established by the Board of Directors, his target bonus will be a percentage of his annual salary. On September 13, 2007, the Board of Directors increased the base salary of Mr. Killion to $250,000 effective September 16, 2007 and determined the target bonus amount to be 100% of base salary. Mr. Killion also received employee stock options to purchase 450,000 shares of common stock at an exercise price of $4.00 per share.  Effective September 5, 2006, the exercise price was lowered to $2.00 per share.  The option has a term of ten years and vests ratably on an annual basis over three years. The agreement also provides Mr. Killion with disability and life insurance benefits, a car allowance and wireless communications benefits. The vesting provisions of the option would accelerate and Mr. Killion would be entitled to a severance payment equal to his base salary for six months, if Mr. Killion were terminated without “Cause,” or if Mr. Killion were to terminate his employment with Uni-Pixel for “Good Reason” (each of the terms as defined in the agreement).

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

As of December 31, 2008, there was a $125,000 bonus accrual for Mr. Killion and there was a $45,000 bonus accrual for Mr. Tassone included in the total $383,039 bonus accrual.  The accrual is for a potential bonus for all eligible employees and officers contingent upon achieving certain defined milestones within a specified timeframe.

Note 8 -  Redeemable Preferred Stock, Equity, Stock Plan and Warrants

Equity instruments issued to non-employees

From time to time, in order to preserve cash and to fund our operating activities, common stock or other equity instruments may be issued for cash or in exchange for goods or services. Equity instruments issued for goods or services are recorded at the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measurable.  During the twelve months ended December 31, 2007, we did the following:

•                  Effective January 15, 2007, we requested and Lusierna Asset Management, Ltd. (the “Consultant”) agreed to provide consulting and advisory services to us pursuant to and in accordance with our request, including but not limited to, advice regarding corporate structuring, the identification of potential candidates for our board of directors and transaction structuring.  In consideration of the consulting services, we agreed that at the time of, and subject to, the closing of no less than gross proceeds of $12,000,000 from the sale of the Company’s equity in a private placement, (the “Offering Threshold Closing”), the Company (i) issued to the Consultant, simultaneously with the Offering Threshold Closing, initial closing, a three year warrant to purchase 750,000 shares (the “Option Shares”) of our common stock, at an exercise price of $1.10 per Option Share, with a cashless exercise provision and no anti-dilution adjustment and (ii) paid to the Consultant a fee of $480,000.  The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants of $217,007 and recorded the expense in the first quarter of 2007.  The Consultants’ fee of $480,000 was paid from the proceeds of the Purchase Agreement, described below, and expensed in the first quarter of 2007.

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

Common Stock

During the year ended December 31, 2008, (1) we issued no shares of common stock for cash in connection with the exercise of stock options; (2) issued no shares of common stock in exchange for cashless exercise of warrants; (3) issued no shares of common stock in connection with the conversion of Series B Preferred Stock and accrued dividends; and (4) issued no shares of common stock in connection with the conversion of Series C Preferred Stock and accrued dividends.

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

Dividends shall accrue, whether or not declared and paid, on the Series B Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate.  These dividends are charged to additional paid-in capital.  Each share of Series B Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $3.75 for the Series B Preferred Shares, plus all accrued and unpaid Series B Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series B Preferred Stock conversion price of $0.75, which is subject to adjustment from time to time in accordance with the Certificate of Designations.  As of December 31, 2008 and 2007, there were 3,200,000 shares of Series B Preferred Stock outstanding, with cumulative unpaid dividends of approximately $1,804,274 or 481,140 shares of Series B Preferred Stock and $844,274 or 255,140 shares of Series B Preferred Stock, respectively.

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

Dividends shall accrue, whether or not declared and paid, on the Series C Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate. These dividends are charged to additional paid-in capital.  Each share of Series C Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $11.20 for the Series C Preferred Shares, plus all accrued and unpaid Series C Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series C Preferred Stock conversion price of $1.40, which is subject to adjustment from time to time in accordance with the Certificate of Designations.  As of December 31, 2008 and 2007, there were 892,858 shares of Series C Preferred Stock outstanding, with cumulative unpaid dividends of approximately $1,006,028 or 89,824 shares of Series C Preferred Stock and $206,028 or 18,395 shares of Series C Preferred Stock, respectively.

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

In the first quarter of 2007, a total of 1,667 stock options with an exercise price of $2.00 per share to one employee were forfeited.  In the second quarter of 2007, a total of 10,000 stock options with an exercise price of $1.90 per share to one employee were forfeited.  In the third quarter of 2007, we granted a total of 350,000 options under the 2005 Stock Incentive Plan to purchase our common stock with an exercise price of $1.45 per share to eight employees.  These options vest monthly over 36 months.

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

Of these 465,625 options, 425,625 vest monthly over 36 months and 1/3rd of the remaining 40,000 vest on each of the first, second and third year anniversaries of the date of grant.  In the third quarter of 2008, 48,889 options to purchase our common stock with an exercise price of $1.45 per share were retired.   In the fourth quarter of 2008, we granted a total of 80,000 options to purchase our common stock with an exercise price of $1.45 per share to two employees.  These options vest monthly over 36 months.   In the fourth quarter of 2008, 157,222 options to purchase our common stock with an exercise price of $1.45 per share were retired.

Other Stock Options

On May 23, 2006, we granted a total of 1,000,000 options to purchase our common stock with an exercise price of $1.75 per share to Mr. Carl Yankowski, a member of the Company’s board of directors.  Of these 1,000,000 options, 250,000 vest on the date Mr. Yankowski is appointed CEO of Uni-Pixel, an additional 250,000 shall vest on the one year anniversary of the date Mr. Yankowski is appointed CEO of Uni-Pixel and the remaining 500,000 shall vest monthly over a 24 month period beginning on the one year anniversary of the date Mr. Yankowski is appointed CEO of Uni-Pixel.  If Mr. Yankowski never becomes CEO of Uni-Pixel, the 1,000,000 options will be cancelled.   Due to these performance criteria, compensation expense will not be recognized for these stock options until such time as Mr. Yankowski is appointed CEO.  Mr. Yankowski has joined the Company effective April 1, 2006 as a Consultant and under the terms of the agreement will become the CEO and a member of the Company’s Board of Directors, at his election, upon the Company completing a minimum equity round of $10 million.  The options have a ten year life from the date of grant.

On September 5, 2006, the Board of Directors of Uni-Pixel reduced the exercise price of 1,000,000 stock options issued to Mr. Yankowski, from an exercise price of $1.75 per share to an exercise price of $1.25 per share.  This resulted in an additional compensation expense of approximately $104,000 to be recorded over the remaining vesting period if Mr. Yankowski becomes CEO.

On October 1, 2006, we granted a total of 1,000,000 options to purchase our common stock with an exercise price of $1.25 per share to Mr. Carl Yankowski.  All of these options vest upon the occurrence of any of the following events: (i) by no later than January 1, 2010, upon the closing of the sale of substantially all of the assets of Uni-Pixel or the reorganization, consolidation, merger, dissolution or liquidation of Uni-Pixel; provided that the event results in the payment or distribution of consideration valued in good faith by the Uni-Pixel Board of Directors at $15 per share (on a fully diluted basis) or more; (ii) by no later than January 1, 2010, upon the closing of a tender offer or exchange offer to purchase 50% or more of the issued and outstanding shares of Uni-Pixel common stock at a price per share valued in good faith by the Uni-Pixel Board of Directors at $15 per share (on a fully diluted basis) or more; or (iii) by no later than January 1, 2010, upon the common stock of Uni-Pixel, Inc. trading at $15 per share or more for 60 (or more) consecutive days and having a daily trading volume of 200,000 shares or more for 60 (or more) consecutive days. If (i), (ii) or (iii), as detailed above, do not occur on or before January 1, 2010, these options will be cancelled in full.  If Mr. Yankowski does not become Chief Executive Officer of Uni-Pixel, Inc. by January 31, 2007, these options will be cancelled in full.  These options were cancelled on February 1, 2007 as Mr. Yankowski did not become Chief Executive Officer of Uni-Pixel, Inc. by January 31, 2007.

In the first quarter of 2007, we granted a total of 300,000 options to purchase our common stock with an exercise price of $1.19 per share to three board members.  These options vest monthly over 36 months.

On February 13, 2007, in connection with the Series B Convertible Preferred Stock Purchase Agreement, the 1,000,000 options with an exercise price of $1.25 per share granted to Mr. Carl Yankowski on May 23, 2006 have all vested due to the Company’s completion of an equity financing of $10 million or more.  The Company utilized the Black-Scholes methodology in determining the fair market value of the options of $726,241 and this amount was expensed in the first quarter of 2007.

Summary Stock Option and Warrant Information

Information regarding the options and warrants granted in 2008 and 2007 is as follows:

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2008	2007	2008	2007
Outstanding, beginning of year	4,712,500	3,661,667	13,846,468	2,742,900
Granted	1,145,625	2,062,500	—	11,103,568
Exercised	—	—	—	—
Expired or cancelled	256,111	1,011,667	—	—

Outstanding, end of year	5,602,014	4,712,500	13,846,468	13,846,468

Exercisable, end of year	3,808,030	2,560,939	13,846,468	13,846,468

Available for grant, end of year	1,697,986	2,587,500

The weighted average option and warrant exercise price information for 2008 and 2007 is as follows:

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2008	2007	2008	2007
Outstanding, beginning of year	$1.58	$1.59	$1.28	$1.44
Granted during the year	$1.45	$1.41	$—	$1.02
Exercised during the year	$—	$—	$—	$—
Expired or cancelled during the year	$1.56	$1.26	$—	$—
Outstanding at end of year	$1.56	$1.58	$1.28	$1.28
Exercisable at end of year	$1.62	$1.65	$1.28	$1.28

The fair values of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Year ended December 31, 2008	Year ended December 31, 2007
Expected life (years)	5 years	5 years
Interest rate	0.42 to 3.27%	4.52 to 5.10%
Dividend yield	—	—
Volatility	108.47%	82.12%
Forfeiture rate	—	—
Weighted average fair value of options granted	$1.45	$1.41

At December 31, 2008, there was $1.5 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.04 years.  There were 1,247,091 options that became vested during the twelve months ended December 31, 2008.

Significant option and warrant groups outstanding at December 31, 2008, and related weighted average exercise price and life information is as follows:

Grant date	Options Outstanding	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
December 9, 2004	—	769,500	769,500	$1.38	0.91
January 10, 2005	—	168,750	168,750	$1.38	1.00
January 26, 2005	—	110,250	110,250	$1.38	1.08
March 5, 2005	600,000	—	600,000	$2.00	6.17
March 5, 2005	450,000	—	450,000	$2.00	6.17
April 19, 2005	550,000	—	550,000	$2.00	6.33
May 23, 2006	1,000,000	—	1,000,000	$1.25	7.58
May 24, 2006	—	1,500,000	1,500,000	$1.25	2.58
September 12, 2006	—	194,400	194,400	$1.25	2.67
February 13, 2007	—	6,839,279	6,839,279	$1.24	8.13
February 13, 2007	—	1,050,000	1,050,000	$1.10	1.13
March 16, 2007	300,000	—	179,167	$1.19	8.21
September 13, 2007	1,610,139	—	723,229	$1.45	8.71
September 28, 2007	—	3,214,289	3,214,289	$1.40	8.75
December 17, 2007	22,917	—	22,917	$1.45	8.96
January 7, 2008	500,000	—	166,667	$1.45	9.02
January 16, 2008	60,000	—	19,167	$1.45	9.04
April 18, 2008	275,625	—	65,078	$1.45	9.30
May 16, 2008	13,333	—	5,416	$1.45	9.37
May 20, 2008	100,000	—	20,833	$1.45	9.38
June 2, 2008	40,000	—	—	$1.45	9.42
October 20, 2008	80,000	—	5,556	$1.45	9.80

Total	5,602,014	13,846,468	17,654,498

Note 9 — Employee Benefit Plan

401(k) Plan

Effective February 2007, the Company created an employee benefit plan available to all full-time employees under Section 401(k) of the Internal Revenue Code (“401(k) plan”). Employees may make contributions up to a specified percentage of their compensation, as defined. The Company is not obligated to make contributions under the 401(k) plan and did not make any matching employer contribution to the 401(k) Plan in 2008 or 2007.

Note 10 — Subsequent Events

On January 30, 2009, the Company granted a total of 575,000 options to purchase our common stock with an exercise price of $1.45 per share to twenty-three employees.   These options vest immediately as of January 31, 2009 and expire on January 31, 2019.