Form 10-Q
period 2009-03-31
Uni-Pixel
filed 2009-05-01
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of May 1, 2009, the issuer had 22,897,418 shares of issued and outstanding common stock, par value $0.001 per share.

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

Consolidated Balance Sheets
March 31, 2009 (unaudited) and December 31, 2008

Consolidated Statements of Operations
Three months ended March 31, 2009 (unaudited) and March 31, 2008 (unaudited) and cumulative period from inception (February 17, 1998) to March 31, 2009 (unaudited)

Consolidated Statements of Shareholders’ Equity (Deficit)
From inception (February 17, 1998) to March 31, 2009 (unaudited)

Consolidated Statements of Cash Flows
Three months ended March 31, 2009 (unaudited) and March 31, 2008 (unaudited) and cumulative period from inception (February 17, 1998) to March 31, 2009 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 6.	Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,138,677	$2,035,547
Prepaid expenses	3,400	3,400

Total current assets	1,142,077	2,038,947

Property and equipment, net of accumulated depreciation of $1,092,983 and $1,013,967, at March 31, 2009 and December 31, 2008, respectively	513,040	592,056
Restricted cash, less current portion	34,877	34,877
Intangible assets, net of accumulated amortization of $48,887 and $44,637, at March 31, 2009 and December 31, 2008, respectively	181,002	185,252

Total assets	$1,870,996	$2,851,132

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$834,639	$731,022
Accrued expenses	483,076	383,039
Deferred revenue	33,333	33,333

Total current liabilities	1,351,048	1,147,394

Total liabilities	1,351,048	1,147,394

Commitments and contingencies (Note 4)	—	—

Redeemable convertible Series B Preferred stock, $0.001 par value; $3.75 per share liquidation preference; 3,200,000 shares authorized, issued and outstanding at March 31, 2009 and December 31, 2008, less unamortized discount of $4,272,942 and $4,644,502 at March 31, 2009 and December 31, 2008, respectively	9,765,414	9,159,771

Redeemable convertible Series C Preferred stock, $0.001 par value; $11.20 per share liquidation preference; 892,858 shares authorized, issued and outstanding at March 31, 2009 and December 31, 2008, less unamortized discount of $5,333,502 and $5,714,466 at March 31, 2009 and December 31, 2008, respectively	5,786,934	5,210,901

Shareholders’ deficit
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2009 and December 31, 2008, 22,897,418 shares issued and outstanding at March 31, 2009 and December 31, 2008	22,897	22,897
Additional paid-in capital	30,239,680	30,785,560
Accumulated deficit during development stage	(45,294,977)	(43,475,391)

Total shareholders’ deficit	(15,032,400)	(12,666,934)

Total liabilities and shareholders’ deficit	$1,870,996	$2,851,132

See accompanying notes to these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Cumulative Period from February 17, 1998 (date of inception) to March 31,
	2009	2008	2009

Revenues
Development contract revenue	$—	$—	$1,158,201

Total revenues	—	—	1,158,201

Cost of revenues	—	—	456,648

Gross margin	—	—	701,553

Selling, general and administrative expenses	812,770	836,844	20,454,739
Research and development	1,010,346	2,268,137	22,778,224

Operating loss	(1,823,116)	(3,104,981)	(42,531,410)

Other income (expense)
Net decrease in fair value of derivative liability	—	—	845,079
Other income	—	—	886,886
Debt issuance expense	—	—	(644,346)
Interest income (expense), net	3,530	96,720	(2,084,460)

Net loss	$(1,819,586)	$(3,008,261)	$(43,528,251)

Preferred stock dividends and amortization of discount	(1,181,676)	(1,186,497)	(10,451,356)
Net loss attributable to common shareholders	$(3,001,262)	$(4,194,758)	$(53,979,607)

Per share information
Net loss – basic and diluted	$(0.08)	$(0.13)	$(4.43)
Preferred stock dividends	(0.05)	(0.05)	(1.06)
Net loss attributable to common shareholders — basic and diluted	$(0.13)	$(0.18)	$(5.49)

Weighted average number of basic and diluted common shares outstanding	22,897,418	22,897,418	9,835,495

See accompanying notes to these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Series A Preferred Stock						Accumulated Deficit	Total
	Number		Common Stock		Additional	Deferred	During	Shareholders’
	of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Stock-Based Compensation	Development Stage	Equity (Deficit)
Founder shares issued at inception at February 17, 1998	—	$—	4,500,000	$4,500	$(500)	$—	$—	$4,000
Stock issued during 1999 (prices ranging from $0.50 - $0.62 per share)	—	—	180,000	180	183,820	—	—	184,000
Stock issued during 2000 (prices ranging from $11.34 - $17.00 per share)	—	—	63,750	64	956,186	—	—	956,250
Stock issued during 2001 (prices ranging from $10.00 - $17.00 per share)	—	—	28,176	28	404,227	—	—	404,255
Stock issued during 2002 (prices ranging from $2.00 - $10.00 per share)	—	—	157,327	157	353,783	—	—	353,940
Deferral of stock-based compensation	—	—	—	—	1,100,000	(1,100,000)	—	—
Amortization of stock-based compensation	—	—	—	—	—	206,250	—	206,250
Net loss	—	—	—	—	—	—	(3,968,540)	(3,968,540)
Balance, December 31, 2002	—	$—	4,929,253	$4,929	$2,997,516	$(893,750)	$(3,968,540)	$(1,859,845)
Stock issued during 2003 (prices ranging from $1.00 - $2.00 per share)	—	—	210,827	211	263,943	—	—	264,154
Amortization of stock-based compensation	—	—	—	—	—	275,000	—	275,000
Warrants issued	—	—	—	—	500,000	—	—	500,000
Net loss	—	—	—	—	—	—	(2,492,123)	(2,492,123)
Balance, December 31, 2003	—	$—	5,140,080	$5,140	$3,761,459	$(618,750)	$(6,460,663)	$(3,312,814)
Issuance of common stock for services	—	—	738,309	738	316,975	—	—	317,713
Conversion of note payable for common stock	—	—	51,008	51	95,052	—	—	95,103
Exercise of stock options	—	—	1,490,000	1,490	28,310	—	—	29,800
Exercise of warrants	—	—	512,500	513	34,487	—	—	35,000
Amortization of stock-based compensation	—	—	—	—	—	618,750	—	618,750
Conversion of bridge loans	256,643	257	850,625	851	1,834,242	—	—	1,835,350
Issuance of preferred stock	2,565,000	2,565	—	—	7,646,765	—	—	7,649,330
Issuance of common stock for net assets of REFL	—	—	1,100,808	1,101	(1,101)	—	—	—
Issuance of common stock for net assets of Gemini	—	—	2,917,250	2,917	26,255	—	—	29,172
Net loss	—	—	—	—	—	—	(2,315,332)	(2,315,332)
Balance, December 31, 2004	2,821,643	$2,822	12,800,580	$12,801	$13,742,444	$—	$(8,775,995)	$4,982,072
Issuance of preferred stock	930,000	930	—	—	2,798,370	—	—	2,799,300
Conversion of preferred stock into common stock and payment of preferred stock dividend	(1,222,499)	(1,223)	2,594,477	2,594	260,296	—	(261,667)	—
Issuance of preferred stock for dividends	156,507	157	—	—	547,618	—	(547,775)	—
Net loss	—	—	—	—	—	—	(4,966,790)	(4,966,790)
Balance, December 31, 2005	2,685,651	$2,686	15,395,057	$15,395	$17,348,728	$—	$(14,552,227)	$2,814,582
Conversion of preferred stock into common stock and payment of preferred stock dividend	(450,317)	(451)	916,916	917	28,039	—	(28,505)	—
Stock compensation expense	—	—	—	—	914,755	—	—	914,755
Issuance of warrants to placement agent	—	—	—	—	37,596	—	—	37,596
Issuance of preferred stock for dividends	134,117	134	—	—	469,289	—	(469,423)	—
Net loss	—	—	—	—	—	—	(6,485,618)	(6,485,618)
Balance, December 31, 2006	2,369,451	$2,369	16,311,973	$16,312	$18,798,407	$—	$(21,535,773)	$(2,718,685)
Conversion of preferred stock into common stock and payment of preferred stock dividend	(2,369,451)	(2,369)	6,545,445	6,545	455,180	—	(459,356)	—
Stock compensation expense	—	—	—	—	2,029,326	—	—	2,029,326
Issuance of warrants to consultants	—	—	—	—	297,891	—	—	297,891
Issuance of warrants to Series B Preferred Stock Investors	—	—	—	—	3,715,602	—	—	3,715,602
Intrinsic value of beneficial conversion option on Series B Preferred Stock	—	—	—	—	3,715,602	—	—	3,715,602
Issuance of common stock for services	—	—	40,000	40	52,360	—	—	52,400
Issuance of warrants to Series C Preferred Stock Investors	—	—	—	—	3,809,644	—	—	3,809,644
Intrinsic value of beneficial conversion option on Series C Preferred Stock	—	—	—	—	3,809,644	—	—	3,809,644
Amortization of discount of Series B Preferred Stock	—	—	—	—	(1,300,460)	—	—	(1,300,460)
Amortization of discount of Series C Preferred Stock	—	—	—	—	(380,964)	—	—	(380,964)
Series B Preferred Stock dividends	—	—	—	—	(844,274)	—	—	(844,274)
Series C Preferred Stock dividends	—	—	—	—	(206,028)	—	—	(206,028)
Reclassification of derivative liabilities to equity	—	—	—	—	560,368	—	—	560,368
Net loss	—	—	—	—	—	—	(10,895,846)	(10,895,846)
Balance, December 31, 2007	—	$—	22,897,418	$22,897	$34,512,298	$—	$(32,890,975)	$1,644,220
Stock compensation expense	—	—	—	—	1,037,441	—	—	1,037,441
Issuance of warrants to consultants	—	—	—	—	5,919	—	—	5,919
Amortization of discount of Series B Preferred Stock	—	—	—	—	(1,486,240)	—	—	(1,486,240)
Amortization of discount of Series C Preferred Stock	—	—	—	—	(1,523,858)	—	—	(1,523,858)
Series B Preferred Stock dividends	—	—	—	—	(960,000)	—	—	(960,000)
Series C Preferred Stock dividends	—	—	—	—	(800,000)	—	—	(800,000)
Net loss	—	—	—	—	—	—	(10,584,416)	(10,584,416)
Balance, December 31, 2008	—	$—	22,897,418	$22,897	$30,785,560	$—	$(43,475,391)	$(12,666,934)
Stock compensation expense	—	—	—	—	635,796	—	—	635,796
Amortization of discount of Series B Preferred Stock	—	—	—	—	(371,561)	—	—	(371,561)
Amortization of discount of Series C Preferred Stock	—	—	—	—	(380,964)	—	—	(380,964)
Series B Preferred Stock dividends	—	—	—	—	(234,082)	—	—	(234,082)
Series C Preferred Stock dividends	—	—	—	—	(195,069)	—	—	(195,069)
Net loss	—	—	—	—	—	—	(1,819,586)	(1,819,586)
Balance, March 31, 2009	—	$—	22,897,418	$22,897	$30,239,680	$—	$(45,294,977)	$(15,032,400)

See accompanying notes to these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,		Cumulative Period from February 18, 1998 (date of inception) to March 31,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(1,819,586)	$(3,008,261)	$(43,528,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest forgiven	—	—	(91,421)
Employee compensation notes payable forgiven	—	—	(795,465)
Depreciation and amortization	83,266	69,758	1,184,689
Stock issued for services	—	—	512,462
Stock compensation expense	635,796	336,018	4,617,318
Non-cash compensation expense	—	—	1,100,000
Amortization of debt issuance costs	—	—	644,346
Amortization of discounts on notes payable	—	—	1,480,448
Net decrease in fair value of derivatives	—	—	(845,077)
Issuance of warrants to consultants	—	5,919	303,810
Change in operating assets and liabilities:
Increase in cash restricted for note payable and lease obligations	—	—	(34,877)
Decrease (increase) in prepaid expenses and other current assets	—	1,900	(147,745)
Increase in accounts payable	103,617	296,639	834,634
Increase in accrued interest payable	—	—	180,943
Increase (decrease) in accrued expenses and other liabilities	100,037	(148,185)	1,278,541
Increase in deferred revenue	—	—	33,333
Net cash used in operating activities	(896,870)	(2,446,212)	(33,272,312)

Cash flows from investing activities
Purchase of property and equipment	—	(161,493)	(1,654,352)
Proceeds from the sale of property and equipment	—	—	27,792
Purchases of patents, trademarks and organization costs	—	—	(264,336)
Net cash used in investing activities	—	(161,493)	(1,890,896)

Cash flows from financing activities
Proceeds from notes payable to related party	—	—	115,103
Payments on notes payable to related party	—	—	(164,328)
Proceeds from convertible notes payable	—	—	3,390,000
Payments on convertible notes payable	—	—	(1,470,672)
Net repayments from notes payable	—	—	(62,833)
Issuance of warrants to placement agent	—	—	37,596
Proceeds from the issuance of preferred stock, net	—	—	32,367,969
Proceeds from the issuance of common stock, net	—	—	2,089,050
Net cash provided by financing activities	—	—	36,301,885

Net increase (decrease) in cash and cash equivalents	(896,870)	(2,607,705)	1,138,677
Cash and cash equivalents, beginning of period	2,035,547	11,697,425	—
Cash and cash equivalents, end of period	$1,138,677	$9,089,720	$1,138,677

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$960,727
Cash paid for income taxes	$—	$—	$—
Interest capitalized into notes payable	$—	$—	$8,250
Debt issuance cost for warrant issued	$—	$—	$500,000
Preferred stock dividend and amortization of discount	$1,181,676	$1,186,497	$10,451,356
Conversion of notes payable for preferred stock	$—	$—	$898,250
Conversion of notes payable for common stock	$—	$—	$980,103
Stock issued for services	$—	$—	$1,612,462
Stock issued for interest	$—	$—	$81,272
Reclassification of derivatives to equity	$—	$—	$560,368
Intrinsic value of beneficial conversion options on Preferred Stock	$—	$—	$7,525,246
Issuance of warrants to Preferred Stock investors	$—	$—	$7,525,246

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

Uni-Pixel is a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. Our work developing TMOS has led to advances in the thin film arena that have other marketable applications.  We intend to explore the business potential within these applications and pursue those thin film markets that offer profitable opportunities either through licensing or direct production and sales.  As of March 31, 2009, we had accumulated a total deficit of $45.3 million from operations in pursuit of these objectives.

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

Our strategy is to further develop our proprietary TMOS technology to the point of being able to transition the technology to manufacturing partners.  We have and will continue to utilize contract manufacturing for prototype fabrication to augment our internal capabilities in the short term.  We also plan to be a supplier of our key thin film component and to enter into joint ventures in certain vertical market segments to exploit the existing manufacturing and distribution channels of our targeted partners.  We plan to license our technology to display manufacturers and supporting partner companies for use in applications such as mobile phones, digital cameras, laptop computers, and other consumer electronic devices. Through our internal research and development efforts we have established a portfolio of TMOS-related patents and patent applications and other intellectual property rights that support these joint venture and licensing strategies.  We currently have 32 issued patents, 4 allowed patents, and 81 pending patent applications filed in key venues worldwide including regionally in Europe, Asia Pacific, South America and North America. We also contemplate obtaining exclusive field-of-use licenses (which would include the right to sublicense) to complementary technologies from targeted strategic partners and U.S. national laboratories.

During the course of 2008 we developed our first independent thin film product opportunity.  This unique variation of the thin film developed for TMOS can be applied to a variety of touch screen product devices as a protective cover.  We intend to market this thin film product under our brand, Opcuity™, to various potential distribution and channel partners.

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

As of March 31, 2009, we had cash and cash equivalents of $1.1 million.  We believe that our existing capital resources are adequate to finance our operations until May 2009.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional debt and equity to meet our business objectives.

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

Note 2 -                  Going Concern

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  However, Uni-Pixel has sustained losses and negative cash flows from operations since its inception. As shown in the accompanying consolidated financial statements, Uni-Pixel incurred recurring net losses of $1.8 million and $3.0 million for the three months ended March 31, 2009 and 2008, respectively, has negative working capital of $0.2 million and has an accumulated deficit of $45.3 million as of March 31, 2009.  The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations.  In the 4th quarter of 2008, the Company’s management began to reduce operating expenses and delay planned expenditures to preserve the Company’s working capital.

On February 13, 2007, the Company raised $12 million in a private placement of its Series B Convertible Preferred Stock (see Note 5) and on September 28, 2007, the Company raised an additional $10 million in a private placement of its Series C Convertible Preferred Stock (see Note 5), which management believes will enable the Company to continue operations until May 2009.

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

The conditions described above create substantial doubt as to Uni-Pixel’s ability to continue as a going concern.  The March 31, 2009 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Note 3 - Summary of Significant Accounting Policies

Interim financial information

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K, for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 6, 2009.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the insured limit of $250,000 at March 31, 2009 and December 31, 2008.  The amounts held in these banks did not exceed the insured limit of $250,000 as of March 31, 2009 and December 31, 2008, respectively.  The terms of other deposits are on demand and are subject to guarantees in full by FDIC under the Transaction Account Guarantee Program.   We have not incurred losses related to these deposits.  In addition, on March 31, 2009 and December 31, 2008, we held an investment account of $666,477 and $1,662,973, respectively, with a financial institution other than a bank.  These funds are invested in money market funds.  We have not incurred losses related to these deposits.

Restricted cash

As of March 31, 2009 and December 31, 2008, we had restricted cash of $34,877.  This amount secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas as of both March 31, 2009 and December 31, 2008.  The restricted cash has been segregated into current and long-term classifications based on its anticipated liquidation.

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

Derivative instruments

We account for all derivative financial instruments in accordance with SFAS No.  133, “Accounting for Derivative Instruments and Hedging Activities” and related Emerging Issues Task Force (“EITF”) interpretations and Securities and Exchange Commission (“SEC”) rules, which require that certain embedded and freestanding derivative instruments be classified as a liability and measured at fair value with changes in fair value recognized currently in earnings.  The Company has recorded changes in fair value as an other expense in the consolidated statements of operations.

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

Revenue from development contracts are recognized when the contract is completed and collectibility is reasonably assured.  Deferred revenue on these contracts of $33,333 as of March 31, 2009 and December 31, 2008 consists of a development contract to produce and deliver a prototype device.

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

Stock-based compensation

We recognize the cost of stock options and restricted stock in accordance with SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), “Share Based Payment.”  SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward — known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.  SFAS No. 123 must be applied to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option award made before its effective date for which the associated service has not been rendered as of its effective date.

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

The Company has losses carried forward for income tax purposes to March 31, 2009. There are no current or deferred tax expenses for the three month periods ended March 31, 2009 and 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. Accordingly, no benefit has been recognized on the net loss as the realization of the net operating loss carryforward cannot be assured.

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

At March 31, 2009, options and warrants to purchase 19,940,843 shares of common stock at exercise prices ranging from $1.10 to $2.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.  Further, at March 31, 2009, 18,717,808 shares of common stock, convertible from Series B Convertible Preferred Stock and associated dividends, were not included in the computation of diluted earnings per share as there effect would be antidilutive.  Further, at March 31, 2009, 8,000,790 shares of common stock, convertible from Series C Convertible Preferred Stock and associated dividends, were not included in the computation of diluted earnings per share as their effect would be antidilutive.

Fair value of financial instruments

Our financial instruments consist of accounts receivable, accounts payable, notes payable and derivative liabilities. We believe the fair values of our accounts receivable, accounts payable, notes payable and derivative liabilities reflect their respective carrying amounts.

Recently adopted accounting pronouncements

Effective January 1, 2008, the Company partially adopted SFAS 157, which provides a framework for measuring fair value. Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The partial adoption of this standard only resulted in additional disclosure requirements and had no financial statement impact. Delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. As of January 1, 2009, the Company has applied the provisions of SFAS 157 for intangible assets and long-lived assets measured for fair value for impairment assessment under Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of SFAS 157 did not impact the Company’s consolidated financial statements.

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

In May 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This staff position addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the allocation in computing earnings per share under the two-class method described in SFAS 128, Earnings Per Share. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The implementation of EIFT 03-6-1 did not impact the Company’s consolidated financial statements.

In November 2007, FASB issued EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”).”   EITF 07-1 requires additional disclosures related to collaborative arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008.  The implementation of EIFT 07-1 did not impact the Company’s consolidated financial statements.

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

Note 4 -                  Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities in The Woodlands, Texas under a third party non-cancelable operating lease through 2010. Future minimum lease commitments as of March 31, 2009 are as follows:

Year Ending December 31
2009	$154,768
2010	191,825
2011	—
2012	—
2013	—
Thereafter	—
Total	$346,593

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

Common Stock

During the three months ended March 31, 2009, (1) we issued no shares of common stock for cash in connection with the exercise of stock options; (2) issued no shares of common stock in exchange for cashless exercise of warrants; (3) issued no shares of common stock in connection with the conversion of Series B Preferred Stock and accrued dividends; and (4) issued no shares of common stock in connection with the conversion of Series C Preferred Stock and accrued dividends.

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

Dividends shall accrue, whether or not declared and paid, on the Series B Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate.  These dividends are charged to additional paid-in capital.  Each share of Series B Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $3.75 for the Series B Preferred Shares, plus all accrued and unpaid Series B Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series B Preferred Stock conversion price of $0.75, which is subject to adjustment from time to time in accordance with the Certificate of Designations.  As of March 31, 2009, there were 3,200,000 shares of Series B Preferred Stock outstanding, with cumulative unpaid dividends of approximately $2,038,356 or 543,562 shares of Series B Preferred Stock.

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

Dividends shall accrue, whether or not declared and paid, on the Series C Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate. These dividends are charged to additional paid-in capital.  Each share of Series C Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $11.20 for the Series C Preferred Shares, plus all accrued and unpaid Series C Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series C Preferred Stock conversion price of $1.40, which is subject to adjustment from time to time in accordance with the Certificate of Designations.  As of March 31, 2009, there were 892,858 shares of Series C Preferred Stock outstanding, with cumulative unpaid dividends of approximately $1,201,097 or 107,241 shares of Series C Preferred Stock.

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

In the first quarter of 2009, we did not grant any options under the 2005 Stock Incentive Plan.

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

In the first quarter of 2009, we granted a total of 575,000 options to purchase our common stock with an exercise price of $1.45 per share to twenty-three employees.  These options vested on the date of grant.    In the first quarter of 2009, 82,639 options to purchase our common stock with an exercise price of $1.45 per share were retired.

Other Stock Options

In the first quarter of 2009, we did not grant any other stock options.

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

Total compensation expense recognized for options was approximately $0.6 million and $0.3 million for the three months ended March 31, 2009 and March 31, 2008, respectively.  The Company has recorded approximately $0.2 million of stock compensation expense in selling, general and administrative expenses and approximately $0.4 million in research and development expense for the three months ended March 31, 2009 and approximately $0.2 million of stock compensation expense in selling, general and administrative expenses and approximately $0.1 million in research and development expense for the three months ended March 31, 2008.

A summary of the changes in the total stock options outstanding during the three months ended March 31, 2009 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2008	5,602,014	$1.56
Granted	575,000	1.45
Forfeited or expired	(82,639)	1.45
Exercised	—	—
Outstanding at March 31, 2009	6,094,375	$1.55
Vested and exercisable at March 31, 2009	4,542,839	$1.59

The fair value of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Expected life (years)	5 years	5 years
Interest rate	1.85%	3.14 to 3.27%
Dividend yield	—	—
Volatility	135.15%	108.47%
Forfeiture rate	—	—

At March 31, 2009, there was $1.3 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.92 years.  There were 734,809 options that became vested during the three months ended March 31, 2009.

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

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets that have been measured at fair value as of March 31, 2009, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Quoted	Significant
	Fair Value	Prices in	Other
	at	Active	Observable
	March 31,	Markets	Inputs
Description	2009	(Level 1)	(Level 2)
Assets:
Cash and cash equivalents	$1,138,677	$1,138,677	$—

Assets measured at fair value at March 31, 2009	$1,138,677	$1,138,677	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATON.

Forward Looking Statements

Some of the information in this report contains forward-looking information that involve risks and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters.  You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and other words and expressions of similar meaning.  No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. You should also consider carefully the statements under “Description of Business - Risk Factors” in our 2008 Form 10-K, which address factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

RESULTS OF OPERATIONS

Comparison of the three months ending March 31, 2009 and 2008

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

Revenues were $0 for the three months ended March 31, 2009 and the three months ended March 31, 2008.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the three months ended March 31, 2009 and the three months ended March 31, 2008 was $0.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 3% or approximately $24,000, to $812,770 for the three months ended March 31, 2009 from $836,844 for the three months ended March 31, 2008.  The major components of the decrease are as follows:

a)  Salaries and benefits increased by approximately $76,000 to $487,000 for the three months ended March 31, 2009 compared to $411,000 for the three months ended March 31, 2008 due to an increase in stock compensation expense of approximately $29,000 to $237,000 for the three months ended March 31, 2009 compared to $208,000 for the three months ended March 31, 2008;

b) Contract labor decreased by approximately $3,000 to $0 for the three months ended March 31, 2009 compared to $3,000 for the three months ended March 31, 2008;

c) Legal expense decreased by approximately $27,000 to $38,000 for the three months ended March 31, 2009 compared to $65,000 for the three months ended March 31, 2008;

d) Accounting expense decreased by approximately $6,000 to $26,000 for the three months ended March 31, 2009 compared to $32,000 for the three months ended March 31, 2008;

e) Office expense decreased by approximately $22,000 to $3,000 for the three months ended March 31, 2009 compared to $25,000 for the three months ended March 31, 2008;

f) Travel expense decreased by approximately $8,000 to $5,000 for the three months ended March 31, 2009 compared to $13,000 for the three months ended March 31, 2008;

g) Depreciation and amortization expense increased by approximately $13,000 to $83,000 for the three months ended March 31, 2009 compared to $70,000 for the three months ended March 31, 2008.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $1,258,000 during the three months ended March 31, 2009 to $1,010,346 from $2,268,137 for the three months ended March 31, 2008. The major components of the decrease are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $240,000 to $849,000 for the three months ended March 31, 2009 compared to $609,000 for the three months ended March 31, 2008 due to an increase in stock compensation expense of approximately $270,000 to $398,000 for the three months ended March 31, 2009 compared to $128,000 for the three months ended March 31, 2008;

b) Consulting expense attributable to research and development decreased by approximately $471,000 to $36,000 for the three months ended March 31, 2009 compared to $507,000 for the three months ended March 31, 2008;

c) Lab expense decreased by approximately $933,000 to $53,000 for the thee months ended March 31, 2009 compared to $986,000 for the three months ended March 31, 2008 primarily due to decreased services related to prototype development; and

d) Travel expense attributable to research and development decreased by approximately $77,000 to $26,000 for the three months ended March 31, 2009 compared to $103,000 for the three months ended March 31, 2008.

OTHER INCOME (EXPENSE).

a) Interest income (expense), net decreased to $3,530 for the three months ended March 31, 2009 as compared to $96,720 for the three months ended March 31, 2008 primarily due to less cash on hand.

NET LOSS.   Net loss decreased to $1,819,586 for the three months ended March 31, 2009, as compared to $3,008,261 for the three months ended March 31, 2008. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the three months ended March 31, 2009 was $3,001,261 as compared to a net loss attributable to common stockholders of $4,194,758 for the three months ended March 31, 2008. The net loss attributable to common stockholders for the three months ended March 31, 2009 includes $1,181,676 of accrued but unpaid preferred stock dividends and amortization of preferred stock discount.  The net loss attributable to common stockholders for the three months ended March 31, 2008 includes $1,186,497 of accrued but unpaid preferred stock dividends.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the three months ended March 31, 2009 decreased to $896,870 as compared to $2,446,212 used for the three months ended March 31, 2008. This is primarily attributable to a decrease in research and development expense for the three months ended March 31, 2009.

Investing Activities

Cash used for investing activities during the three months ended March 31, 2009 amounted to $0, as compared to $161,493 used for investing activities for the three months ended March 31, 2008. This is primarily attributable to the acquisition of approximately $161,000 of property and equipment during the three months ended March 31, 2008.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements of common stock, convertible investor notes, Series A Convertible Preferred Stock offering which we closed in December 2004 and January 2005 and Series B Convertible Preferred Stock offering which we closed in February 2007 and Series C Convertible Preferred Stock offering we closed in September 2007. During the three months ended March 31, 2009, the total net cash provided by financing activities was $0.  During the three months ended March 31, 2008, the total net cash provided by financing activities was $0.

Working Capital

As of March 31, 2009, we had a cash balance of $1.1 million. In the 4th quarter of 2008, the Company’s management began to reduce operating expenses and delay planned expenditures to preserve the Company’s working capital.  We project that current cash reserves will sustain our operations at least through May 2009, and we are not aware of any trends or potential events that are likely to impact our short term liquidity through this term.

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

We are a development stage company and have not experienced significant operations since our formation. We reached a positive working capital position as of the first quarter of 2005 as a result of our financing activities. We have incurred significant operating losses during the years ended December 31, 2002, 2003, 2004, 2005, 2006, 2007 and 2008 and the three months ended March 31, 2009. We intend to utilize a proprietary methodology for development of our displays. Our principal activities, from the beginning of the development stage, have been organizational matters, capital raising activities including issuance of stock, product research and development, fund raising, and market research.

To date, we have had only a few revenue-generating services or development contracts.  These include a prototype development agreement with a large personal computer company, and a Small Business Innovation Research (SBIR) Phase One agreement with the U.S. Air Force for $98,214 and a follow-on Phase Two agreement for $686,966.  We also entered into a prototype development agreement with Lockheed Martin, a large military contractor, in October 2005, for which we have received full payment.  Our immediate customer prospects are limited to Lockheed Martin, with which we entered into a License and Strategic Business Agreement dated October 5, 2005.  See “Risk Factors” included in our 2008 Form 10-K.

Management will work to establish specific applications for our display technology that will generate significant revenues and cash flows to support operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2009, management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management concluded that, as of March 31, 2009, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

UNI-PIXEL, INC.

May 1, 2009	By:	/s/ James A. Tassone
Date		James A. Tassone, Chief Financial Officer