Form 10-Q
period 2009-06-30
Uni-Pixel
filed 2009-08-14
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of August 1, 2009, the issuer had 22,897,418 shares of issued and outstanding common stock, par value $0.001 per share.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Part I.	Financial Information

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets June 30, 2009 (unaudited) and December 31, 2008

Consolidated Statements of Operations Six months ended June 30, 2009 (unaudited) and June 30, 2008 (unaudited) and cumulative period from inception (February 17, 1998) to June 30, 2009 (unaudited)

Three months ended June 30, 2009 (unaudited) and June 30, 2008 (unaudited)

Consolidated Statements of Shareholders’ Equity (Deficit) From inception (February 17, 1998) to June 30, 2009 (unaudited)

Consolidated Statements of Cash Flows Six months ended June 30, 2009 (unaudited) and June 30, 2008 (unaudited) and cumulative period from inception (February 17, 1998) to June 30, 2009 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 6.	Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$680,348	$2,035,547
Deferred loan costs	158,123	—
Prepaid expenses	3,400	3,400

Total current assets	841,871	2,038,947

Property and equipment, net of accumulated depreciation of $1,171,581 and $1,013,967, at June 30, 2009 and December 31, 2008, respectively	434,442	592,056
Restricted cash, less current portion	34,877	34,877
Intangible assets, net of accumulated amortization of $53,138 and $44,637, at June 30, 2009 and December 31, 2008, respectively	176,751	185,252

Total assets	$1,487,941	$2,851,132

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$792,637	$731,022
Accrued expenses	583,114	383,039
Deferred revenue	33,333	33,333

Total current liabilities	1,409,084	1,147,394

Long term portion of convertible note payable, net of unamortized discounts of $19,215 and $0 at June 30, 2009 and December 31, 2008, respectively	630,785	—
Interest payable	2,678	—

Total liabilities	2,042,547	1,147,394

Commitments and contingencies (Note 4)	—	—

Redeemable convertible Series B Preferred stock, $0.001 par value; $3.75 per share liquidation preference; 3,200,000 shares authorized, issued and outstanding at June 30, 2009 and December 31, 2008, less unamortized discount of $3,901,382 and $4,644,502 at June 30, 2009 and December 31, 2008, respectively	10,376,316	9,159,771

Redeemable convertible Series C Preferred stock, $0.001 par value; $11.20 per share liquidation preference; 892,858 shares authorized, issued and outstanding at June 30, 2009 and December 31, 2008, less unamortized discount of $4,952,537 and $5,714,466 at June 30, 2009 and December 31, 2008, respectively	6,367,351	5,210,901

Shareholders’ deficit
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2009 and December 31, 2008, 22,897,418 shares issued and outstanding at June 30, 2009 and December 31, 2008	22,897	22,897
Additional paid-in capital	29,352,985	30,785,560
Accumulated deficit during development stage	(46,674,155)	(43,475,391)

Total shareholders’ deficit	(17,298,273)	(12,666,934)

Total liabilities and shareholders’ deficit	$1,487,941	$2,851,132

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Six Months Ended June 30,		Cumulative Period from February 17, 1998 (date of inception) to June 30,
	2009	2008	2009

Revenues
Development contract revenue	$—	$—	$1,158,201

Total revenues	—	—	1,158,201

Cost of revenues	—	—	456,648

Gross margin	—	—	701,553

Selling, general and administrative expenses	1,434,726	1,837,053	21,076,695
Research and development	1,758,170	4,489,859	23,526,048

Operating loss	(3,192,896)	(6,326,912)	(43,901,190)

Other income (expense)
Net decrease in fair value of derivative liability	—	—	845,079
Other income	—	—	886,886
Debt issuance expense	(6,551)	—	(650,897)
Interest income (expense), net	683	142,939	(2,087,307)

Net loss	$(3,198,764)	$(6,183,973)	$(44,907,429)

Preferred stock dividends and amortization of discount	(2,372,996)	(2,377,816)	(11,642,676)
Net loss attributable to common shareholders	$(5,571,760)	$(8,561,789)	$(56,550,105)

Per share information
Net loss – basic and diluted	$(0.14)	$(0.27)	$(4.44)
Preferred stock dividends	(0.10)	(0.10)	(1.15)
Net loss attributable to common shareholders – basic and diluted	$(0.24)	$(0.37)	$(5.59)

Weighted average number of basic and diluted common shares outstanding	22,897,418	22,897,418	10,121,844

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,
	2009	2008

Revenues
Development contract revenue	$—	$—

Total revenues	—	—

Cost of revenues	—	—

Gross margin	—	—

Selling, general and administrative expenses	621,956	1,000,209
Research and development	747,824	2,221,722

Operating loss	(1,369,780)	(3,221,931)

Other income
Net increase in fair value of derivative liability	—	—
Other income	—	—
Debt issuance expense	(6,551)	—
Interest income, net	(2,847)	46,219

Net loss	$(1,379,178)	$(3,175,712)

Preferred stock dividends and amortization of discount	(1,191,320)	(1,191,319)
Net loss attributable to common shareholders	$(2,570,498)	$(4,367,031)

Per share information
Net loss – basic and diluted	$(0.06)	$(0.14)
Preferred stock dividends	(0.05)	(0.05)
Net loss attributable to common shareholders – basic and diluted	$(0.11)	$(0.19)

Weighted average number of basic and diluted common shares outstanding	22,897,418	22,897,418

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Series A Preferred Stock						Accumulated Deficit	Total
	Number		Common Stock		Additional	Deferred	During	Shareholders’
	of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Stock-Based Compensation	Development Stage	Equity (Deficit)
Founder shares issued at inception at February 17, 1998	—	$—	4,500,000	$4,500	$(500)	$—	$—	$4,000
Stock issued during 1999 (prices ranging from $0.50 - $0.62 per share)	—	—	180,000	180	183,820	—	—	184,000
Stock issued during 2000 (prices ranging from $11.34 - $17.00 per share)	—	—	63,750	64	956,186	—	—	956,250
Stock issued during 2001 (prices ranging from $10.00 - $17.00 per share)	—	—	28,176	28	404,227	—	—	404,255
Stock issued during 2002 (prices ranging from $2.00 - $10.00 per share)	—	—	157,327	157	353,783	—	—	353,940
Deferral of stock-based compensation	—	—	—	—	1,100,000	(1,100,000)	—	—
Amortization of stock-based compensation	—	—	—	—	—	206,250	—	206,250
Net loss	—	—	—	—	—	—	(3,968,540)	(3,968,540)
Balance, December 31, 2002	—	$—	4,929,253	$4,929	$2,997,516	$(893,750)	$(3,968,540)	$(1,859,845)
Stock issued during 2003 (prices ranging from $1.00 - $2.00 per share)	—	—	210,827	211	263,943	—	—	264,154
Amortization of stock-based compensation	—	—	—	—	—	275,000	—	275,000
Warrants issued	—	—	—	—	500,000	—	—	500,000
Net loss	—	—	—	—	—	—	(2,492,123)	(2,492,123)
Balance, December 31, 2003	—	$—	5,140,080	$5,140	$3,761,459	$(618,750)	$(6,460,663)	$(3,312,814)
Issuance of common stock for services	—	—	738,309	738	316,975	—	—	317,713
Conversion of note payable for common stock	—	—	51,008	51	95,052	—	—	95,103
Exercise of stock options	—	—	1,490,000	1,490	28,310	—	—	29,800
Exercise of warrants	—	—	512,500	513	34,487	—	—	35,000
Amortization of stock-based compensation	—	—	—	—	—	618,750	—	618,750
Conversion of bridge loans	256,643	257	850,625	851	1,834,242	—	—	1,835,350
Issuance of preferred stock	2,565,000	2,565	—	—	7,646,765	—	—	7,649,330
Issuance of common stock for net assets of REFL	—	—	1,100,808	1,101	(1,101)	—	—	—
Issuance of common stock for net assets of Gemini	—	—	2,917,250	2,917	26,255	—	—	29,172
Net loss	—	—	—	—	—	—	(2,315,332)	(2,315,332)
Balance, December 31, 2004	2,821,643	$2,822	12,800,580	$12,801	$13,742,444	$—	$(8,775,995)	$4,982,072
Issuance of preferred stock	930,000	930	—	—	2,798,370	—	—	2,799,300
Conversion of preferred stock into common stock and payment of preferred stock dividend	(1,222,499)	(1,223)	2,594,477	2,594	260,296	—	(261,667)	—
Issuance of preferred stock for dividends	156,507	157	—	—	547,618	—	(547,775)	—
Net loss	—	—	—	—	—	—	(4,966,790)	(4,966,790)
Balance, December 31, 2005	2,685,651	$2,686	15,395,057	$15,395	$17,348,728	$—	$(14,552,227)	$2,814,582
Conversion of preferred stock into common stock and payment of preferred stock dividend	(450,317)	(451)	916,916	917	28,039	—	(28,505)	—
Stock compensation expense	—	—	—	—	914,755	—	—	914,755
Issuance of warrants to placement agent	—	—	—	—	37,596	—	—	37,596
Issuance of preferred stock for dividends	134,117	134	—	—	469,289	—	(469,423)	—
Net loss	—	—	—	—	—	—	(6,485,618)	(6,485,618)
Balance, December 31, 2006	2,369,451	$2,369	16,311,973	$16,312	$18,798,407	$—	$(21,535,773)	$(2,718,685)
Conversion of preferred stock into common stock and payment of preferred stock dividend	(2,369,451)	(2,369)	6,545,445	6,545	455,180	—	(459,356)	—
Stock compensation expense	—	—	—	—	2,029,326	—	—	2,029,326
Issuance of warrants to consultants	—	—	—	—	297,891	—	—	297,891
Issuance of warrants to Series B Preferred Stock Investors	—	—	—	—	3,715,602	—	—	3,715,602
Intrinsic value of beneficial conversion option on Series B Preferred Stock	—	—	—	—	3,715,602	—	—	3,715,602
Issuance of common stock for services	—	—	40,000	40	52,360	—	—	52,400
Issuance of warrants to Series C Preferred Stock Investors	—	—	—	—	3,809,644	—	—	3,809,644
Intrinsic value of beneficial conversion option on Series C Preferred Stock	—	—	—	—	3,809,644	—	—	3,809,644
Amortization of discount of Series B Preferred Stock	—	—	—	—	(1,300,460)	—	—	(1,300,460)
Amortization of discount of Series C Preferred Stock	—	—	—	—	(380,964)	—	—	(380,964)
Series B Preferred Stock dividends	—	—	—	—	(844,274)	—	—	(844,274)
Series C Preferred Stock dividends	—	—	—	—	(206,028)	—	—	(206,028)
Reclassification of derivative liabilities to equity	—	—	—	—	560,368	—	—	560,368
Net loss	—	—	—	—	—	—	(10,895,846)	(10,895,846)
Balance, December 31, 2007	—	$—	22,897,418	$22,897	$34,512,298	$—	$(32,890,975)	$1,644,220
Stock compensation expense	—	—	—	—	1,037,441	—	—	1,037,441
Issuance of warrants to consultants	—	—	—	—	5,919	—	—	5,919
Amortization of discount of Series B Preferred Stock	—	—	—	—	(1,486,240)	—	—	(1,486,240)
Amortization of discount of Series C Preferred Stock	—	—	—	—	(1,523,858)	—	—	(1,523,858)
Series B Preferred Stock dividends	—	—	—	—	(960,000)	—	—	(960,000)
Series C Preferred Stock dividends	—	—	—	—	(800,000)	—	—	(800,000)
Net loss	—	—	—	—	—	—	(10,584,416)	(10,584,416)
Balance, December 31, 2008	—	$—	22,897,418	$22,897	$30,785,560	$—	$(43,475,391)	$(12,666,934)
Stock compensation expense	—	—	—	—	845,746	—	—	845,746
Issuance of warrants to convertible note investors	—	—	—	—	20,001	—	—	20,001
Issuance of warrants to placement agent	—	—	—	—	74,674	—	—	74,674
Amortization of discount of Series B Preferred Stock	—	—	—	—	(743,121)	—	—	(743,121)
Amortization of discount of Series C Preferred Stock	—	—	—	—	(761,929)	—	—	(761,929)
Series B Preferred Stock dividends	—	—	—	—	(473,425)	—	—	(473,425)
Series C Preferred Stock dividends	—	—	—	—	(394,521)	—	—	(394,521)
Net loss	—	—	—	—	—	—	(3,198,764)	(3,198,764)
Balance, June 30, 2009	—	$—	22,897,418	$22,897	$29,352,985	$—	$(46,674,155)	$(17,298,273)

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,		Cumulative Period from February 18, 1998 (date of inception) to June 30,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(3,198,764)	$(6,183,973)	$(44,907,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest forgiven	—	—	(91,421)
Employee compensation notes payable forgiven	—	—	(795,465)
Depreciation and amortization	166,114	148,042	1,267,537
Stock issued for services	—	—	512,462
Stock compensation expense	845,746	587,215	4,827,268
Non-cash compensation expense	—	—	1,100,000
Amortization of debt issuance costs	6,551	—	650,897
Amortization of discounts on notes payable	786	—	1,481,234
Net decrease in fair value of derivatives	—	—	(845,077)
Issuance of warrants to placement agent	74,674	—	74,674
Issuance of warrants to consultants	—	5,919	303,810
Change in operating assets and liabilities:
Increase in cash restricted for note payable and lease obligations	—	—	(34,877)
Increase in deferred financing costs	(164,674)		(164,674)
Decrease (increase) in prepaid expenses and other current assets	—	1,900	(147,745)
Increase in accounts payable	61,615	445,972	792,632
Increase in accrued interest payable	2,678	—	183,621
Increase (decrease) in accrued expenses and other liabilities	200,075	(190,712)	1,378,579
Increase in deferred revenue	—	—	33,333
Net cash used in operating activities	(2,005,199)	(5,185,637)	(34,380,641)

Cash flows from investing activities
Purchase of property and equipment	—	(244,315)	(1,654,352)
Proceeds from the sale of property and equipment	—	—	27,792
Purchases of patents, trademarks and organization costs	—	(196,588)	(264,336)
Net cash used in investing activities	—	(440,903)	(1,890,896)

Cash flows from financing activities
Proceeds from notes payable to related party	—	—	115,103
Payments on notes payable to related party	—	—	(164,328)
Proceeds from convertible notes payable	650,000	—	4,040,000
Payments on convertible notes payable	—	—	(1,470,672)
Net repayments from notes payable	—	—	(62,833)
Issuance of warrants to placement agent	—	—	37,596
Proceeds from the issuance of preferred stock, net	—	—	32,367,969
Proceeds from the issuance of common stock, net	—	—	2,089,050
Net cash provided by financing activities	650,000	—	36,951,885

Net increase (decrease) in cash and cash equivalents	(1,355,199)	(5,626,540)	680,348
Cash and cash equivalents, beginning of period	2,035,547	11,697,425	—
Cash and cash equivalents, end of period	$680,348	$6,070,885	$680,348

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$960,727
Cash paid for income taxes	$—	$—	$—
Interest capitalized into notes payable	$—	$—	$8,250
Debt issuance cost for warrant issued	$—	$—	$500,000
Preferred stock dividend and amortization of discount	$2,372,996	$2,377,816	$11,642,676
Conversion of notes payable for preferred stock	$—	$—	$898,250
Conversion of notes payable for common stock	$—	$—	$980,103
Stock issued for services	$—	$—	$1,612,462
Stock issued for interest	$—	$—	$81,272
Reclassification of derivatives to equity	$—	$—	$560,368
Intrinsic value of beneficial conversion options on Preferred Stock	$—	$—	$7,525,246
Issuance of warrants to Preferred Stock investors	$—	$—	$7,525,246
Issuance of warrants to Placement Agent	$74,674	$—	$74,674

See accompanying notes to these condensed consolidated financial statements.

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

Uni-Pixel is a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. Our work developing TMOS has led to advances in the thin film arena that have other marketable applications.  We intend to explore the business potential within these applications and pursue those thin film markets that offer profitable opportunities either through licensing or direct production and sales.  As of June 30, 2009, we had accumulated a total deficit of $46.7 million from operations in pursuit of these objectives.

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

Our strategy is to further develop our proprietary TMOS technology to the point of being able to transition the technology to manufacturing partners.  We have and will continue to utilize contract manufacturing for prototype fabrication to augment our internal capabilities in the short term.  We also plan to be a supplier of our key thin film component and to enter into joint ventures in certain vertical market segments to exploit the existing manufacturing and distribution channels of our targeted partners.  We plan to license our technology to display manufacturers and supporting partner companies for use in applications such as mobile phones, digital cameras, laptop computers, and other consumer electronic devices. Through our internal research and development efforts we have established a portfolio of TMOS-related patents and patent applications and other intellectual property rights that support these joint venture and licensing strategies.  We currently have 36 issued patents, 2 allowed patents, and 83 pending patent applications filed in key venues worldwide including regionally in Europe, Asia Pacific, South America and North America. We also contemplate obtaining exclusive field-of-use licenses (which would include the right to sublicense) to complementary technologies from targeted strategic partners and U.S. national laboratories.

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

As of June 30, 2009, we had cash and cash equivalents of $0.7 million.  We believe that our existing capital resources are adequate to finance our operations until August 31, 2009.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional debt and equity to meet our business objectives.

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

Note 2 -   Going Concern

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  However, Uni-Pixel has sustained losses and negative cash flows from operations since its inception. As shown in the accompanying consolidated financial statements, Uni-Pixel incurred recurring net losses of $3.2 million and $6.2 million for the six months ended June 30, 2009 and 2008, respectively, has negative working capital of $0.6 million and has an accumulated deficit of $46.7 million as of June 30, 2009.  The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations.  In the 4th quarter of 2008, the Company’s management began to reduce operating expenses and delay planned expenditures to preserve the Company’s working capital.

In June 2009, the Company raised a total of $650,000 in convertible notes.  In 2007, the Company had raised an aggregate of $22 million in a private placement of its Series B and Series C Preferred Stock (See Note 5)., Management believes that it has sufficient cash to enable the Company to continue operations until August 31, 2009.

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

The conditions described above create substantial doubt as to Uni-Pixel’s ability to continue as a going concern.  The June 30, 2009 condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Note 3 -   Summary of Significant Accounting Policies

Interim financial information

The condensed consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K, for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 6, 2009.

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the technology industry.  There have been no significant changes in the Company’s significant accounting policies during the three and six months ended June 30, 2009 compared to what was previously disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2008. The consolidated financial information as of December 31, 2008  included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2008.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the insured limit of $250,000 at June 30, 2009 and December 31, 2008.  The amounts held in these banks did not exceed the insured limit of $250,000 as of June 30, 2009 and December 31, 2008, respectively.  The terms of other deposits are on demand and are subject to guarantees in full by FDIC under the Transaction Account Guarantee Program.   We have not incurred losses related to these deposits.  In addition, on June 30, 2009 and December 31, 2008, we held an investment account of $482,044 and $1,662,973, respectively, with a financial institution other than a bank.  These funds are invested in money market funds.  We have not incurred losses related to these deposits.

Restricted cash

As of June 30, 2009 and December 31, 2008, we had restricted cash of $34,877.  This amount secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas as of both June 30, 2009 and December 31, 2008.  The restricted cash has been segregated into current and long-term classifications based on its anticipated liquidation.

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

The Company has losses carried forward for income tax purposes to June 30, 2009. There are no current or deferred tax expenses for the six month periods ended June 30, 2009 and 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. Accordingly, no benefit has been recognized on the net loss as the realization of the net operating loss carryforward cannot be assured.

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

At June 30, 2009, options and warrants to purchase 20,430,982 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.  Further, at June 30, 2009, 19,036,932 shares of common stock, convertible from Series B Convertible Preferred Stock and associated dividends, were not included in the computation of diluted earnings per share as there effect would be antidilutive.  Further, at June 30, 2009, 8,143,256 shares of common stock, convertible from Series C Convertible Preferred Stock and associated dividends, were not included in the computation of diluted earnings per share as their effect would be antidilutive.

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

SFAS No. 141(R) — In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS No. 141(R) on January 1, 2009 and it had no material impact on our consolidated financial statements.

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 will apply to fiscal years and interim periods beginning on or after December 15, 2008.  We adopted SFAS No. 160 on January 1, 2009 and it had no material impact on our consolidated financial statements.

SFAS No. 161 — In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  We adopted SFAS No. 161 on January 1, 2009 and it had no material impact on our consolidated financial statements.

SFAS No. 165 - We adopted SFAS No. 165, Subsequent Events for the Quarterly Report for the period ending June 30, 2009.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events, including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statement and disclosures regarding all subsequent events.  Adoption of SFAS 165 did not have a material affect on our condensed consolidated financial statements. We have updated subsequent events through August 14, 2009, which is the date of this filing.

Recently issued accounting pronouncements

In April 2009, the Company adopted several new pronouncements issued by the FASB related to fair value measurement, recording and disclosure. FASB Staff Position, or FSP, No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures relating to fair value of financial instruments for both interim and annual reporting periods. FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance on estimating the fair value of a financial instrument when the volume and level of activity for the asset or liability has significantly decreased in relation to normal market activity for the asset or liability. FSP No. 115-2 and FSP No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provide additional guidance for recording impairment losses on securities. All of these fair value measurement pronouncements were effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these pronouncements did not have a material impact on the Company’s condensed consolidated financial statements.

SFAS No. 167 — In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, for variable interest entities to determine whether a variable interest entity must be consolidated. SFAS No. 167 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The new standard will become effective for us on January 1, 2010. We are currently evaluating the impact of adopting SFAS No. 167 on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification, or Codification, will become the single official source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, with the exception of guidance issued by the SEC and its staff. The Codification did not change GAAP, but reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. SFAS No. 168 is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on our present condensed consolidated financial statements.

Note 4 -   Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities in The Woodlands, Texas under a third party non-cancelable operating lease through 2010. Future minimum lease commitments as of June 30, 2009 are as follows:

Year Ending December 31
2009	$103,270
2010	191,825
2011	—
2012	—
2013	—
Thereafter	—
Total	$295,095

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

The Consultant shall receive $10,000 per month payable monthly on the tenth (10th) day of each month, commencing on the tenth (10th) day of the month following the month in which the Commencement Date occurs and a three (3) year warrant (the “Warrant”) to purchase 300,000 shares of restricted Uni-Pixel, Inc. common stock at an exercise price of $1.10 per share, with a cashless exercise provision and no anti-dilution adjustment. The Warrant shall vest in twelve (12) monthly installments on the tenth (10th) day of each month, commencing in the First Payment Month. The initial payment shall be for 75,000 shares, with the remaining 225,000 shares equally divided into the remaining eleven (11) installments.  The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants of $86,803 and this amount was expensed over 12 months.

Common Stock

During the three months ended March 31, 2009 and the three months ended June 30, 2009, (1) we issued no shares of common stock for cash in connection with the exercise of stock options; (2) issued no shares of common stock in exchange for cashless exercise of warrants; (3) issued no shares of common stock in connection with the conversion of Series B Preferred Stock and accrued dividends; and (4) issued no shares of common stock in connection with the conversion of Series C Preferred Stock and accrued dividends.

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

Dividends shall accrue, whether or not declared and paid, on the Series B Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate.  These dividends are charged to additional paid-in capital.  Each share of Series B Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $3.75 for the Series B Preferred Shares, plus all accrued and unpaid Series B Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series B Preferred Stock conversion price of $0.75, which is subject to adjustment from time to time in accordance with the Certificate of Designations.  As of June 30, 2009, there were 3,200,000 shares of Series B Preferred Stock outstanding, with cumulative unpaid dividends of approximately $2,277,699 or 607,386 shares of Series B Preferred Stock.

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

Dividends shall accrue, whether or not declared and paid, on the Series C Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate. These dividends are charged to additional paid-in capital.  Each share of Series C Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $11.20 for the Series C Preferred Shares, plus all accrued and unpaid Series C Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series C Preferred Stock conversion price of $1.40, which is subject to adjustment from time to time in accordance with the Certificate of Designations.  As of June 30, 2009, there were 892,858 shares of Series C Preferred Stock outstanding, with cumulative unpaid dividends of approximately $1,400,549 or 125,049 shares of Series C Preferred Stock.

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

In the first and second quarter of 2009, we did not grant any options under the 2005 Stock Incentive Plan.

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

In the second quarter of 2009, we did not grant any options under the 2007 Stock Incentive Plan.

Other Stock Options

In the first and second quarter of 2009, we did not grant any other stock options.

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

Total compensation expense recognized for options was approximately $0.8 million and $0.6 million for the six months ended June 30, 2009 and June 30, 2008, respectively.  The Company has recorded approximately $0.3 million of stock compensation expense in selling, general and administrative expenses and approximately $0.5 million in research and development expense for the six months ended June 30, 2009 and approximately $0.4 million of stock compensation expense in selling, general and administrative expenses and approximately $0.2 million in research and development expense for the six months ended June 30, 2008.

A summary of the changes in the total stock options outstanding during the six months ended June 30, 2009 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2008	5,602,014	$1.56
Granted	575,000	1.45
Forfeited or expired	(112,500)	1.45
Exercised	—	—
Outstanding at June 30, 2009	6,064,514	$1.55
Vested and exercisable at June 30, 2009	4,782,300	$1.58

The fair value of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended June 30, 2009	Three Months ended June 30, 2008	Six Months ended June 30, 2009	Six Months ended June 30, 2008
Expected life (years)	5 years	5 years	5 years	5 years
Interest rate	1.85%	0.90 to 1.97%	1.85%	0.90 to 3.27%
Dividend yield	—	—	—	—
Volatility	135.15%	108.47%	135.15%	108.47%
Forfeiture rate	—	—	—	—

At June 30, 2009, there was $1.1 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.81 years.  There were 974,270 options that became vested during the six months ended June 30, 2009.

Note 6 — Notes Payable

Commencing in June 2009, the Company entered into subscription agreements (the “Subscription Agreements”) with accredited individual investors (each, an “Investor” and collectively, the “Investors”), pursuant to which the Company commenced a private placement (the “Private Placement”) of its 8% convertible promissory notes maturing on September 30, 2010. The Private Placement offering will be open to Investors until September 30, 2009.

On June 10, 2009 and June 30, 2009, the Company entered into a Subscription Agreement with various accredited individual investors (the “1st Closing Investors”) in a first closing of the Private Placement and issued convertible promissory notes in the original aggregate principal amount of $650,000 (the “1st Closing Notes”).  The convertible promissory notes mature on September 30, 2010. Investors purchased for $650,000 8% Convertible Debentures (the “Debenture”) in the aggregate principal amount of $650,000 together with warrants (the “Warrants”) to purchase an aggregate of 325,000 shares of Common Stock for $0.50 per share. The convertible notes are convertible by the holders at any time at a conversion price of $0.50 per share into the Company’s common stock.  The convertible notes are due and payable at maturity together with interest at the rate of 8% per annum. The Company expects to use the proceeds of the financing to finance on-going operations.

The values assigned to the warrants of the Debentures followed the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, FSP 00-19-02 and EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force.  The Debentures did not contain a beneficial conversion feature at the time of issuance.

Total funds received of $650,000 were allocated $20,001 to the Warrants and $629,999 to the Debenture. The relative fair value of the Warrants is $20,001 which was determined using the Black-Scholes option-pricing model.  The discount on the Debenture attributable to the Warrants of $20,001 is being amortized to interest expense over the term of the Debenture using the effective interest method.

At June 30, 2009, the unamortized discount on the Debenture is approximately $19,215. The following table reflects the convertible debt at June 30, 2009:

Convertible Debt	$650,000
Less: Current portion of debt discount	(19,215)

Value of debt at June 30, 2009	$630,785

The following table summarizes the charges to interest, amortization and other expense, net for the three months ended June 30, 2009:

Interest expense on debt	$2,678
Accretion of debt discount	$786

In consideration for services rendered as the placement agent in the Private Placement, the Company issued to Fordham Financial Management, Inc.(“Fordham”) ten-year warrants to purchase 195,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share (the “Fordham Warrants”), for the 1st Closing of the Private Placement. Fordham also received, in consideration for services rendered as placement agent cash commissions aggregating $65,000, which represents 10% of the aggregate gross proceeds of the 1st Closing. The Company utilized the Black-Scholes methodology in determining the fair market value of the Fordham Warrants, which is $74,674, and this amount is expensed over the expected life of the convertible notes.

Note 7 -   Fair Value Measurements

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

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets that have been measured at fair value as of June 30, 2009, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Quoted	Significant
	Fair Value	Prices in	Other
	at	Active	Observable
	June 30,	Markets	Inputs
Description	2009	(Level 1)	(Level 2)
Assets:
Cash and cash equivalents	$680,348	$680,348	$—

Assets measured at fair value at June 30, 2009	$680,348	$680,348	$—

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

RESULTS OF OPERATIONS

Comparison of the six months ending June 30, 2009 and 2008

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

Revenues were $0 for the six months ended June 30, 2009 and the six months ended June 30, 2008.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the six months ended June 30, 2009 and the six months ended June 30, 2008 was $0.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 22% or approximately $402,000, to $1,434,726 for the six months ended June 30, 2009 from $1,837,053 for the six months ended June 30, 2008.  The major components of the decrease are as follows:

a)  Salaries and benefits decreased by approximately $42,000 to $862,000 for the six months ended June 30, 2009 compared to $904,000 for the six months ended June 30, 2008 due to a decrease in salaries and an increase in stock compensation expense of approximately $15,000 to $364,000 for the six months ended June 30, 2009 compared to $349,000 for the six months ended June 30, 2008;

b) Contract labor decreased by approximately $8,000 to $0 for the six months ended June 30, 2009 compared to $8,000 for the six months ended June 30, 2008;

c) Legal expense decreased by approximately $124,000 to $81,000 for the six months ended June 30, 2009 compared to $205,000 for the six months ended June 30, 2008;

d) Accounting expense decreased by approximately $8,000 to $44,000 for the six months ended June 30, 2009 compared to $52,000 for the six months ended June 30, 2008;

e) Office expense decreased by approximately $36,000 to $8,000 for the six months ended June 30, 2009 compared to $44,000 for the six months ended June 30, 2008;

f) Travel expense decreased by approximately $21,000 to $9,000 for the six months ended June 30, 2009 compared to $30,000 for the six months ended June 30, 2008;

g) Depreciation and amortization expense increased by approximately $18,000 to $166,000 for the six months ended June 30, 2009 compared to $148,000 for the six months ended June 30, 2008.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $2,731,689 during the six months ended June 30, 2009 to $1,758,170 from $4,489,859 for the six months ended June 30, 2008. The major components of the decrease are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $33,000 to $1,373,000 for the six months ended June 30, 2009 compared to $1,340,000 for the six months ended June 30, 2008 due to a decrease in salaries and an increase in stock compensation expense of approximately $243,000 to $482,000 for the six months ended June 30, 2009 compared to $239,000 for the six months ended June 30, 2008;

b) Consulting expense attributable to research and development decreased by approximately $667,000 to $103,000 for the six months ended June 30, 2009 compared to $770,000 for the six months ended June 30, 2008;

c) Lab expense decreased by approximately $1,918,000 to $119,000 for the six months ended June 30, 2009 compared to $2,037,000 for the six months ended June 30, 2008 primarily due to decreased services related to prototype development; and

d) Travel expense attributable to research and development decreased by approximately $148,000 to $62,000 for the six months ended June 30, 2009 compared to $210,000 for the six months ended June 30, 2008.

OTHER INCOME (EXPENSE).

a) Debt issuance expense increased to an expense of $6,551 for the six months ended June 30, 2009 as compared to $0 during the six months ended June 30, 2008, due to the debt raised in June 2009.

b) Interest income (expense), net decreased to an income of $683 for the six months ended June 30, 2009 as compared to income of $142,939 for the six months ended June 30, 2008 primarily due to less cash on hand.

NET LOSS.   Net loss decreased to $3,198,764 for the six months ended June 30, 2009, as compared to $6,189,973 for the six months ended June 30, 2008. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the six months ended June 30, 2009 was $5,571,760 as compared to a net loss attributable to common stockholders of $8,561,789 for the six months ended June 30, 2008. The net loss attributable to common stockholders for the six months ended June 30, 2009 includes $2,372,996 of accrued but unpaid preferred stock dividends and amortization of preferred stock discount.  The net loss attributable to common stockholders for the six months ended June 30, 2008 includes $2,377,816 of accrued but unpaid preferred stock dividends.

Comparison of the three months ending June 30, 2009 and 2008

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

Revenues were $0 for the three months ended June 30, 2009 and the three months ended June 30, 2008.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the three months ended June 30, 2009 and the three months ended June 30, 2008 was $0.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 38% or approximately $378,000, to $621,956 for the three months ended June 30, 2009 from $1,000,209 for the three months ended June 30, 2008.  The major components of the decrease are as follows:

a)  Salaries and benefits decreased by approximately $119,000 to $375,000 for the three months ended June 30, 2009 compared to $494,000 for the three months ended June 30, 2008 due to a decrease in salaries an increase in stock compensation expense of approximately $15,000 to $126,000 for the three months ended June 30, 2009 compared to $111,000 for the three months ended June 30, 2008;

b) Contract labor decreased by approximately $5,000 to $0 for the three months ended June 30, 2009 compared to $5,000 for the three months ended June 30, 2008;

c) Legal expense decreased by approximately $96,000 to $43,000 for the three months ended June 30, 2009 compared to $139,000 for the three months ended June 30, 2008;

d) Accounting expense decreased by approximately $2,000 to $18,000 for the three months ended June 30, 2009 compared to $20,000 for the three months ended June 30, 2008;

e) Office expense decreased by approximately $15,000 to $5,000 for the three months ended June 30, 2009 compared to $20,000 for the three months ended June 30, 2008;

f) Travel expense decreased by approximately $12,000 to $4,000 for the three months ended June 30, 2009 compared to $16,000 for the three months ended June 30, 2008;

g) Depreciation and amortization expense increased by approximately $5,000 to $83,000 for the three months ended June 30, 2009 compared to $78,000 for the three months ended June 30, 2008.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $1,474,000 during the three months ended June 30, 2009 to $747,824 from $2,221,722 for the three months ended June 30, 2008. The major components of the decrease are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $207,000 to $524,000 for the three months ended June 30, 2009 compared to $731,000 for the three months ended June 30, 2008 due to a decrease in salaries and a decrease in stock compensation expense of approximately $27,000 to $84,000 for the three months ended June 30, 2009 compared to $111,000 for the three months ended June 30, 2008;

b) Consulting expense attributable to research and development decreased by approximately $196,000 to $67,000 for the three months ended June 30, 2009 compared to $263,000 for the three months ended June 30, 2008;

c) Lab expense decreased by approximately $985,000 to $66,000 for the three months ended June 30, 2009 compared to $1,051,000 for the three months ended June 30, 2008 primarily due to decreased services related to prototype development; and

d) Travel expense attributable to research and development decreased by approximately $71,000 to $36,000 for the three months ended June 30, 2009 compared to $107,000 for the three months ended June 30, 2008.

OTHER INCOME (EXPENSE).

a) Debt issuance expense increased to an expense of $6,551 for the three months ended June 30, 2009 as compared to $0 during the three months ended June 30, 2008, due to the debt raised in June 2009.

b) Interest income (expense), net decreased to an expense of $2,847 for the three months ended June 30, 2009 as compared to income of $46,219 for the three months ended June 30, 2008 primarily due to less cash on hand.

NET LOSS.   Net loss decreased to $1,379,178 for the three months ended June 30, 2009, as compared to $3,175,712 for the three months ended June 30, 2008. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the three months ended June 30, 2009 was $2,570,498 as compared to a net loss attributable to common stockholders of $4,367,031 for the three months ended June 30, 2008. The net loss attributable to common stockholders for the three months ended June 30, 2009 includes $1,191,320 of accrued but unpaid preferred stock dividends and amortization of preferred stock discount.  The net loss attributable to common stockholders for the three months ended June 30, 2008 includes $1,191,319 of accrued but unpaid preferred stock dividends.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the six months ended June 30, 2009 decreased to $2,005,199 as compared to $5,185,637 used for the six months ended June 30, 2008. This is primarily attributable to a decrease in research and development expense for the six months ended June 30, 2009.

Investing Activities

Cash used for investing activities during the six months ended June 30, 2009 amounted to $0, as compared to $440,903 used for investing activities for the six months ended June 30, 2008. This is primarily attributable to the acquisition of approximately $244,000 of property and equipment during the six months ended June 30, 2008.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements of common stock, convertible investor notes, Series A Convertible Preferred Stock offering which we closed in December 2004 and January 2005 and Series B Convertible Preferred Stock offering which we closed in February 2007 and Series C Convertible Preferred Stock offering we closed in September 2007. During the six months ended June 30, 2009, the total net cash provided by financing activities was $650,000, all from proceeds from convertible notes.  During the six months ended June 30, 2008, the total net cash provided by financing activities was $0.

Working Capital

As of June 30, 2009, we had a cash balance of $0.7 million. In the 4th quarter of 2008, the Company’s management began to reduce operating expenses and delay planned expenditures to preserve the Company’s working capital.  We project that current cash reserves will sustain our operations at least through August 31, 2009, and we are not aware of any trends or potential events that are likely to impact our short term liquidity through this term.

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

We are a development stage company and have not experienced significant operations since our formation. We reached a positive working capital position as of the first quarter of 2005 as a result of our financing activities. We have incurred significant operating losses during the years ended December 31, 2002, 2003, 2004, 2005, 2006, 2007 and 2008 and the six months ended June 30, 2009. We intend to utilize a proprietary methodology for development of our displays. Our principal activities, from the beginning of the development stage, have been organizational matters, capital raising activities including issuance of stock, product research and development, fund raising, and market research.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2009, management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management concluded that, as of June 30, 2009, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

UNI-PIXEL, INC.

August 14, 2009	By:	/s/ James A. Tassone
Date		James A. Tassone, Chief Financial Officer