Form 10-Q
period 2009-09-30
Uni-Pixel
filed 2009-11-12
CIK 1171012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 11, 2009, the issuer had 52,100,535 shares of issued and outstanding common stock, par value $0.001 per share.

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

Consolidated Balance Sheets September 30, 2009 (unaudited) and December 31, 2008

Consolidated Statements of Operations
Nine months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited) and cumulative period from inception (February 17, 1998) to September 30, 2009 (unaudited)

Three months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited)

Consolidated Statements of Shareholders’ Equity (Deficit) From inception (February 17, 1998) to September 30, 2009 (unaudited)

Consolidated Statements of Cash Flows
Nine months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited) and cumulative period from inception (February 17, 1998) to September 30, 2009 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 6.	Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$879,746	$2,035,547
Deferred loan costs	395,277	—
Prepaid expenses	3,400	3,400

Total current assets	1,278,423	2,038,947

Property and equipment, net of accumulated depreciation of $1,250,178 and $1,013,967, at September 30, 2009 and December 31, 2008, respectively	355,845	592,056
Restricted cash, less current portion	34,877	34,877
Intangible assets, net of accumulated amortization of $57,389 and $44,637, at September 30, 2009 and December 31, 2008, respectively	172,500	185,252

Total assets	$1,841,645	$2,851,132

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$967,777	$731,022
Accrued expenses	641,151	383,039
Deferred revenue	33,333	33,333
Current portion of convertible note payable, net of unamortized discounts of $14,411 and $0 at September 30, 2009 and December 31, 2008, respectively	635,589	—
Interest payable	15,678	—

Total current liabilities	2,293,528	1,147,394

Long term portion of convertible note payable, net of unamortized discounts of $32,752 and $0 at September 30, 2009 and December 31, 2008, respectively	1,242,248	—
Interest payable	4,117	—

Total liabilities	3,539,893	1,147,394

Commitments and contingencies (Note 4)	—	—

Redeemable convertible Series B Preferred stock, $0.001 par value; $3.75 per share liquidation preference; 3,200,000 shares authorized, issued and outstanding at September 30, 2009 and December 31, 2008, less unamortized discount of $3,529,822 and $4,644,502 at September 30, 2009 and December 31, 2008, respectively	10,989,849	9,159,771

Redeemable convertible Series C Preferred stock, $0.001 par value; $11.20 per share liquidation preference; 892,858 shares authorized, issued and outstanding at September 30, 2009 and December 31, 2008, less unamortized discount of $4,571,573 and $5,714,466 at September 30, 2009 and December 31, 2008, respectively	6,949,959	5,210,901

Shareholders’ deficit
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2009 and December 31, 2008, 22,897,418 shares issued and outstanding at September 30, 2009 and December 31, 2008	22,897	22,897
Additional paid-in capital	28,523,375	30,785,560
Accumulated deficit during development stage	(48,184,328)	(43,475,391)

Total shareholders’ deficit	(19,638,056)	(12,666,934)

Total liabilities and shareholders’ deficit	$1,841,645	$2,851,132

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Nine Months Ended September 30,		Cumulative Period from February 17, 1998 (date of inception) to September 30,
	2009	2008	2009

Revenues
Development contract revenue	$—	$—	$1,158,201

Total revenues	—	—	1,158,201

Cost of revenues	—	—	456,648

Gross margin	—	—	701,553

Selling, general and administrative expenses	2,179,777	2,720,922	21,821,746
Research and development	2,452,030	6,384,914	24,219,908

Operating loss	(4,631,807)	(9,105,836)	(45,340,101)

Other income (expense)
Net decrease in fair value of derivative liability	—	—	845,079
Other income	—	—	886,886
Debt issuance expense	(54,951)	—	(699,297)
Interest income (expense), net	(22,179)	169,285	(2,110,169)

Net loss	$(4,708,937)	$(8,936,551)	$(46,417,602)

Preferred stock dividends and amortization of discount	(3,569,136)	(3,573,957)	(12,838,816)
Net loss attributable to common shareholders	$(8,278,073)	$(12,510,508)	$(59,256,418)

Per share information
Net loss — basic and diluted	$(0.21)	$(0.39)	$(4.46)
Preferred stock dividends	(0.15)	(0.16)	(1.24)
Net loss attributable to common shareholders — basic and diluted	$(0.36)	$(0.55)	$(5.70)

Weighted average number of basic and diluted common shares outstanding	22,897,418	22,897,418	10,398,854

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2009	2008

Revenues
Development contract revenue	$—	$—

Total revenues	—	—

Cost of revenues	—	—

Gross margin	—	—

Selling, general and administrative expenses	745,051	883,869
Research and development	693,860	1,895,055

Operating loss	(1,438,911)	(2,778,924)

Other income (expense)
Debt issuance expense	(48,400)	—
Interest income (expense), net	(22,862)	26,346

Net loss	$(1,510,173)	$(2,752,578)

Preferred stock dividends and amortization of discount	(1,196,140)	(1,196,141)
Net loss attributable to common shareholders	$(2,706,313)	$(3,948,719)

Per share information
Net loss — basic and diluted	$(0.07)	$(0.12)
Preferred stock dividends	(0.05)	(0.05)
Net loss attributable to common shareholders — basic and diluted	$(0.12)	$(0.17)

Weighted average number of basic and diluted common shares outstanding	22,897,418	22,897,418

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Series A Preferred Stock						Accumulated Deficit	Total
	Number		Common Stock		Additional	Deferred	During	Shareholders’
	of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Stock-Based Compensation	Development Stage	Equity (Deficit)
Founder shares issued at inception at February 17, 1998	—	$—	4,500,000	$4,500	$(500)	$—	$—	$4,000
Stock issued during 1999 (prices ranging from $0.50 - $0.62 per share)	—	—	180,000	180	183,820	—	—	184,000
Stock issued during 2000 (prices ranging from $11.34 - $17.00 per share)	—	—	63,750	64	956,186	—	—	956,250
Stock issued during 2001 (prices ranging from $10.00 - $17.00 per share)	—	—	28,176	28	404,227	—	—	404,255
Stock issued during 2002 (prices ranging from $2.00 - $10.00 per share)	—	—	157,327	157	353,783	—	—	353,940
Deferral of stock-based compensation	—	—	—	—	1,100,000	(1,100,000)	—	—
Amortization of stock-based compensation	—	—	—	—	—	206,250	—	206,250
Net loss	—	—	—	—	—	—	(3,968,540)	(3,968,540)
Balance, December 31, 2002	—	$—	4,929,253	$4,929	$2,997,516	$(893,750)	$(3,968,540)	$(1,859,845)
Stock issued during 2003 (prices ranging from $1.00 - $2.00 per share)	—	—	210,827	211	263,943	—	—	264,154
Amortization of stock-based compensation	—	—	—	—	—	275,000	—	275,000
Warrants issued	—	—	—	—	500,000	—	—	500,000
Net loss	—	—	—	—	—	—	(2,492,123)	(2,492,123)
Balance, December 31, 2003	—	$—	5,140,080	$5,140	$3,761,459	$(618,750)	$(6,460,663)	$(3,312,814)
Issuance of common stock for services	—	—	738,309	738	316,975	—	—	317,713
Conversion of note payable for common stock	—	—	51,008	51	95,052	—	—	95,103
Exercise of stock options	—	—	1,490,000	1,490	28,310	—	—	29,800
Exercise of warrants	—	—	512,500	513	34,487	—	—	35,000
Amortization of stock-based compensation	—	—	—	—	—	618,750	—	618,750
Conversion of bridge loans	256,643	257	850,625	851	1,834,242	—	—	1,835,350
Issuance of preferred stock	2,565,000	2,565	—	—	7,646,765	—	—	7,649,330
Issuance of common stock for net assets of REFL	—	—	1,100,808	1,101	(1,101)	—	—	—
Issuance of common stock for net assets of Gemini	—	—	2,917,250	2,917	26,255	—	—	29,172
Net loss	—	—	—	—	—	—	(2,315,332)	(2,315,332)
Balance, December 31, 2004	2,821,643	$2,822	12,800,580	$12,801	$13,742,444	$—	$(8,775,995)	$4,982,072
Issuance of preferred stock	930,000	930	—	—	2,798,370	—	—	2,799,300
Conversion of preferred stock into common stock and payment of preferred stock dividend	(1,222,499)	(1,223)	2,594,477	2,594	260,296	—	(261,667)	—
Issuance of preferred stock for dividends	156,507	157	—	—	547,618	—	(547,775)	—
Net loss	—	—	—	—	—	—	(4,966,790)	(4,966,790)
Balance, December 31, 2005	2,685,651	$2,686	15,395,057	$15,395	$17,348,728	$—	$(14,552,227)	$2,814,582
Conversion of preferred stock into common stock and payment of preferred stock dividend	(450,317)	(451)	916,916	917	28,039	—	(28,505)	—
Stock compensation expense	—	—	—	—	914,755	—	—	914,755
Issuance of warrants to placement agent	—	—	—	—	37,596	—	—	37,596
Issuance of preferred stock for dividends	134,117	134	—	—	469,289	—	(469,423)	—
Net loss	—	—	—	—	—	—	(6,485,618)	(6,485,618)
Balance, December 31, 2006	2,369,451	$2,369	16,311,973	$16,312	$18,798,407	$—	$(21,535,773)	$(2,718,685)
Conversion of preferred stock into common stock and payment of preferred stock dividend	(2,369,451)	(2,369)	6,545,445	6,545	455,180	—	(459,356)	—
Stock compensation expense	—	—	—	—	2,029,326	—	—	2,029,326
Issuance of warrants to consultants	—	—	—	—	297,891	—	—	297,891
Issuance of warrants to Series B Preferred Stock Investors	—	—	—	—	3,715,602	—	—	3,715,602
Intrinsic value of beneficial conversion option on Series B Preferred Stock	—	—	—	—	3,715,602	—	—	3,715,602
Issuance of common stock for services	—	—	40,000	40	52,360	—	—	52,400
Issuance of warrants to Series C Preferred Stock Investors	—	—	—	—	3,809,644	—	—	3,809,644
Intrinsic value of beneficial conversion option on Series C Preferred Stock	—	—	—	—	3,809,644	—	—	3,809,644
Amortization of discount of Series B Preferred Stock	—	—	—	—	(1,300,460)	—	—	(1,300,460)
Amortization of discount of Series C Preferred Stock	—	—	—	—	(380,964)	—	—	(380,964)
Series B Preferred Stock dividends	—	—	—	—	(844,274)	—	—	(844,274)
Series C Preferred Stock dividends	—	—	—	—	(206,028)	—	—	(206,028)
Reclassification of derivative liabilities to equity	—	—	—	—	560,368	—	—	560,368
Net loss	—	—	—	—	—	—	(10,895,846)	(10,895,846)
Balance, December 31, 2007	—	$—	22,897,418	$22,897	$34,512,298	$—	$(32,890,975)	$1,644,220
Stock compensation expense	—	—	—	—	1,037,441	—	—	1,037,441
Issuance of warrants to consultants	—	—	—	—	5,919	—	—	5,919
Amortization of discount of Series B Preferred Stock	—	—	—	—	(1,486,240)	—	—	(1,486,240)
Amortization of discount of Series C Preferred Stock	—	—	—	—	(1,523,858)	—	—	(1,523,858)
Series B Preferred Stock dividends	—	—	—	—	(960,000)	—	—	(960,000)
Series C Preferred Stock dividends	—	—	—	—	(800,000)	—	—	(800,000)
Net loss	—	—	—	—	—	—	(10,584,416)	(10,584,416)
Balance, December 31, 2008	—	$—	22,897,418	$22,897	$30,785,560	$—	$(43,475,391)	$(12,666,934)
Stock compensation expense	—	—	—	—	1,043,328	—	—	1,043,328
Issuance of warrants to convertible note investors	—	—	—	—	53,825	—	—	53,825
Issuance of warrants to placement agent	—	—	—	—	209,798	—	—	209,798
Amortization of discount of Series B Preferred Stock	—	—	—	—	(1,114,681)	—	—	(1,114,681)
Amortization of discount of Series C Preferred Stock	—	—	—	—	(1,142,893)	—	—	(1,142,893)
Series B Preferred Stock dividends	—	—	—	—	(715,397)	—	—	(715,397)
Series C Preferred Stock dividends	—	—	—	—	(596,165)	—	—	(596,165)
Net loss	—	—	—	—	—	—	(4,708,937)	(4,708,937)
Balance, September 30, 2009	—	$—	22,897,418	$22,897	$28,523,375	$—	$(48,184,328)	$(19,638,056)

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,		Cumulative Period from February 18, 1998 (date of inception) to September 30,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(4,708,937)	$(8,936,551)	$(46,417,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest forgiven	—	—	(91,421)
Employee compensation notes payable forgiven	—	—	(795,465)
Depreciation and amortization	248,964	220,145	1,350,387
Stock issued for services	—	—	512,462
Stock compensation expense	1,043,328	817,337	5,024,850
Non-cash compensation expense	—	—	1,100,000
Amortization of deferred loan costs	54,951	—	699,297
Amortization of discounts on notes payable	6,661	—	1,487,109
Net decrease in fair value of derivatives	—	—	(845,077)
Issuance of warrants to consultants	—	5,919	303,810
Change in operating assets and liabilities:
Increase in cash restricted for note payable and lease obligations	—	—	(34,877)
Decrease (increase) in prepaid expenses and other current assets	—	1,900	(147,745)
Increase in accounts payable	236,755	387,394	967,772
Increase in accrued interest payable	19,795	—	200,738
Increase (decrease) in accrued expenses and other liabilities	258,112	(88,324)	1,436,616
Increase in deferred revenue	—	—	33,333
Net cash used in operating activities	(2,840,371)	(7,592,180)	(35,215,813)

Cash flows from investing activities
Purchase of property and equipment	—	(254,978)	(1,654,352)
Proceeds from the sale of property and equipment	—	—	27,792
Purchases of patents, trademarks and organization costs	—	(196,588)	(264,336)
Net cash used in investing activities	—	(451,566)	(1,890,896)

Cash flows from financing activities
Proceeds from notes payable to related party	—	—	115,103
Payments on notes payable to related party	—	—	(164,328)
Proceeds from convertible notes payable	1,925,000	—	5,315,000
Payments on convertible notes payable	—	—	(1,470,672)
Net repayments from notes payable	—	—	(62,833)
Issuance of warrants to placement agent	—	—	37,596
Payment of deferred loan costs	(240,430)	—	(240,430)
Proceeds from the issuance of preferred stock, net	—	—	32,367,969
Proceeds from the issuance of common stock, net	—	—	2,089,050
Net cash provided by financing activities	1,684,570	—	37,986,455

Net increase (decrease) in cash and cash equivalents	(1,155,801)	(8,043,746)	879,746
Cash and cash equivalents, beginning of period	2,035,547	11,697,425	—
Cash and cash equivalents, end of period	$879,746	$3,653,679	$879,746

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$960,727
Cash paid for income taxes	$—	$—	$—
Interest capitalized into notes payable	$—	$—	$8,250
Debt issuance cost for warrant issued	$—	$—	$500,000
Preferred stock dividend and amortization of discount	$3,569,136	$3,573,957	$12,838,816
Conversion of notes payable for preferred stock	$—	$—	$898,250
Conversion of notes payable for common stock	$—	$—	$980,103
Stock issued for services	$—	$—	$1,612,462
Stock issued for interest	$—	$—	$81,272
Reclassification of derivatives to equity	$—	$—	$560,368
Intrinsic value of beneficial conversion options on Preferred Stock	$—	$—	$7,525,246
Issuance of warrants to Preferred Stock investors	$—	$—	$7,525,246
Issuance of warrants to convertible note investors	$53,825	$—	$53,825
Issuance of warrants to Placement Agent	$209,798	$—	$209,798

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

Uni-Pixel is a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. Our work developing TMOS has led to advances in the thin film arena that have other marketable applications.  We intend to explore the business potential within these applications and pursue those thin film markets that offer profitable opportunities either through licensing or direct production and sales.  As of September 30, 2009, we had accumulated a total deficit of $48.2 million from operations in pursuit of these objectives.

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

Our strategy is to further develop our proprietary TMOS technology to the point of being able to transition the technology to manufacturing partners.  We have and will continue to utilize contract manufacturing for prototype fabrication to augment our internal capabilities in the short term.  We also plan to be a supplier of our key thin film component and to enter into joint ventures in certain vertical market segments to exploit the existing manufacturing and distribution channels of our targeted partners.  We plan to license our technology to display manufacturers and supporting partner companies for use in applications such as mobile phones, digital cameras, laptop computers, and other consumer electronic devices. Through our internal research and development efforts we have established a portfolio of TMOS-related patents and patent applications and other intellectual property rights that support these joint venture and licensing strategies.  We currently have 39 issued patents, 1 allowed patents, and 81 pending patent applications filed in key venues worldwide including regionally in Europe, Asia Pacific, South America and North America. We also contemplate obtaining exclusive field-of-use licenses (which would include the right to sublicense) to complementary technologies from targeted strategic partners and U.S. national laboratories.

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

As of September 30, 2009, we had cash and cash equivalents of $0.9 million.  We believe that our existing capital resources are adequate to finance our operations until December 15, 2009.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional debt and equity to meet our business objectives.

Corporate History

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

Basis of Presentation

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

Note 2 - Going Concern

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  However, Uni-Pixel has sustained losses and negative cash flows from operations since its inception. As shown in the accompanying consolidated financial statements, Uni-Pixel incurred recurring net losses of $4.7 million and $8.9 million for the nine months ended September 30, 2009 and 2008, respectively, has negative working capital of $1.0 million and has an accumulated deficit of $48.2 million as of September 30, 2009.  The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations.  Starting in the fourth quarter of 2008, the Company’s management began to reduce operating expenses and delay planned expenditures to maximize cash available for working capital needs.

In the second quarter of 2009, the Company raised a total of $650,000 in convertible notes.  In the third quarter of 2009, the Company raised a total of $1,275,000 in convertible notes.   In 2007, the Company had raised an aggregate of $22 million in a private placement of its Series B and Series C Preferred Stock (See Note 5).  Management believes that it has sufficient cash to enable the Company to continue operations until December 15, 2009.

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

The conditions described above create substantial doubt as to Uni-Pixel’s ability to continue as a going concern.  The September 30, 2009 condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the technology industry.  There have been no significant changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2009 compared to what was previously disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2008. The consolidated financial information as of December 31, 2008 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2008.

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

Statement of cash flows

For purposes of the statements of cash flows, we consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks.  The amounts held in interest bearing accounts periodically exceed the insured limit of $250,000 at September 30, 2009 and December 31, 2008.  The amounts held in these banks did not exceed the insured limit of $250,000 as of September 30, 2009 and December 31, 2008, respectively.  The terms of other deposits are on demand and are subject to guarantees in full by FDIC under the Transaction Account Guarantee Program.  We have not incurred losses related to these deposits.  In addition, on September 30, 2009 and December 31, 2008, we held an investment account of $726,619 and $1,662,973, respectively, with a financial institution other than a bank.  These funds are invested in money market funds.  We have not incurred losses related to these deposits.

Restricted cash

As of September 30, 2009 and December 31, 2008, we had restricted cash of $34,877.  This amount secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas as of both September 30, 2009 and December 31, 2008.  The restricted cash has been segregated into current and long-term classifications based on its anticipated liquidation.

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

The Company has losses carried forward for income tax purposes to September 30, 2009. There are no current or deferred tax expenses for the nine month periods ended September 30, 2009 and 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. Accordingly, no benefit has been recognized on the net loss as the realization of the net operating loss carryforward cannot be assured.

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

At September 30, 2009, options and warrants to purchase 21,298,698 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.  Further, at September 30, 2009, 19,359,562 shares of common stock, convertible from Series B Convertible Preferred Stock and associated dividends, were not included in the computation of diluted earnings per share as their effect would be antidilutive.  Further, at September 30, 2009, 8,287,288 shares of common stock, convertible from Series C Convertible Preferred Stock and associated dividends, were not included in the computation of diluted earnings per share as their effect would be antidilutive.

Fair value of financial instruments

Our financial instruments consist of accounts receivable, accounts payable, notes payable and derivative liabilities. We believe the fair values of our accounts receivable, accounts payable and notes payable reflect their respective carrying amounts. The fair value of derivative liabilities, due to certain embedded features (conversion option) and free standing derivatives (warrants) is calculated using the Black-Scholes valuation model.

Recently issued accounting pronouncements

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820-10-65-4, Transition Related to FASB Staff Position FAS 157-4), provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of this FSP are effective for the Company’s interim period ending on June 30, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the Company’s statement of operations and balance sheet.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 825-10-65-1, Transition Related to FSP FAS 107-1 and APB 28-1), requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of this FSP are effective for the Company’s interim period ending on June 30, 2009 and only amends the disclosure requirements about fair value of financial instruments in interim periods. The Company adopted this FSP during the second quarter of 2009. See Note 9 for additional information.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10-65-1, Transition Related to FSP FAS 115-2 and FAS 124-2), amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of this FSP are effective for the Company’s interim period ending on June 30, 2009.

The Company adopted these FSPs effective April 1, 2009. The adoption of these FSPs did not have a material impact on the Company’s statement of operations and balance sheet.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, (ASC 805, Business Combinations) “ASC 805”, which replaces SFAS No. 141. ASC 805 establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. ASC 805 expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under ASC 805 the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. ASC 805 requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under ASC 805, acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 805 on January 1, 2009, had no effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and an amendment of FASB Statement No. 133 (ASC 815-10-65-1, Transition and Effective Date Related to FASB Statement No. 161) “ASC 815”. ASC 815 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. ASC 815 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments are related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, ASC 815 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 on January 1, 2009, had no effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855, Subsequent Events) “ASC 855”. ACS 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted ASC 855 in the second quarter of 2009. The adoption did not materially impact the Company. We considered all subsequent events through November 11, 2009, the date the financial statements were available to be issued.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (ASC 860, Transfers and Servicing) “ASC 860”, which is a revision to SFAS No. 140. ASC 860 requires more information about transfers of financial assets, including securitization transactions and a company’s continuing exposure to the risks related to the transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASC 860 is effective for first annual reporting period beginning after November 15, 2009. The Company is evaluating ASC 860 but does not expect that it will have any significant impact on its consolidated financial statements.

In June 2009, FASB issued SFAS No.168, FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (ASC 105, Generally Accepted Accounting Principles) “ASC 105”, which states that the FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The codification is effective for these third quarter financial statements and the principal impact is limited to disclosures as all future references to authoritative literature will be reference in accordance with the codification.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.

In September 2009, the FASB issued additional guidance on measuring the fair value of liabilities effective for the first reporting period (including interim periods) beginning after issuance. Implementation will not have a material impact on our consolidated financial position and results of operations.

In September 2009, the FASB issued additional guidance on measuring fair value of certain alternative investments effective for the first reporting period (including interim periods) ending after December 15, 2009. Implementation will not have a material impact on our consolidated financial position and results of operations.

The implementation of the fair value guidance for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on our consolidated financial position and results of operations.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact (if any) on its consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 4 - Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities in The Woodlands, Texas under a third party non-cancelable operating lease through 2010. Future minimum lease commitments as of September 30, 2009 are as follows:

Year Ending December 31
2009	$51,771
2010	191,825
2011	—
2012	—
2013	—
Thereafter	—
Total	$243,596

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

Common Stock

During the nine months ended September 30, 2009 (1) we issued no shares of common stock for cash in connection with the exercise of stock options; (2) issued no shares of common stock in exchange for cashless exercise of warrants; (3) issued no shares of common stock in connection with the conversion of Series B Preferred Stock and accrued dividends; and (4) issued no shares of common stock in connection with the conversion of Series C Preferred Stock and accrued dividends.

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

Dividends shall accrue, whether or not declared and paid, on the Series B Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate.  These dividends are charged to additional paid-in capital.  Each share of Series B Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $3.75 for the Series B Preferred Shares, plus all accrued and unpaid Series

B Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series B Preferred Stock conversion price of $0.75, which is subject to adjustment from time to time in accordance with the Certificate of Designations.  As of September 30, 2009, there were 3,200,000 shares of Series B Preferred Stock outstanding, with cumulative unpaid dividends of approximately $2,519,671 or 671,912 shares of Series B Preferred Stock.

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

Dividends shall accrue, whether or not declared and paid, on the Series C Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate. These dividends are charged to additional paid-in capital.  Each share of Series C Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $11.20 for the Series C Preferred Shares, plus all accrued and unpaid Series C Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series C Preferred Stock conversion price of $1.40, which is subject to adjustment from time to time in accordance with the Certificate of Designations.  As of September 30, 2009, there were 892,858 shares of Series C Preferred Stock outstanding, with cumulative unpaid dividends of approximately $1,602,193 or 143,053 shares of Series C Preferred Stock.

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

In the first, second and third quarter of 2009, we did not grant any options under the 2005 Stock Incentive Plan.

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

In the second quarter of 2009, we did not grant any options under the 2007 Stock Incentive Plan.  In the second quarter of 2009, 29,861 options to purchase our common stock with an exercise price of $1.45 per share were retired.

In the third quarter of 2009, we did not grant any options under the 2007 Stock Incentive Plan.  In the third quarter of 2009, 152,284 options to purchase our common stock with an exercise price of $1.45 per share were retired.

Other Stock Options

In the first, second and third quarter of 2009, we did not grant any other stock options.

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards:

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

Total compensation expense recognized for options was approximately $1.0 million and $0.8 million for the nine months ended September 30, 2009 and September 30, 2008, respectively.  The Company has recorded approximately $0.5 million of stock compensation expense in selling, general and administrative expenses and approximately $0.5 million in research and development expense for the nine months ended September 30, 2009 and approximately $0.5 million of stock compensation expense in selling, general and administrative expenses and approximately $0.3 million in research and development expense for the nine months ended September 30, 2008.

A summary of the changes in the total stock options outstanding during the nine months ended September 30, 2009 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2008	5,602,014	$1.56
Granted	575,000	1.45
Forfeited or expired	(264,784)	1.45
Exercised	—	—
Outstanding at September 30, 2009	5,912,230	$1.55
Vested and exercisable at September 30, 2009	4,968,983	$1.57

The fair value of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended September 30, 2009	Three Months ended September 30, 2008	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008
Expected life (years)	5 years	5 years	5 years	5 years
Interest rate	1.85%	0.90 to 1.92%	1.85%	0.90 to 3.27%
Dividend yield	—	—	—	—
Volatility	135.15%	108.47%	135.15%	108.47%
Forfeiture rate	—	—	—	—

At September 30, 2009, there was $0.8 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.69 years.  There were 1,160,953 options that became vested during the nine months ended September 30, 2009.

Note 6 — Notes Payable

Commencing in June 2009, the Company entered into subscription agreements (the “Subscription Agreements”) with accredited individual investors (each, an “Investor” and collectively, the “Investors”), pursuant to which the Company commenced a private placement (the “Private Placement”) of its 8% convertible promissory notes maturing on July 9, 2010. The Private Placement offering was closed effective July 9, 2009.

On June 10, 2009 and June 30, 2009, the Company entered into a Subscription Agreement with various accredited individual investors (the “1st Closing Investors”) in a first closing of the Private Placement and issued convertible promissory notes in the original aggregate principal amount of $650,000 (the “1st Closing Notes”).  The convertible promissory notes mature on July 9, 2010. Investors purchased for $650,000 8% Convertible Debentures (the “Debenture”) in the aggregate principal amount of $650,000 together with warrants (the “Warrants”) to purchase an aggregate of 325,000 shares of Common Stock for $0.50 per share. The convertible notes are convertible by the holders at any time at a conversion price of $0.50 per share into the Company’s common stock.  The convertible notes are due and payable at maturity together with interest at the rate of 8% per annum. The Company expects to use the proceeds of the financing to finance on-going operations.

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

At September 30, 2009, the unamortized discount on the Debenture is approximately $14,411. The following table reflects the convertible debt at September 30, 2009:

Convertible Debt	$650,000
Less: Current portion of debt discount	(14,411)

Value of debt at September 30, 2009	$635,589

The following table summarizes the charges to interest, amortization and other expense, net for the nine months ended September 30, 2009:

Interest expense on debt	$15,678
Accretion of debt discount	$5,590

In consideration for services rendered as the placement agent in the Private Placement, the Company issued to Fordham Financial Management, Inc. (“Fordham”) ten-year warrants to purchase 195,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share (the “Fordham Warrants”), for the 1st Closing of the Private Placement. Fordham also received, in consideration for services rendered as placement agent cash commissions aggregating $65,000, which represents 10% of the aggregate gross proceeds of the 1st Closing. The Company utilized the Black-Scholes methodology in determining the fair market value of the Fordham Warrants, which is $74,674, and this amount is expensed over the expected life of the convertible notes as additional interest expense.  The Company also paid $25,000 in other issuance costs. The placement agent cash commission, other issuance costs and Fordham warrants are recorded as deferred loan costs in the accompanying balance sheet..

Commencing in August 2009, the Company entered into subscription agreements (the “Subscription Agreements”) with accredited individual investors (each, an “Investor” and collectively, the “Investors”), pursuant to which the Company commenced a private placement (the “Private Placement”) of its 8% convertible promissory notes maturing on October 22, 2010. The Private Placement offering was closed effective October 22, 2009.

On August 31, 2009 and September 30, 2009, the Company entered into a Subscription Agreement with various accredited individual investors (the “2nd Closing Investors”) in a first closing of the Private Placement and issued convertible promissory notes in the original aggregate principal amount of $1,275,000 (the “2nd Closing Notes”).  The convertible promissory notes mature on October 22, 2010. Investors purchased for $1,275,000 8% Convertible Debentures (the “Debenture”) in the aggregate principal amount of $1,275,000 together with warrants (the “Warrants”) to purchase an aggregate of 637,500 shares of Common Stock for $0.50 per share. The convertible notes are convertible by the holders at any time at a conversion price of $0.50 per share into the Company’s common stock.  The convertible notes are due and payable at maturity together with interest at the rate of 8% per annum. The Company expects to use the proceeds of the financing to finance on-going operations.

The Debentures did not contain a beneficial conversion feature at the time of issuance.

Total funds received of $1,275,000 were allocated $33,824 to the Warrants and $1,241,176 to the Debenture. The relative fair value of the Warrants is $33,824 which was determined using the Black-Scholes option-pricing model.  The discount on the Debenture attributable to the Warrants of $33,824 is being amortized to interest expense over the term of the Debenture using the effective interest method.

At September 30, 2009, the unamortized discount on the Debenture is approximately $32,752. The following table reflects the convertible debt at September 30, 2009:

Convertible Debt	$1,275,000
Less: Current portion of debt discount	(32,752)

Value of debt at September 30, 2009	$1,242,248

The following table summarizes the charges to interest, amortization and other expense, net for the nine months ended September 30, 2009:

Interest expense on debt	$4,117
Accretion of debt discount	$1,072

In consideration for services rendered as the placement agent in the Private Placement, the Company issued to Fordham Financial Management, Inc.(“Fordham”) ten-year warrants to purchase 382,500 shares of the Company’s Common Stock at an exercise price of $0.50 per share (the “Fordham Warrants”), for the 2nd Closing of the Private Placement. Fordham also received, in consideration for services rendered as placement agent cash commissions aggregating $140,250, which represents 11% of the aggregate gross proceeds of the 2nd Closing. The Company utilized the Black-Scholes methodology in determining the fair market value of the Fordham Warrants, which is $135,124, and this amount is expensed over the expected life of the convertible notes.  The Company also paid $10,180 in other issuance costs. The placement agent cash commission, other issuance costs and Fordham warrants are recorded as deferred loan costs in the accompanying balance sheet.

Note 7 - Fair Value Measurements

As of January 1, 2008, the Company implemented fair value measurements for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period and non-financial assets and liabilities that are remeasured and reported at fair value at least annually. The implementation of the fair value guidance for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on our consolidated financial position and results of operations.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company’s financial assets consist solely of cash and cash equivalents.

Note 8 - Subsequent Events

In connection with the Private Placement which began in August 2009, on October 2, 2009 the Company completed another closing in the gross amount of $150,000.  On October 2, 2009, all the shareholders of the Series B and C Preferred Stock automatically converted their preferred shares and accrued dividends into shares of Common Stock.  The holders of the Series B Preferred Stock received an aggregate of 20,485,298 shares of Common Stock and the holders of the Series C Preferred Stock received an aggregate of 8,717,819 shares of Common Stock.  As further inducement to convert into Common Stock, the holders of the Series B Preferred Stock and the Series C Preferred Stock received warrants to purchase 1,042,518 shares and 457,482 shares, respectively, of the Company’s Common Stock at an exercise price of $0.50 per share and an expiration date of October 31, 2019.  Further, the existing warrants to purchase 6,839,279 shares of the Company’s Commons Stock held by the holders of the Series B Preferred Stock were cancelled and reissued with an exercise price of $0.50 per shares and an expiration date of October 31, 2019. Further, the existing warrants to purchase 3,214,289 shares of the Company’s Commons Stock held by the holders of the Series C Preferred Stock were cancelled and reissued with an exercise price of $0.50 per shares and an expiration date of October 31, 2019.

The Company considered all subsequent events through November 11, 2009, the date of the financial statements were available to be issued.

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

Revenue Recognition:  We recognize revenue over the period the service is performed. In general, this requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured.

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

Stock-Based Compensation:  We recognize the cost of stock options and restricted stock which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. We apply to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for which the associated service has not been rendered as of its effective date.

Derivatives: We record and carry certain derivatives (embedded and free standing instruments) on the balance sheet as either liabilities or assets at fair value.  Derivatives are measured at fair value with changes in fair value recognized through earnings as they occur.

RESULTS OF OPERATIONS

Comparison of the nine months ending September 30, 2009 and 2008

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

Revenues were $0 for the nine months ended September 30, 2009 and the nine months ended September 30, 2008.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the nine months ended September 30, 2009 and the nine months ended September 30, 2008 was $0.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 20% or approximately $541,000, to $2,179,777 for the nine months ended September 30, 2009 from $2,720,922 for the nine months ended September 30, 2008.  The major components of the decrease are as follows:

a)  Salaries and benefits decreased by approximately $100,000 to $1,270,000 for the nine months ended September 30, 2009 compared to $1,370,000 for the nine months ended September 30, 2008 due to a decrease in salaries and an increase in stock compensation expense of approximately $15,000 to $490,000 for the nine months ended September 30, 2009 compared to $475,000 for the nine months ended September 30, 2008;

b) Contract labor decreased by approximately $8,000 to $0 for the nine months ended September 30, 2009 compared to $8,000 for the nine months ended September 30, 2008;

c) Legal expense decreased by approximately $108,000 to $238,000 for the nine months ended September 30, 2009 compared to $346,000 for the nine months ended September 30, 2008;

d) Accounting expense decreased by approximately $10,000 to $57,000 for the nine months ended September 30, 2009 compared to $67,000 for the nine months ended September 30, 2008;

e) Office expense decreased by approximately $50,000 to $11,000 for the nine months ended September 30, 2009 compared to $61,000 for the nine months ended September 30, 2008;

f) Travel expense decreased by approximately $20,000 to $18,000 for the nine months ended September 30, 2009 compared to $38,000 for the nine months ended September 30, 2008;

g) Depreciation and amortization expense increased by approximately $29,000 to $249,000 for the nine months ended September 30, 2009 compared to $220,000 for the nine months ended September 30, 2008.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $3,932,884 during the nine months ended September 30, 2009 to $2,452,030 from $6,384,914 for the nine months ended September 30, 2008. The major components of the decrease are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $205,000 to $1,871,000 for the nine months ended September 30, 2009 compared to $2,076,000 for the nine months ended September 30, 2008 due to a decrease in salaries and an increase in stock compensation expense of approximately $211,000 to $553,000 for the nine months ended September 30, 2009 compared to $342,000 for the nine months ended September 30, 2008;

b) Consulting expense attributable to research and development decreased by approximately $888,000 to $129,000 for the nine months ended September 30, 2009 compared to $1,017,000 for the nine months ended September 30, 2008;

c) Lab expense decreased by approximately $2,592,000 to $218,000 for the nine months ended September 30, 2009 compared to $2,810,000 for the nine months ended September 30, 2008 primarily due to decreased services related to prototype development; and

d) Travel expense attributable to research and development decreased by approximately $189,000 to $85,000 for the nine months ended September 30, 2009 compared to $274,000 for the nine months ended September 30, 2008.

OTHER INCOME (EXPENSE).

a) Debt issuance expense increased to an expense of $54,951 for the nine months ended September 30, 2009 as compared to $0 during the nine months ended September 30, 2008, due to the debt raised in the 2nd and 3rd quarter of 2009.

b) Interest income (expense), net decreased to an expense of ($22,179) for the nine months ended September 30, 2009 as compared to income of $169,285 for the nine months ended September 30, 2008 primarily due to less cash on hand and interest expense associated with the debt raised in the 2nd and 3rd quarter of 2009.

NET LOSS.  Net loss decreased to $4,708,937 for the nine months ended September 30, 2009, as compared to $8,936,551 for the nine months ended September 30, 2008. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the nine months ended September 30, 2009 was $8,278,073 as compared to a net loss attributable to common stockholders of $12,510,508 for the nine months ended September 30, 2008. The net loss attributable to common stockholders for the nine months ended September 30, 2009 includes $3,569,136 of accrued but unpaid preferred stock dividends and amortization of preferred stock discount.  The net loss attributable to common stockholders for the nine months ended September 30, 2008 includes $3,573,957 of accrued but unpaid preferred stock dividends.

Comparison of the three months ending September 30, 2009 and 2008

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

Revenues were $0 for the three months ended September 30, 2009 and the three months ended September 30, 2008.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the three months ended September 30, 2009 and the three months ended September 30, 2008 was $0.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 16% or approximately $139,000, to $745,051 for the three months ended September 30, 2009 from $883,869 for the three months ended September 30, 2008.  The major components of the decrease are as follows:

a)  Salaries and benefits decreased by approximately $58,000 to $408,000 for the three months ended September 30, 2009 compared to $466,000 for the three months ended September 30, 2008 due to a decrease in salaries and stock compensation expense stayed constant at $126,000 for the three months ended September 30, 2009 compared to $126,000 for the three months ended September 30, 2008;

b) Legal expense increased by approximately $15,000 to $157,000 for the three months ended September 30, 2009 compared to $142,000 for the three months ended September 30, 2008;

c) Accounting expense decreased by approximately $2,000 to $13,000 for the three months ended September 30, 2009 compared to $15,000 for the three months ended September 30, 2008;

d) Office expense decreased by approximately $15,000 to $2,000 for the three months ended September 30, 2009 compared to $17,000 for the three months ended September 30, 2008;

e) Travel expense stayed constant at $8,000 for the three months ended September 30, 2009 compared to $8,000 for the three months ended September 30, 2008;

f) Depreciation and amortization expense increased by approximately $11,000 to $83,000 for the three months ended September 30, 2009 compared to $72,000 for the three months ended September 30, 2008.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $1,201,000 during the three months ended September 30, 2009 to $693,860 from $1,895,055 for the three months ended September 30, 2008. The major components of the decrease are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $239,000 to $498,000 for the three months ended September 30, 2009 compared to $737,000 for the three months ended September 30, 2008 due to a decrease in salaries and a decrease in stock compensation expense of approximately $33,000 to $71,000 for the three months ended September 30, 2009 compared to $104,000 for the three months ended September 30, 2008;

b) Consulting expense attributable to research and development decreased by approximately $221,000 to $26,000 for the three months ended September 30, 2009 compared to $247,000 for the three months ended September 30, 2008;

c) Lab expense decreased by approximately $674,000 to $99,000 for the three months ended September 30, 2009 compared to $773,000 for the three months ended September 30, 2008 primarily due to decreased services related to prototype development; and

d) Travel expense attributable to research and development decreased by approximately $40,000 to $24,000 for the three months ended September 30, 2009 compared to $64,000 for the three months ended September 30, 2008.

OTHER INCOME (EXPENSE).

a) Debt issuance expense increased to an expense of $48,400 for the three months ended September 30, 2009 as compared to $0 during the three months ended September 30, 2008, due to the debt raised in the 2nd and 3rd quarter of 2009.

b) Interest income (expense), net decreased to an expense of ($22,862) for the three months ended September 30, 2009 as compared to income of $26,346 for the three months ended September 30, 2008 primarily due to less cash on hand and interest expense associated with the debt raised in the 2nd and 3rd quarter of 2009.

NET LOSS.  Net loss decreased to $1,510,173 for the three months ended September 30, 2009, as compared to $2,752,578 for the three months ended September 30, 2008. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the three months ended September 30, 2009 was $2,706,313 as compared to a net loss attributable to common stockholders of $3,948,719 for the three months ended September 30, 2008. The net loss attributable to common stockholders for the three months ended September 30, 2009 includes $1,196,140 of accrued but unpaid preferred stock dividends and amortization of preferred stock discount.  The net loss attributable to common stockholders for the three months ended September 30, 2008 includes $1,196,141 of accrued but unpaid preferred stock dividends.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2009 decreased to $2,840,371 as compared to $7,592,180 used for the nine months ended September 30, 2008. This is primarily attributable to a decrease in research and development expense for the nine months ended September 30, 2009.

Investing Activities

Cash used for investing activities during the nine months ended September 30, 2009 amounted to $0, as compared to $451,566 used for investing activities for the nine months ended September 30, 2008. This is primarily attributable to the acquisition of patents and patent applications in the second quarter of 2008 in the amount of approximately $197,000 and the acquisition of approximately $255,000 of property and equipment during the nine months ended September 30, 2008.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements of common stock, convertible investor notes, Series A Convertible Preferred Stock offering which we closed in December 2004 and January 2005 and Series B Convertible Preferred Stock offering which we closed in February 2007 and Series C Convertible Preferred Stock offering we closed in September 2007. During the nine months ended September 30, 2009, the total net cash provided by financing activities was $1,684,570, from the net proceeds received from convertible notes.  During the nine months ended September 30, 2008, the total net cash provided by financing activities was $0.

Working Capital

As of September 30, 2009, we had a cash balance of $0.9 million. In the 4th quarter of 2008, the Company’s management began to reduce operating expenses and delay planned expenditures to preserve the Company’s working capital.  In the second quarter of 2009, the Company raised a total of $650,000 in convertible notes.  In the third quarter of 2009, the Company raised a total of $1,275,000 in convertible notes.  Management believes that it has sufficient cash to enable the Company to continue operations until December 15, 2009. We project that current cash reserves will sustain our operations at least through December 15, 2009, and we are not aware of any trends or potential events that are likely to impact our short term liquidity through this term.

We are a development stage company and have not experienced significant operations since our formation. We reached a positive working capital position as of the first quarter of 2005 as a result of our financing activities. We have incurred significant operating losses during the years ended December 31, 2002, 2003, 2004, 2005, 2006, 2007 and 2008 and the nine months ended September 30, 2009. We intend to utilize a proprietary methodology for development of our displays. Our principal activities, from the beginning of the development stage, have been organizational matters, capital raising activities including issuance of stock, product research and development, fund raising, and market research.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2009, management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-

15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management concluded that, as of September 30, 2009, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

UNI-PIXEL, INC.

November 11, 2009	By:	/s/ James A. Tassone
Date		James A. Tassone, Chief Financial Officer