Form 10-K
period 2009-12-31
Uni-Pixel
filed 2010-03-12
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $9,303,214 on June 30, 2009, based on the last reported sales price of the registrant’s common stock on the Over-the-Counter Bulletin Board on such date. All executive officers, directors and 10% or more beneficial owners of the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, “affiliates” of the registrant.

As of February 28, 2010, there were 52,100,535 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

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

OVERVIEW

Uni-Pixel, Inc. is a development stage company that has patented a next generation color display technology it calls Time Multiplexed Optical Shutter (“TMOS”). The Company believes it is the leader in the research, development and future commercialization of new flat panel displays using TMOS architecture and techniques as the means to improve the performance and reduce the bill of materials costs realized in the production of flat panel display systems.  It is envisioned that TMOS displays will be designed to be consistent in form and fit with current Liquid Crystal Display (LCD) technology in order to allow TMOS based display panels to be used in the same display applications that currently use LCD display panels.

TMOS is a display system that uses Field Sequential Color (FSC) as the means to generate images and the full color spectrum.   UniPixel’s research into TMOS has generated a wealth of knowledge in systems and technology that leverage this unique approach.  This has yielded Intellectual Property and know-how that are both directly applicable to other systems including LCD display panels that similarly use FSC.  In the past, LCD systems have faced limitations that prevented effective implementation of FSC.  UniPixel believes that its advances and technology can overcome these hurdles and allow LCD to leverage FSC and TMOS sub-system developments as an interim step to the introduction of TMOS in the future.

TMOS is also a polymer thin film based Micro-Electronic Mechanical System (MEMS) display architecture. UniPixel’s research into TMOS has further generated a wealth of knowledge in thin films and the creation of precision geometric micro-structures on the surface of these films.  The unique developments in MEMS and the mastering of supporting micro-structural technology that leverage the unique structures and their production has also yielded Intellectual Property and know-how that is broadly applicable to other applications including a number of applications for LCD display based devices.

We expect the advantages in reduced manufacturing costs, enhanced viewing quality, unique design attributes, and improved performance of the TMOS display architecture and TMOS derived FSC sub-systems over current non-FSC Flat Panel Display alternatives to motivate partners to engage us in development, commercialization, or incorporation of FSC-LCD and TMOS sub-components and displays in their products.  These partners should collectively serve to create supply and to drive demand for FSC-LCD and TMOS-based products based on licensable Intellectual Property from UniPixel.

Uni-Pixel’s technology leadership and intellectual property position is expected to enable it to generate revenues from its various technologies in two phases.  For technologies that are licensed, the initial phase is expected to generate revenue from partners through funded development efforts, and/or up-front licensing fees. The second phase is expected to include royalties from licensees that produce FSC-LCD or TMOS panels or incorporate them into applications for automotive, active signage, and medical and consumer electronics (i.e., TVs, monitors, personal computers, cameras, games, etc.).  For technologies that will be produced and supplied, specifically the Company’s Opcuity Performance Engineered films, the Company expects to generate revenues initially from joint development activities with contracted partners.  The second phase is expected to generate sales revenues from customer orders for manufactured film products.  In the case of TMOS targeted film, the Company will supply a key material component, its Opcuity™ Active Layer film, to its TMOS panel manufacturing partners that will be a revenue source.

Through its research and development efforts, the Company has established a portfolio of TMOS, FSC-LCD and Opcuity film related know-how, patents, patent applications and other intellectual property rights. Uni-Pixel currently has 38 issued, 1 allowed and 44 pending patent applications worldwide providing a strong foundation that will support:

•                  Further developing proprietary FSC-LCD and TMOS technology;

•                  Entering into joint development efforts  in specific vertical market or production arrangements to exploit existing manufacturing and distribution channels of its targeted partners;

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

Beyond TMOS, Uni-Pixel’s performance engineered film designs include finger print resistant protective film covers for touch screen display devices and other performance enhancement films.  Uni-Pixel expects that its finger print resistant (FPR) film, “Opcuity FPR”, will be its first product to enter the market.  The basis for the unique aspects of the FPR product is the use of precision geometric micro-structures to make the film functional.  UniPixel has developed the capability to create structures in sizes between two and ten microns with precision edges and surfaces that have not been accomplished in the industry previously.  This unique capability became the basis for the FPR discovery and recognition of several other functional uses of a micro-structured surface on a thin film.

Uni-Pixel will continue to pursue development of its other performance engineered film designs to follow that can leverage the micro-structuring capability and surface energy modification techniques.  In pursuing these film designs, each advancing version employs common elements and builds in further unique capabilities that Uni-Pixel engineers into the film.  Ultimately these capabilities will culminate in the Opcuity Active Layer Film for TMOS.    In this way, it is an objective of the Company to augment its TMOS specific efforts with a resulting family of Opcuity performance engineered films that leverage common production processes and techniques initially developed for TMOS.

Through December 31, 2009 we have been primarily engaged in research and development efforts that have expanded our portfolio of intellectual property, building prototype devices that demonstrate our technologies, recruiting key personnel, engaging various strategic partners, and raising capital consistent with our strategy.  As of December 31, 2009 we had accumulated a total deficit of $49.9 million and expect similar losses to continue through at least 2010. We will finance our continuing efforts and operations primarily through our existing cash, licensing fees being pursued from strategic partners and additional fundraising activities.

During 2009, Uni-Pixel accomplished a number of milestones in both its technical and business advancement.  This included the completion of agreements for TMOS development, the completion of development agreements for unique versions of our finger print resistant films, the successful development of conductor patterning processes that have been recognized as leading edge by the industry, completing a supply agreement with our first distribution partner, advancing subsystem designs for testing within prototype devices, completion of MOU’s and production agreements with manufacturing partners, and demonstration of prototype systems and films.

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

On June 13, 2001, Real-Estateforlease.com, Inc., a Delaware corporation, merged with and into NEV Acquisition Corp.  Following the merger, NEV Acquisition Corp. changed its name to Real-Estateforlease.com, Inc.  Real-

Estateforlease.com, Inc. was incorporated on May 24, 2001, in the State of Delaware to serve as a business-to-business internet information intermediary providing turnkey marketing services to facilitate the leasing of commercial real estate properties.

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

INDUSTRY OVERVIEW

The Flat Panel Display Market

History

The commercialization of the liquid crystal display (LCD) began in 1973, with the launch of the world’s first electronic calculator, incorporating a segmented, black-and-white (monochrome) display.  The technology was quickly adopted in applications such as watches, and evolved into more complex dot matrix displays using passive addressing — or passive matrix (PM) — systems.  In time, the emergence of passive Super Twisted Nematic (STN) PM-LCDs and the development of color STN (CSTN) PM-LCDs, facilitated new applications such as notebook PCs.  Eventually, the demand for higher resolution, full-color video images and faster refresh rates, saw the commercialization of active matrix (AM) amorphous, (a-Si) Thin-Film-Transistor (TFT) LCDs.  This technology quickly gained acceptance in the notebook PC market, where it completely replaced the incumbent CSTN technology.  Similarly, there has been rapid, supply driven penetration of TFT-LCDs in all forms of display applications specifically as demonstrated in desktop monitors and large flat panel TVs as a substitute for the traditional cathode ray tube (CRT) screen.

Replacement of Older CRT Technology by FPDs

Although flat panel displays (FPDs) were initially adopted in the mobile consumer electronics market and in notebook computers, they have increasingly displaced cathode ray tube (CRT) displays in larger product applications such as desktop computer monitors and televisions. FPD’s unique form factor and digital interface is enabling the delivery and accurate display of video, telecommunications, information, data, analysis and instructions in both mobile and fixed environments previously unsuitable to CRTs.  In today’s market, the CRT is no longer a viable technology for any consumer based application and has all but disappeared from the market.

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

•                  A migration to color screens for mobile phones and other handheld devices; and

•                  Decreasing costs economics, increasing throughput and improving efficiency of FPD production as newer generation LCD fabrication plants are increasing production.

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

The FPD market is currently dominated by LCDs, which accounted for well over 90% of total FPD sales in 2008, and demand is increasing across multiple applications with FPD formats generating industry-wide momentum.

Films in Displays

Glass and plastics are the principal materials being used as first surfaces for display systems.  As displays are incorporated into devices that are used extensively and transportably on daily basis, the displays are subject to damage and the effects of use.  A large and growing business has developed in films that are designed to provide protection and other functional uses on top of the display surface.  UniPixel has found that the technologies that it has developed can be applied to a variety of functional uses in films for display products.  Its Opcuity FPR product can protect a touch screen device from damage while also preventing fingerprints and smudges from obscuring the viewing experience.  Incorporating patterned conductors into the film also offers unique functional uses to the film as material for touch screen control.  Engineering the structures to specific patterns and distributions can control light output and reflectance.  UniPixel’s Opcuity performance engineered films have demonstrated that they can be applied to solutions for all of these aspects.

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

Reduced Complexity: In contrast to standard LCD, an FSC-LCD or TMOS single pixel shutter emits the three primary colors (red, green, and blue) without the use of three separate sub-pixels. This color generation technique is called Field Sequential Color.  Because FSC-LCD and TMOS displays have one-third the number of features for the same number of pixels, they benefit from reduced manufacturing complexity.

LCD complexity is largely driven through its use of TFTs. Currently LCD displays require each individual sub-pixel to be driven by a single TFT, (three TFTs per each pixel) which increases the necessity of additional electrical traces from the control mechanism.  Therefore a reduction in the number of features by elimination of sub-pixels reduces complexity.  This is also the case when Field Sequential Color is leveraged in an LCD system.

Additionally, a TMOS panel features a single TFT per pixel which will control the voltage differential between the parallel conductive planes created by the capacitor structure/optical shutter (also known as the pixel). This architecture advancement radically improves manufacturing tolerances and reduces the numbers of steps in the manufacturing process.

Uni-Pixel’s FSC-LCD and TMOS technology both offer significant advantages over existing standard LCD flat panel display technologies including:

•                  Proprietary technologies and know-how protected by Uni-Pixel’s patent portfolio;

•                  Significantly lower manufacturing costs when compared to standard LCD technologies;

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

Uni-Pixel’s advantages in its FSC LCD and TMOS technology over standard LCD are derived from the relative reduction of the complexity of the architecture and material make up. This advantage will translate into a more economical manufacturing process requiring lower costs for production and lower costs for raw materials.

Currently, standard LCD panel displays can take over 100 individual steps in the manufacturing process. This process is necessary to yield intricately developed, small and tightly packed features. However, these manufacturing processes are difficult to manage and are prone to defects.  A reduction in feature density and removal of the color filter process can significantly impact these areas.

Uni-Pixel anticipates that the FSC-LCD and TMOS manufacturing processes will have fewer steps.  Benefiting from larger features and less tightly packed construction, the manufacturing process will have significantly fewer yield detractors or failure elements, and an enhanced potential for longer life and resilience over standard LCD panels.

Light Efficiency: LCD display technologies function by emitting light from a back plane (a back light) and then screening, masking, polarizing, and filtering the light until it is emitted from the front of the panel in the appropriate color intensity. This method yields a maximum efficiency of light transmission of around 5%. This means that if 1000 nits (a measure of brightness) are created by the backlight, approximately 50 nits are displayed out the front of the display.

An FSC-LCD panel removes the color filter from the material stack of a standard LCD panel and opens the individual pixel aperture significantly.  One FSC-LCD pixel is the equivalent area of all three sub-pixels in a standard LCD pixel.  By removing the color filter and leveraging greater aperture, up to 20% of the light can be transmitted from the backlight doubling the efficiency of transmission.  This approach thus yields up to four times the transmission or 200 nits of 1000 created by the backlight.

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

LCD technology uses a high power backlight system to create a flat uniform backplane of light that transmits through the LCD panel.  Therefore LCD power efficiency is directly tied to the amount of light that can transmit through the panel itself to the viewer.  Since the backlight is always on during use, an LCD’s power use is relatively stable and its efficiency is tied to the transmissivity of the panel.  This is why an FSC-LCD system is so much more power efficient than standard LCD as it increases panel transmission of light through by up to four times.

TMOS technology uses a series of industry standard light emitting diodes, or LEDs, attached to one edge of the panel to inject light into the system. LEDs require very little power to create light and have a very high efficiency in converting power to light. Therefore, very little power translates into a very high light output for Uni-Pixel’s TMOS displays.

Successful Prototypes: Uni-Pixel has built prototypes that have demonstrated proof of concept, technical viability, and the operation of the sub-systems within its TMOS technology. During 2008, the Company debuted fully functional TMOS display prototypes at the Society for Informational Display (SID) conference in Los Angeles.  The Company’s current prototyping efforts have been focused on the process of optimizing the materials and assembly of the display to advance to manufacturability and then on to commercialization. In February of 2009, UniPixel and Samsung entered into a joint development agreement to advance TMOS technology and prototypes.

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

In February of 2009, Uni-Pixel aligned itself with several development and production partners that have assisted in the application of TMOS developed technology to FSC-LCD implementations and thus advancing TMOS towards commercialization.  The Company reached an initial agreement with Samsung and believes that it will reach further agreements that will generate its first meaningful revenues which will help to augment the development work investments it has made and will make and move the Company forward in its commercialization strategy for FSC-LCD systems and TMOS based technologies.  Additionally, the Company entered an agreement with Targus, Inc. to market its first film product, Opcuity FPR.

STRATEGY

Uni-Pixel’s business strategy is to penetrate existing display applications with its TMOS developed technologies including FSC-LCD systems and thin film products and supporting technology for widespread use in all varieties of color displays and other related display applications. This has been demonstrated by our progress in penetrating direct film product markets leveraging the capabilities and competencies achieved in the development of its Opcuity family of performance engineered films as functional application specific films. The Company is presently focused on the following steps to implement its business strategy:

•                  Develop Strategic Relationships.  Uni-Pixel plans to target strategic partners to further the Company’s efforts in the development and commercialization of FSC-LCD and TMOS displays and Opcuity films. Uni-Pixel believes that if these efforts are successful, they could result in FSC-LCD flat panel displays reaching commercial markets in products within two years.  Uni-Pixel’s display solutions leverage the application of existing materials and optical technologies in new ways that have previously been mastered by other companies in other applications.  Uni-Pixel’s management understands that gaining the assistance of some of these various technology leaders in the deployment of FSC-LCD and TMOS is required to support the commercialization effort.  As a result, Uni-Pixel will seek to build relationships that will allow it to leverage existing knowledge, scale, infrastructure, manufacturing and expertise in thin films, optics, control circuitry, assembly, and logistics.

•                  Enhance the Company’s Existing TMOS and Opcuity film Technology.  Uni-Pixel believes that continuing development and enhancement of its TMOS technology is critical to the Company’s success in the display industry. Consequently, Uni-Pixel will continually seek to enhance its competitive technology position through internal development efforts that expand our intellectual property portfolio, collaborative relationships, and other strategic opportunities. Uni-Pixel’s primary focus is to expand our intellectual property through development of additional prototypes and materials that enhance and extend the Company’s product capabilities or the processes by which the systems are produced, thereby allowing them to be used in a broader array of display applications and to maintain performance and market leadership over time.

•                  Develop Prototypes Suitable for Industry Demonstration.  Uni-Pixel plans to produce prototypes that will demonstrate the Company’s ability to meet the most demanding military requirements with a superior performing display system and superior performing film products.  Uni-Pixel has developed partners that provide a small volume pilot production line that provides limited quantities of films to meet demonstrate our production solutions for all applications.

•                  Finalize a Transferable, Licensable Manufacturing Process.  Uni-Pixel has completed the development of the core and foundation of its film manufacturing processes and has endeavored to protect the know-how and intellectual property in the developed processes.  The Company has establishes a technology transfer team to enable the transition of the Company’s manufacturing processes to targeted manufacturing partners and licensees.

•                  Target Leading Manufacturers.  Uni-Pixel plans to target leading display, materials and electronics manufacturers as potential partners and/or licensees of its TMOS and Opcuity Performance Engineered film technologies. The Company will provide extensive technical assistance and support to manufacturers who are early evaluators, developers, or users of its TMOS technology and film materials. Uni-Pixel believes that successful incorporation of its technology into the first military or commercial applications will place competitive pressure on other industry participants to adopt our technology solutions. Uni-Pixel will support “pull through” of its technologies by actively marketing its advantages to end product original equipment manufacturers (OEMs) that incorporate display or film technology into their devices.  This will allow Uni-Pixel’s production partners to gain access to the original equipment manufacturer supply chain driven by end OEMs seeking the competitive product advantages offered by the Company’s FSC-LCD, TMOS, and Opcuty film technologies.  Uni-Pixel will also target Original Design Manufacturers (ODMs) targeted to assemble its sub-components and films into OEM products.

•                  Drive Adoption by End-Product Original Equipment Manufacturers.  Uni-Pixel plans to use prototype devices and films to demonstrate its technology to original equipment and design manufacturers that produce end user products. The Company believes that the significant advantages that Uni-Pixel’s displays and films will offer in performance and protection can position it to be the standard for existing LCD based displays and will induce original equipment manufacturers to request UniPixel solutions from their existing display suppliers. This is considered a “pull-through” approach to gaining market acceptance and entry of FSC-LCD, TMOS, and Opcuity films for displays into end-user products and applications.

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

Uni-Pixel’s has previously contemplated TMOS initiatives include applications involving flexible displays, transparent displays and unique military applications which are conceptually possible. Uni-Pixel also plans to conduct research on the use of a variety of different thin-film technology in surface modification applications and the construction of multi-layer stacks where micro-structures can play unique functional roles. The Company’s focus on next-generation technologies is designed to extend Uni-Pixel’s position as the leading provider of FSC-LCD, TMOS solutions and Opcuity Performance Engineered Films as new markets and applications emerge.

MILESTONES TO COMMERCIALIZATION

Uni-Pixel will continue to focus on technical and business development milestones. The execution of its overall business plan includes a planned push (targeting panel manufacturers) and pull (targeting end device OEMs) strategy for accelerating product development, supporting market entry, and the expansion of production capability and capacity.  Over the course of the last two years, Uni-Pixel has pursued a technical development roadmap specific to TMOS and FSC-LCD technology that includes:

•                  Finalization of display pixel mechanics and materials;

•                  Optimization of the light management system (light injection and micro-optics designs);

•                  Completion of supporting drive control circuitry;

•                  Finalized bonding techniques for completion of the active layer structure;

•                  Assembly and testing of multiple format prototype devices; and

•                  Finalization of specifications for retrofitting existing LCD manufacturing plants for FSC-LCD and TMOS production.

Specific to Opcuity Performance Engineered films we have pursued:

•                  Completion of designs for marketable products

•                  Completion of production processes that are transferable

•                  Completion of Distribution and Sales Agreements

•                  Completion of Supply and Manufacturing Agreements

Uni-Pixel’s senior management team will work with various targeted strategic partners in each step of the process to provide certain market and technical support resources.  Uni-Pixel has established the leverage of access to partner pilot lines in launching and growing a continuous flow manufacturing system.  This pilot line has been the initial platform for the finalization of the specifications to be included in the continuous flow manufacturing system.

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

Current Partners

•                  Targus, Inc.: Uni-Pixel engaged Targus, Inc. as an exclusive distribution partner for its Opcutiy FPR product for certain target device markets.

•                  Avery Dennision: UniPixel engaged Avery Dennison as an exclusive production partner for specific varieties of its Opcuity FPR film products.  Avery provides assistance in the development and manufacturing of its thin film designs.  Implementation of the Opcutiy performance engineered films can be accomplished using a variety of materials that can achieve the required properties’ and characteristics.  No new or unique materials will be required, rather just the optimization of existing materials as implemented within the Avery process and system.  Initially Uni-Pixel engaged for development work with the objective of reaching a production agreement or joint venture with one or more thin film manufacturers.  During the course of 2009, Uni-Pixel secured a subcontracted manufacturing capacity for its initial thin film production and also signed two separate Memorandums of Understanding with production partners to provide alternative manufacturing capacity.

•                  FlexTech Alliance: UniPixel secured a grant contract from the FlexTech Alliance to bring its uniquely developed conductor patterning technology to the industry.  Developed for TMOS, UniPixel has demonstrated its technique to support the production of printed flexible circuitry and printed electronics.  The FlexTech has provided a grant of funds to transition this capability to the Center for Advanced Microelectronic Manufacturing in New York state.

Targeted Partners

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

•                  Manufacturing and Assembly Partners: Uni-Pixel is seeking strategic partners that are currently manufacturing  LCD display technologies or incorporating LCD display technologies into end user products.

Target Customers

•                  Large Computer OEM and ODM: Uni-Pixel has demonstrated unique proof of concept prototype devices and film products to large computer system OEMs under non-disclosure agreements to advance the evaluation of the technologies.  The initial prototypes established the first products for testing and evaluation and performance characterization for gathering direct performance feedback.  Additional work continues specific to advancing the prototypes to implementation within an end user product.

•                  Static and Active Signage OEM: Uni-Pixel is seeking potential partners in the vertical market of Graphic Signage.  Two dominant technologies exist in this vertical market, plasma displays for indoor applications and LED displays for outdoor applications.  Uni-Pixel’s technology offers unique and new capabilities that strongly differentiate it from both of these, and can potentially open a market not currently able to be targeted by either.  In the Static Signage Market, UniPixel believes that its TMOS display system principals as demonstrated by its Opcuity performance engineered films mounted in either a dynamic or static manner can provide low power high performance signage solutions.  This approach has been presented to targeted partners and is under consideration.

•                  Consumer Electronics Manufacturers (OEMs): Uni-Pixel has held initial exploratory meetings with a variety of consumer electronics OEMs that have all expressed a desire to leverage FSC-LCD, TMOS, and Opcuity FPR films for their unique attributes in their products.  This includes cell phone manufacturers, a computer OEM, and a television system producer.  Each of these interactions has resulted in an invitation to return for further engineering specific meetings as product development advances at Uni-Pixel.

SALES AND MARKETING

Uni-Pixel is seeking end user product OEMs that desire to integrate FSC-LCD flat panels, or TMOS developed sub-systems into their products once available and demonstrating their superior performance.  Uni-Pixel believes that some portion of the OEMs that have been engaged in these discussions will be interested in pursuing the advantages of FSC-LCD and TMOS flat panels as a significant differentiator for their products relative to their competition in their individual market segments over time.   Uni-Pixel believes that the proven entry into a single vertical market or application will drive the demand for expanded applications of FSC-LCD and thenTMOS flat panels to other product markets.

Uni-Pixel’s sales strategy intends to build a diverse revenue base that will derive revenues from multiple sources:

•                  Licensing revenues — Strategic manufacturing partners that license Uni-Pixel manufacturing processes for a manufacturing operation, cross licensed partners that produce portions of the materials or technology incorporated into FSC-LCD or TMOS subsystems or displays, and a silicon foundry partner that produces the display controller semiconductors.

•                  Product revenues — Proceeds from the sales of Opcuity performance engineered film products.

•                  Critical materials — Integrators or manufacturers that produce or assemble display panel packages.  For integrators this can include control driver chips from Uni-Pixel’s foundry partner.  For manufacturers this can include materials such as its Opcuity™ thin films featuring micro-optics and transparent conductors to be used in the display panel or sub-systems.

•                  Research contracts — Integrators that are seeking to leverage unique attributes that FSC-LCD, TMOS, or unique Opcuity performance engineered films can potentially provide.  Uni-Pixel expects that initially the US Government will be a principal source of this variety having secured an initial contract with the FlexTech Alliance/United States Display Consortium.

The Company plans to continue to create demand for its products by utilizing a “pull through” strategy with specific targeted OEMs in various market segments.  Uni-Pixel will actively pursue OEMs by using its prototypes to demonstrate the advantages that FSC-LCD, TMOS, and Opcuity performance engineered films can provide in the form of improved efficiencies and performance. Uni-Pixel expects to create OEM “pull” by gaining design wins for integration of FSC-LCD systems, TMOS sub-component technology, and Opcuity films into established end user devices and applications.

Uni-Pixel will advance its “Simply Superior” and “Clearly Superior” tag lines and actively demonstrate the elegance and performance advantages of its unique solutions within the industry in support of its direct sales work with OEMs.  Once the initial products reach the market featuring Opcuity film technology, FSC-LCD systems, all based on TMOS developed display prototypes and Uni-Pixel begins to build momentum and manufacturing capacity within the industry, a marketing program will be launched to drive awareness of Uni-Pixel’s technology as a component “brand” within the end user products.  This can currently be seen on packaging developed by Targus, Inc. where UniPixel is a co-owner of the “Clear View Technology” trademark.  This marketing program will be designed to drive awareness and education among end users supporting UniPixel’s unique capabilities and enhanced performance.  Uni-Pixel believes that it will be able to promote its brand as a valued component brand included within the OEM products as a part of its relationship with the end product OEMs.  Ultimately the goal of this marketing program will be to establish Uni-Pixel and its unique technologies independently as a differentiating factor in end user products and to help promote the UniPixel component value proposition through its partner OEMs that implement FSC-LCD, or displays with TMOS developed technology in their products similar to what has been done in the PC industry by certain semiconductor companies.

RESEARCH AND DEVELOPMENT

From inception through December 31, 2009, Uni-Pixel has spent approximately $24.5 million on research and development activities, with $2.8 million and $7.5 million invested in 2009 and 2008, respectively. Uni-Pixel continues conducting research and development both internally and externally and anticipates significantly higher investments going forward.

As of December 31, 2009, Uni-Pixel has one principal location conducting internal research.  The Company’s headquarters and primary development site are located in The Woodlands, Texas.  The headquarters location includes a Class 100 clean room where display materials testing and assembly is conducted, an electronics lab, optical testing facilities, test and measurement equipment, and electronics development systems.

Currently, Uni-Pixel is engaged in the development of next generation prototypes to further demonstrate the full functionality of the TMOS technology across multiple pixel sizes and a variety of implementations. The Company has consolidated its vendors to a small group that assist Uni-Pixel’s prototype efforts.  Working with its strategic partners, Uni-Pixel hopes to advance to the Company’s next generation working prototype devices.

Uni-Pixel prototype devices have demonstrate the image and color generation capabilities of the Company’s TMOS displays in multiple pixel sizes, including 0.25mm, 0.5mm, and 1mm. These devices have been used to identify the specific issues related to performance optimization and to their integration into unique end-product applications.

The next phase prototypes should serve to support a product roadmap that targets the production of viable commercial display panels within 24 months. The development process is intended to also include selecting and completing the preferable manufacturing processes that will be transferable to joint venture partner operations or licensees.

Uni-Pixel plans to complete the development of the preferred manufacturing process for its film products within the Company’s laboratory environment and has engaged a small-scale pilot production line that has been the research and development proving ground for a continuous flow manufacturing process followed potentially by a roll to roll manufacturing process for all of its Opcuity performance engineered films.

Research and development costs are expensed as incurred and include salaries and benefits, costs to third party contractors to perform research or other activities related to the Company’s research, professional fees related to intellectual property work, and a portion of facilities costs.

COMPETITION

The display industry in which Uni-Pixel operates is highly competitive. While existing flat panel display technologies such as LCD, OLED, and Plasma currently dominate the marketplace, Uni-Pixel will be more specifically competing against other emerging technologies that also seek to improve the performance of display systems.  It is Uni-Pixel’s objective to enable the existing LCD manufacturing infrastructure to evolve forward first into FSC-LCD systems followed by TMOS production both as a forward extensions of current operations.  In this way, FSC-LCD and TMOS compete with inertia within the LCD industry and the resistance to change.  However, given the potentially compelling advantages that FSC-LCD and TMOS offer, the Company believes that this can be overcome.

Compared to its competition, Uni-Pixel believes it follows a more broadly developed business model allowing the Company to benefit from the following factors:

•                  A wide range of opportunity to enter the market;

•                  The flexibility to pursue multiple entry points to multiple market segments;

•                  The ability to be a supplier of key materials;

•                  The ability to profitably produce small volumes of products; and

•                  The ability to enable localized manufacturing and to leverage established infrastructures.

At the same time Uni-Pixel’s competitors typically follow only one or a subset of these factors providing a strategic advantage to Uni-Pixel.

Existing Technologies:

•                  Traditional Liquid Crystal Display (LCD) Competitors: Standard LCD is currently the dominant technology in the FPD sector with 95% market share. Samsung Electronics and LG Philips LCD Co. Ltd. are market leaders while additional competitors include:  Sharp Electronics Corp., NEC Corp., Hitachi Ltd., AU Optronics Corp., Chi Mei Optoelectronics Corp., Chunghwa Picture Tubes Ltd., Quanta Corp. and HannStar Display Corp.

•                  Plasma Competitors: Plasma technology has been losing market share steadily and exists only in large format TVs.

•                  Digital Light Processing (DLP) Competitors: Texas Instruments pioneered the DLP technology, which is a micro-mechanical structure of moving mirrors on a silicon backplane. Texas Instruments initial success selling its DLP products to its customers in the business front projector market maintains however its rear projection television market has collapsed.  Its customers are limited to Mitsubishi Digital Electronics and Samsung Electronics.

•                  OLED Competitors: Samsung SDI has moved to the leader having launched production of OLED displays in a relationship leveraging licenses from UDC.  Another OLED industry participant, Cambridge Display Technology (CDT), Ltd., was acquired by Sumitomo for its patent portfolio following the creation of a CDT joint venture with Sumitomo Chemicals to produce and manufacture polymer OLEDs.

•                  Other Technologies Competitors: There are a number of other technologies have reached the market in unique applications.  These include “electronic paper” implementations from E-Ink (acquired by Prime View International) primarily in eReader devices like the “Kindle” by Amazon. Additionally a silicon based MEMs system from Qualcomm called “Mirasol” has found niches in MP3 players and low cost cell phones and an alternative MEMS system has been in development by a company called Pixtronix.

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

Relating to TMOSTM technology, the Company currently owns 38 issued, 1 allowed and 44 pending patent applications worldwide, in the following patent families:

Optical Display
Field Sequential Color Efficiency
Enhancing a Field Sequential Color Palette in an Optical Display
Airgap Autogenesis Method
Extending the Gamut Color Generation in a Display
Visible Plus Non-Visible Field Sequential Color
Curved Screen Display Mechanism
Enhancements to Optical Flat Panel Displays (Common Ground Plane)
Double-Electret MEMS Actuator
Z-Axis Redundant Display/Multilayer Display
Simple Matrix Addressing in a Display
Enhanced Bandwidth Data Encoding Method
Reducing Light Leakage and Improving Contrast Ratio Performance in FTIR Display Devices
Electromechanical Dynamic Force Profile Articulating Mechanism
Optical Microstructures for Light Extraction and Control
Mechanism to Mitigate Color Breakup Artifacts in Field Sequential Color Display Systems
Corner-Cube Retroreflectors for Displays
Backside Reflection Optical Display
Line-At-A-Time Foil Display
Display Device Comprising a Light Guide
Display Device Comprising a Light Guide with Electrode Voltages Dependent on Previously Applied Electrode Voltages
Display Device Comprisng a Light Guide
Display Device Comprising an Optical Waveguide Plate and Method of Operating for the Same
Field Sequential Color Encoding for Displays
Light Injection System and Method for Uniform Luminosity of Waveguide-Based Displays
Apparatus and Method for Reducing Pixel Operational Voltage in MEMS-based Optical Displays
Microstructures to Reduce the Appearance of Fingerprints on Surfaces
A Normally Emitting Pixel Architecture for Frustrated Total Internal Reflection Displays
Cavity Reflector Light Injection for Flat Panel Displays
Thin Film Transistor-Driven Frustrated Internal Reflection Optical Display
Privacy Film Mounting Apparatus
Fingerprint Resistant Privacy Films
Static Signage Display System
Selectable Light Source for Common Backlight Systems
Address-Selectable Charging of Capacitive Devices
Method of Forming Electrically Conductive Lines and Patterns by Surface Energy Modification
Interdigitated Backlight for Optical Displays

EMPLOYEES

As of March 1, 2010, we have 10 full-time employees and no part-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also employ consultants on an as-needed basis to supplement existing staff.

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

We are attempting to obtain the necessary working capital for operations, but there can be no assurance we will obtain such financing. We have not yet demonstrated our ability to generate revenue, and there is no assurance that we will produce any material revenues for ourselves or our stockholders, or that we will operate on a profitable basis. As of December 31, 2009, we had an accumulated total deficit during development stage of $49.9 million.

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

A loss of one or more of our current officers or key employees could severely and negatively impact our operations. Specifically, the loss of services of Reed J. Killion, CEO and President, Jim Tassone, Chief Financial Officer, Dan Van Ostrand, Executive Vice President or Robert Petcavich, Vice President & General Manager Opcuity Films, none of whom has an employment agreement with us, could significantly harm our business. We have no present intention of obtaining key-man life insurance on any of our executive officers or management. Additionally, competition for highly skilled technical, managerial and other personnel is intense. As our business develops, we might not be able to attract, hire, train, retain and motivate the highly skilled managers and employees we need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail.

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

•                  Any significant acts of terrorism against the United States; and

•                  Our currently limited public float.

Our Common Stock has traded as low as $0.23 and as high as $5.50 during a period from February 3, 2005 through December 31, 2009. In addition to volatility associated with Bulletin Board securities in general, the markets for high technology stocks have experienced extreme volatility that has often been unrelated to the operating performance of the particular companies. These broad market fluctuations may adversely affect the trading price of our common shares.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

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

	Year Ended December 31, 2009		Year Ended December 31, 2008
	High	Low	High	Low
First Quarter	$0.88	$0.55	$1.00	$0.47
Second Quarter	0.60	0.35	1.45	0.77
Third Quarter	0.46	0.33	1.20	0.50
Fourth Quarter	0.63	0.30	0.70	0.38

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. As of February 28, 2010, we had eleven broker dealers making a market in our common stock.

Holders

As of February 28, 2010, we had approximately 1,100 stockholders of record of our Common Stock.

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

The holders of Series B Preferred Stock will receive cumulative annual dividends.  Dividends shall accrue, whether or not declared and paid, on the Series B Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate.  Each share of Series B Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $3.75 for the Series B Preferred Shares, plus all accrued and unpaid Series B Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series B Preferred Stock conversion price, which is $0.75 but is subject to adjustment from time to time in accordance with the Certificate of Designations. As of December 31, 2008 and 2007, there were 3,200,000 shares of Series B Preferred Stock outstanding, with cumulative unpaid dividends of approximately 481,140 and 255,140 shares of Series B Preferred Stock, respectively. In 2009, the Company paid accumulated dividends to the holders of Series B Preferred Stock in the amount of 4,485,298 shares of Common Stock upon conversion in October 2009.  All shares of Series B Preferred Stock had been redeemed by the Company as of October 2, 2009.

The holders of Series C Preferred Stock will receive cumulative annual dividends.  Dividends shall accrue, whether or not declared and paid, on the Series C Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate.  Each share of Series C Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $11.20 for the Series C Preferred Shares, plus all accrued and unpaid Series C Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series C Preferred Stock conversion price, which is $1.40 but is subject to adjustment from time to time in accordance with the Certificate of Designations. As of December 31, 2008 and 2007, there were 892,858 shares of Series C Preferred Stock outstanding, with cumulative unpaid dividends of approximately 89,824 and 18,395 shares of Series C Preferred Stock, respectively. In 2009, the Company paid accumulated dividends to the holders of Series C Preferred Stock in the amount of

1,574,955 shares of Common Stock upon conversion in October 2009.  All shares of Series C Preferred Stock had been redeemed by the Company as of October 2, 2009.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information about shares of Common Stock that may be issued upon the exercise of options under all of the Company’s existing equity compensation plans as of December 31, 2009.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	4,551,119	$1.64	1,448,881

Equity compensation plans not approved by stockholders	1,300,000	1.24	—

Total	5,851,119	$1.55	1,448,881

Summary Stock Option and Warrant Information

Information regarding the options and warrants granted in 2009 and 2008 is as follows:

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2009	2008	2009	2008
Outstanding, beginning of year	5,602,014	4,712,500	13,846,468	13,846,468
Granted	575,000	1,145,625	13,413,568	—
Exercised	—	—	—	—
Expired or cancelled	325,895	256,111	10,053,568	—

Outstanding, end of year	5,851,119	5,602,014	17,206,468	13,846,468

Exercisable, end of year	5,124,435	3,808,030	17,206,468	13,846,468

Available for grant, end of year	1,448,881	1,697,986

The weighted average option and warrant exercise price information for 2009 and 2008 is as follows:

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2009	2008	2009	2008
Outstanding, beginning of year	$1.56	$1.65	$1.62	$1.28
Granted during the year	$1.45	$1.45	$0.50	$—
Exercised during the year	$—	$—	$—	$—
Expired or cancelled during the year	$1.45	$1.56	$1.29	$—
Outstanding at end of year	$1.55	$1.56	$0.66	$1.28
Exercisable at end of year	$1.57	$1.62	$0.66	$1.28

Significant option and warrant groups outstanding at December 31, 2009 and related weighted average exercise price and life information is as follows:

Grant date	Options Outstanding	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
December 9, 2004	—	769,500	769,500	$1.38	4.92
January 10, 2005	—	168,750	168,750	$1.38	4.92
January 26, 2005	—	110,250	110,250	$1.38	4.92
March 5, 2005	600,000	—	600,000	$2.00	2.67
March 5, 2005	450,000	—	450,000	$2.00	5.17
April 19, 2005	400,000	—	400,000	$2.00	5.33
April 19, 2005	150,000	—	150,000	$2.00	1.58
May 23, 2006	1,000,000	—	1,000,000	$1.25	6.58
May 24, 2006	—	1,500,000	1,500,000	$1.25	1.58
September 12, 2006	—	194,400	194,400	$1.25	1.67
February 13, 2008	—	1,050,000	1,050,000	$1.10	0.13
March 16, 2007	300,000	—	279,167	$1.19	7.21
September 13, 2007	1,487,187	—	1,163,715	$1.45	7.71
January 7, 2008	500,000	—	333,333	$1.45	8.02
January 16, 2008	60,000	—	39,167	$1.45	8.04
April 18, 2008	248,932	—	150,442	$1.45	8.30
May 20, 2008	100,000	—	54,167	$1.45	8.38
June 2, 2008	40,000	—	13,333	$1.45	8.42
October 20, 2008	40,000	—	16,111	$1.45	8.80
January 30, 2009	475,000	—	475,000	$1.45	9.08
June 10, 2009	—	480,000	480,000	$0.50	9.42
June 30, 2009	—	40,000	40,000	$0.50	9.42
August 31, 2009	—	460,000	460,000	$0.50	9.67
September 30, 2009	—	560,000	560,000	$0.50	9.83
October 2, 2009	—	120,000	120,000	$0.50	9.83
October 2, 2009	—	11,553,568	11,553,568	$0.50	9.83
December 31, 2009	—	200,000	200,000	$0.50	10.00

Total	5,851,119	17,206,468	22,330,903

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

Overview

Uni-Pixel is a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes, which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. Our work developing TMOS has led to advances in the thin film arena that have other marketable applications.  We intend to explore the business potential within these applications and pursue those thin film markets that offer profitable opportunities either through licensing or direct production and sales.  As of December 31, 2009, we had accumulated a total deficit of $49.9 million from operations in pursuit of these objectives.

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

Our strategy is to further develop our proprietary TMOS technology to the point of being able to transition the technology to manufacturing partners.  We have and will continue to utilize contract manufacturing for prototype fabrication to augment our internal capabilities in the short term.  We also plan to be a supplier of our key thin film component and to enter into joint ventures in certain vertical market segments to exploit the existing manufacturing and distribution channels of our targeted partners.  We plan to license our technology to display manufacturers and supporting partner companies for use in applications such as mobile phones, digital cameras, laptop computers, and other consumer electronic devices. Through our internal research and development efforts, we have established a portfolio of TMOS-related patents and patent applications and other intellectual property rights that support these joint venture and licensing strategies.  We currently have 38 issued patents, 1 allowed patents, and 44 pending patent applications filed in key venues worldwide including regionally in Europe, Asia Pacific, South Americaand North America.  We also contemplate obtaining exclusive field-of-use licenses, (which would include the right to sublicense) to complementary technologies from targeted, strategic partners and U.S. national laboratories.

During the course of 2008, we developed our first independent thin film product opportunity.  This unique variation of the thin film developed for TMOS can be applied to a variety of touch screen product devices as a protective cover.  We intend to market this thin film product under our brand Opcuity™ to various potential distribution and channel partners.

Through December 31, 2009, we have been primarily engaged in developing our initial product technologies, recruiting personnel, commencing our U.S. operations and raising capital. In the course of our development activities, we have sustained losses and expect such losses to continue through at least 2010. We will finance our operations primarily through our existing cash and possible future financing transactions.

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

As of December 31, 2009, we had cash and cash equivalents of $0.3 million.  We believe that our existing capital resources are adequate to finance our operations until March 2010.  Our working capital may not be sufficient to meet all of the needs of our business objectives through the end of 2010.  We would be able to sustain operations for a reasonable period of time (12 months), but it would require significant reductions in our operating expenditures and product development activities, if we did not receive additional funding.  Management has instituted a cost reduction program that included a reduction in labor and operating costs.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional debt and equity to meet our business objectives.

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

Revenue Recognition:  We recognize revenue over the period the service is performed in accordance with FASB ASC Topic 605 Revenue Recognition (“Topic 605”), previously SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). In general, four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectability is reasonably assured.

Advance payments are deferred until shipment. The amount of the revenue deferred represents the fair value of the remaining undelivered products measured Topic 605, previously Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Mutliple Deliverablables,” which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services..

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

Stock-Based Compensation:  We recognize the cost of stock options and restricted stock with in accordance with FASB ASC Topic 718 Compensation — Stock Compensation (“Topic 718”), previously SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), “Share Based Payment.”  Topic 718 requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. Topic 718  must be applied to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for which the associated service has not been rendered as of its effective date.

Results of Operations

Comparison of Fiscal Years Ending December 31, 2009 and 2008

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

Revenues stayed constant at $0 for the year ended December 31, 2009, as compared to the year ended December 31, 2008.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of products or services including internal labor costs. Cost of revenues for the year ended December 31, 2009 and December 31, 2008 was $0.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 28% or $927,749, to $2,365,613 for the year ended December 31, 2009 from $3,293,362 for the year ended December 31, 2008. The major components of the decrease are as follows:

a)  Salaries and benefits decreased by approximately $357,000 to $1,236,000 for the year ended December 31, 2009 from $1,593,000 for the year ended December 31, 2008, due to a) stock compensation expense increased to $617,000 for the twelve months ended December 31, 2009 from $602,000 for the twelve months ended December 31, 2008 and b) bonus expense decreased to ($201,000) for the twelve months ended December 31, 2009 from $44,000 for the twelve months ended December 31, 2008;

b) Contract labor decreased by approximately $8,000 to $0 for the year ended December 31, 2009 from $8,000 for the year ended December 31, 2008;

c) Legal expense decreased by approximately $186,000 to $280,000 for the year ended December 31, 2009 from $466,000 for the year ended December 31, 2008 as a result of decreased patent work;

d) Accounting expense decreased by approximately $11,000 to $70,000 for the year ended December 31, 2009 from $81,000 for the year ended December 31, 2008;

e) Office expense decreased by approximately $55,000 to $14,000 for the year ended December 31, 2009 from $69,000 for the year ended December 31, 2008;

f) Travel expense decreased by approximately $23,000 to $20,000 for the year ended December 31, 2009 from $43,000 for the year ended December 31, 2008;

g) Depreciation and amortization expense increased by approximately $32,000 to $332,000 for the year ended December 31, 2009 from $300,000 for the year ended December 31, 2008 as a result of an  increase in the amortization of intangible assets during the twelve months ended December 31, 2009; and

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by $4,709,871 during the year ended December 31, 2009 to $2,765,658 from $7,475,529 for the year ended December 31, 2008. The major components of the decrease are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $894,000 to $1,972,000 for the year ended December 31, 2009 from $2,866,000 for the year ended December 31, 2008 due to a) a decrease in the number of research and development employees in 2009, b) stock compensation expense increased to $618,000 for the twelve months ended December 31, 2009 from $436,000 for the twelve months ended December 31, 2008, and c) bonus expense decreased to ($182,000) for the twelve months ended December 31, 2009 from $84,000 for the twelve months ended December 31, 2008;

b) Consulting expense attributable to research and development decreased by approximately $878,000 to $205,000 for the year ended December 31, 2009 from $1,083,000 for the year ended December 31, 2008 primarily due to decreased services related to prototype development;

c) Lab expense decreased by approximately $2,669,000 to $273,000 for the year ended December 31, 2009 from $2,942,000 for the year ended December 31, 2008 primarily due to decreased services related to prototype development; and

d) Travel expense attributable to research and development decreased by approximately $202,000 to $117,000 for the year ended December 31, 2008 from $319,000 for the year ended December 31, 2007.

OTHER INCOME (EXPENSE).

a) Debt issuance expense increased to $164,960 for the year ended December 31, 2009 due to the debt raised in 2009.

c) Interest expense, net decreased to an expense of $76,607 for the year ended December 31, 2009 as compared to an interest income, net of $184,475 for the year ended December 31, 2008 primarily due to interest expense associated with the debt raised in 2009.

NET LOSS.  Net loss decreased to $5,372,838 for the year ended December 31, 2009, as compared to $10,584,416 for the year ended December 31, 2008. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the year ended December 31, 2009 was $10,002,269 as compared to a net loss attributable to common stockholders of $15,354,514 for the year ended December 31, 2008. The net loss attributable to common stockholders for the twelve months ended December 31, 2009 includes $3,569,136 preferred stock dividends and amortization of preferred stock discount and $1,060,295 for additional warrants and dividends issued to Series B and C Preferred Stock holders to induce conversion to common stock. The net loss attributable to common stockholders for the twelve months ended December 31, 2008, includes $4,770,098 of accrued but unpaid preferred stock dividends and amortization of preferred stock discount.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

Liquidity and Capital Resources

Operating Activities

Cash used in operating activities during the year ended December 31, 2009 decreased to $3,747,280 as compared to $9,039,712 used for the year ended December 31, 2008. The decrease is primarily a result of decreases in research and development spending.

Investing Activities

Cash used for investing activities during the year ended December 31, 2009 amounted to $0, as compared to $622,166 used for investing activities for the year ended December 31, 2008. This is primarily attributable to the acquisition of patents and patent applications in the second quarter of 2008 in the amount of approximately $197,000 and the acquisition of approximately $426,000 of property and equipment during the year ended December 31, 2008.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements of common stock, convertible investor notes, and a preferred stock offering which we closed in December 2004, January 2005, February 2007, September 2007, June 2009, August 2009, September 2009, October 2009, and December 2009.

The total net cash provided by financing activities was $2,019,583 for the year ended December 31, 2009, which includes:

•                  $2,325,000 proceeds from convertible notes payable: and

•                  $305,417 payment of deferred loan costs.

The total net cash provided by financing activities was $0 for the year ended December 31, 2008.

Working Capital

As of December 31, 2009, we had a cash balance of $0.3 million. In the 4th quarter of 2008, the Company’s management began to reduce operating expenses and delay planned expenditures to preserve the Company’s working capital.  We project that current cash reserves will sustain our operations at least through March 2010. Our working capital may not be sufficient to meet all of the needs of our business objectives through the end of 2010.  We would be able to sustain operations for a reasonable period of time (12 months), but it would require significant reductions in our operating expenditures and product development activities, if we did not receive additional funding.  Management has instituted a cost reduction program that included a reduction in labor and operating costs.  This program included the termination of 10 employees which we expect will reduce operating cost by approximately $60,000 per month.

We are a development stage company and have not experienced significant operations since our formation. We reached a positive working capital position as of the first quarter of 2005 as a result of our financing activities. We have incurred significant operating losses during the years ended December 31, 2002, 2003, 2004, 2005, 2006, 2007, 2008 and 2009. We intend to utilize a proprietary methodology for development of our displays. Our principal activities, from the beginning of the development stage, have been organizational matters, capital raising activities including issuance of stock, product research and development, fund raising, and market research.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making its assessment, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all of our directors and executive officers as of February 28, 2010. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Title
Reed J. Killion	47	Chief Executive Officer, President, Principal Executive Officer and Director
James A. Tassone	46	Chief Financial Officer
Dan Van Ostrand	51	Vice President Research & Development
Robert J. Petcavich	55	Vice President and General Manager Opcuity Films
Carl J. Yankowski	61	Director
Bernard Marren	74	Chairman
Bruce Berkoff	49	Director
Ross Young	44	Director

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

Dan Van Ostrand, Vice President Research & Development — Mr. Van Ostrand is a co-founder of Uni-Pixel and has served in a Sr. Executive position since its inception in February of 1998.  Mr. Van Ostrand has many years of experience in corporate operations, project management, systems engineering and systems design and has been involved in the establishment, funding and management of Uni-Pixel.  Since 2004, he has been leading corporate R&D activities, including microstructure mastering and Intellectual Property development.  In 2009 he also took over responsibility for all Engineering activities in the company.  As co-owner from 1984 through 1992 of a closely-held company that designed ruggedized VME-based tactical computer systems for the United States Army, he was exposed to and became interested in the design, development and engineering principles of flat panel display technology.  Mr. Van Ostrand was a Systems Engineer from 1980 until 1992 for Informatics General, Magnavox, Teledyne and the Jet Propulsion Laboratory.  He has a BA with a double major in Math and Computer Science from Mid-America Nazarene University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the registered class of the Company’s equity securities to file with the SEC reports of ownership and changes in ownership of the Company’s Common Stock. Directors, executive officers and greater than 10% beneficial stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of these reports furnished, management believes that the directors, executive officers and greater than 10% stockholders filed, on a timely basis, all reports required by Section 16(a) of the Exchange Act with respect to the year ended December 31, 2009.

Code of Ethics Disclosure

We have adopted a Code of Ethics, a copy of which is filed as an exhibit to our 2005 Annual Report on Form 10-KSB, for our principal executive, financial and accounting officers or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation.

The table below summarizes the total compensation paid to or earned by our principal executive officer, our principal financial officer and each of our three most highly compensated executive officers other than our principal executive officer and principal financial officer.  The amounts represented in the “Option Awards” column reflect the stock compensation expense recorded by the company pursuant to Topic 718 and does not necessarily equate to the income that will ultimately be realized by the named executive officers for such awards.  For a description of the employment agreements between the company and Messrs. Killion and Tassone, see “Employment Agreements” below.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Bonus (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (4)	Total

Reed J. Killion	2009	$213,542	$—	$323,143	—	—	$11,500	$548,185
Chief Executive Officer, President (Principal Executive Officer) & Director	2008	238,937	—	330,152	—	—	12,000	581,089

James A. Tassone	2009	150,875	—	57,986	—	—	11,500	220,361
Chief Financial Officer	2008	171,175	—	80,337	—	—	12,000	263,512

Dan Van Ostrand	2009	136,667	—	18,494	—	—	—	155,161
Vice President Research & Development	2008	155,000	—	—	—	—	—	155,000

Robert Petcavich	2009	167,963	—	143,569	—	—	—	311,532
Vice President & General Manager Opcuity Films	2008	188,250	—	125,075	—	—	—	313,325

(1)                                  Effective September 16, 2007, the Board of Directors approved an increase to the base salaries of each of Reed J. Killion, Chief Executive Officer, President and Director, from $195,000 to $250,000, James A. Tassone, Chief Financial Officer, from $145,000 to $180,000 and Dan Van Ostrand, Vice President Research & Development, from $130,000 to $160,000.

(2)                                  Amounts reflect the aggregate annual cash bonus earned by each of our named executive officers for fiscal years 2009 and 2008.  There were no cash bonus paid for fiscal years 2009 and 2008.

(3)                                  For 2009 and 2008, the amounts reflect the compensation cost recognized in 2009 and 2008, respectively, for stock options in accordance with FAS 123R, which reflects the fair value of all stock-based compensation in earnings based on the related vesting schedule.  For additional information relating to the assumptions made by us in connection with the valuation of these awards for 2009, refer to Note 3 of our financial statements herein.  For additional information relating to the assumptions made by us in connection with the valuation of these awards for 2008, refer to Note 3 of our financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2008.

(4)                                  Excludes perquisites and other personal benefits unless such compensation was greater than $10,000.  For Mr. Killion and Mr. Tassone, amounts include a car allowance.

401(k) Plan

Effective February 2007, the Company created an employee benefit plan available to all full-time employees under Section 401(k) of the Internal Revenue Code (“401(k) plan”). Employees may make contributions up to a specified percentage of their compensation, as defined. The Company is not obligated to make contributions under the 401(k) plan. In addition, the Company did not make any matching employer contribution to the 401(k) Plan in 2009 or 2008.

Employment Agreements

As of December 31, 2009, the Company does not have any employment agreements outstanding.

Outstanding Equity Awards at December 31, 2009

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Reed J. Killion	450,000		—		$2.00	3/15/2015	—	—	—	—
	618,750	(a)	191,250	(a)	1.45	9/13/2017	—	—	—	—
	115,313	(b)	87,187	(b)	1.45	4/18/2018	—	—	—	—
	25,000		—		1.45	1/30/2019	—	—	—	—

James A. Tassone	200,000		—		2.00	4/19/2015	—	—	—	—
	80,208	(a)	24,792	(a)	1.45	9/13/2017	—	—	—	—
	14,948	(b)	11,302	(b)	1.45	4/18/2018	—	—	—	—
	25,000		—		1.45	1/30/2019	—	—	—	—

Dan Van Ostrand	25,000		—		1.45	1/30/2019	—	—	—	—

Robert Petcavich	333,333	(c)	166,667	(c)	1.45	1/7/2018	—	—	—	—
	25,000		—		1.45	1/30/2019

(a)          vests monthly over 36 months beginning September 13, 2007

(b)         vests monthly over 36 months beginning April 18, 2008

(c)          vests monthly over 36 months beginning January 7, 2008

Director Compensation

The table below summarizes the total compensation paid to or earned by our directors during 2009. The amounts represented in the “Option Awards” column reflects the stock compensation expense recorded by the company and does not necessarily equate to the income that will ultimately be realized by the director for such awards.   The table does not include Mr. Killion whose compensation is described in the Summary Compensation Table above.

Director Summary Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Bruce Berkoff	$—	—	$27,184	—	—	—	$27,184
Bernard Marren	—	—	27,184	—	—	—	27,184
Carl Yankowski	—	—	27,184	—	—	—	27,184
Ross Young	—	—	30,574	—	—	—	30,574

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

Cash-Based Compensation

Company non-employee directors receive an annual stipend of $40,000 paid monthly.   All directors are reimbursed ordinary and reasonable expenses incurred in exercising their responsibilities in accordance the Company’s Travel and Entertainment Expense Reimbursement policy applicable to all employees of the Company.  The non-employee directors waived their cash compensation fees in November 2008 and December 2008 and for all of fiscal 2009.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have set forth in the following table certain information regarding our common stock, on an as converted basis, beneficially owned as of February 28, 2010 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each of our directors and named executive officers, and (iii) all executive officers and directors as a group. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days pursuant to options, warrants, conversion privileges or similar rights. At February 28, 2010, we had 52,100,535 issued and outstanding shares of Common Stock and no preferred stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)		Percent of Class
Directors and Officers:
Reed J. Killion	2,121,563	(2)	4.0%
James A. Tassone	960,990	(3)	1.8%
Dan Van Ostrand	977,500	(4)	1.9%
Robert J. Petcavich	713,889	(5)	1.4%
Carl J. Yankowski	1,155,000	(6)	2.2%
Bernard Marren	175,000	(7)	0.3%
Bruce Berkoff	155,000	(8)	0.3%
Ross Young	120,278	(9)	0.2%
All Directors and Executive Officers as a Group (8 persons)	6,379,220		12.0%
5% Stockholders:
The Raptor Global Portfolio Ltd. 50 Rowes Wharf 6th Floor Boston, MA 02110	21,359,770	(10)	36.8%
The Altar Rock Fund Liquidating Trust 50 Rowes Wharf 6th Floor Boston, MA 02110	181,719	(11)	0.3%
The Tudor BVI Global Portfolio, L.P. 1275 King Street Greenwich, CT 06831	6,825,606	(12)	12.6%
Merrill Lynch Pierce, Fenner & Smith Incorporated Bank of America, 15th Floor 600 Montgomery Street San Francisco, CA 94111	12,389,590	(13)	22.2%

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

(2)                          Includes options to purchase 1,571,563 shares of Common Stock exercisable within 60 days from February 28, 2010.

(3)                          Includes options to purchase 584,740 shares of Common Stock exercisable within 60 days from February 28, 2010.

(4)                          Includes options to purchase 150,000 shares of Common Stock exercisable within 60 days from February 28, 2010.

(5)                          Includes options to purchase 713,889 shares of Common Stock exercisable within 60 days from February 28, 2010.

(6)                          Includes options to purchase 1,155,000 shares of Common Stock exercisable within 60 days from February 28, 2010.

(7)                          Includes options to purchase 175,000 shares of Common Stock exercisable within 60 days from February 28, 2010.

(8)                          Includes options to purchase 155,000 shares of Common Stock exercisable within 60 days from February 28, 2010.

(9)                          Includes options to purchase 120,278 shares of Common Stock exercisable within 60 days from February 28, 2010.

(10)                    Includes warrants to purchase 5,934,812 shares of Common Stock exercisable within 60 days from February 28, 2010.

(11)                    Includes warrants to purchase 50,490 shares of Common Stock exercisable within 60 days from February 28, 2010.

(12)                    Includes warrants to purchase 1,896,495 shares of Common Stock exercisable within 60 days from February 28, 2010.

(13)                    Includes warrants to purchase 3,671,771 shares of Common Stock exercisable within 60 days from February 28, 2010.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by PMB Helin Donovan, LLP (“PMBHD”) for professional services rendered for the audit of our annual consolidated financial statements during the fiscal year ended December 31, 2009, and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for that fiscal year were $51,975.  The aggregate fees billed by PMBHD for professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-QSB during the fiscal year ended December 31, 2008, were $57,600.  These fees include fees billed for professional services rendered by PMBHD for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Related Fees

PMBHD did not bill us for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended December 31, 2009, or the fiscal year ended December 31, 2008, that are not included under Audit Fees above.

Tax Fees

PMBHD billed $4,950 and $5,150 for the fiscal years ended December 31, 2009 and 2008, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

PMBHD did not perform any services for us or charge any fees other than the services described above for either the fiscal year ended December 31, 2009, or the fiscal year ended December 31, 2008.

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

UNI-PIXEL, INC.

By:	/s/ JAMES A. TASSONE
James A. Tassone, Chief Financial Officer and Principal Accounting Officer

Date:	March 12, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ REED J. KILLION	President, Principal Executive Officer and Director	March 12, 2010
Reed J. Killion

/s/ JAMES A. TASSONE	Chief Financial Officer	March 12, 2010
James A. Tassone

/s/ DAN VAN OSTRAND	Vice President Research & Development	March 12, 2010
Dan Van Ostrand

/s/ ROBERT J. PETCAVICH	Vice President and General Manager	March 12, 2010
Robert J. Petcavich

/s/ CARL J. YANKOWSKI	Director	March 12, 2010
Carl J. Yankowski

/s/ BERNARD MARREN	Chairman of the Board	March 12, 2010
Bernard Marren

/s/ BRUCE BERKOFF	Director	March 12, 2010
Bruce Berkoff

/s/ ROSS YOUNG	Director	March 12, 2010
Ross Young

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OF UNI-PIXEL, INC.

Report of Independent Registered Public Accounting Firm	45

Consolidated Balance Sheets, December 31, 2009 and 2008	46

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and the cumulative period from February 17, 1998 (date of inception) to December 31, 2009	47

Consolidated Statements of Shareholders’ Equity (Deficit) for the period February 17, 1998 (date of inception) to December 31, 2009	48

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and the cumulative period from February 17, 1998 (date of inception) to December 31, 2009	49

Notes to Consolidated Financial Statements	50

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Uni-Pixel, Inc.

We have audited the accompanying consolidated balance sheets of Uni-Pixel, Inc. (the Company) (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008, and the period from inception (February 17, 1998) through December 31, 2009. The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uni-Pixel, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and the period from inception (February 17, 1998) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has sustained losses and negative cash flows from operations for the period from inception (February 17, 1998) through December 31, 2009, whereby its accumulated deficit during the development stage is approximately $49.9 million.  The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

March 12, 2010
Houston, Texas

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008

ASSETS
Current assets
Cash and cash equivalents	$307,850	$2,035,547
Restricted cash	34,877	—
Deferred loan costs	385,549	—
Prepaid expenses	3,400	3,400

Total current assets	731,676	2,038,947

Property and equipment, net of accumulated depreciation of $1,328,662 and $1,013,967, at December 31, 2009 and 2008, respectively	277,361	592,056
Restricted cash	—	34,877
Intangible assets	168,250	185,252

Total assets	$1,177,287	$2,851,132

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$927,641	$731,022
Accrued expenses	—	383,039
Deferred revenue	33,333	33,333
Current portion of convertible note payable, net of unamortized discounts of $41,807 and $0 at December 31, 2009 and December 31, 2008, respectively	2,283,193	—
Interest payable	61,317	—

Total current liabilities	3,305,484	1,147,394

Total liabilities	3,305,484	1,147,394

Commitments and contingencies (Note 7)	—	—

Redeemable convertible Series B Preferred stock, $0.001 par value; $3.75 liquidation preference; 3,200,000 shares authorized, 0 shares issued and outstanding at December 31, 2009 and 3,200,000 shares issued and outstanding at December 31, 2008, less unamortized discount of $0 and $4,644,502 at December 31, 2009 and December 31, 2008, respectively.	—	9,159,771

Redeemable convertible Series C Preferred stock, $0.001 par value; $11.20 liquidation preference; 892,858 shares authorized, 0 shares issued and outstanding at December 31, 2009 and 892,858 shares issued and outstanding at December 31, 2008, less unamortized discount of $0 and $5,714,466 at December 31, 2009 and December 31, 2008, respectively.	—	5,210,901

Shareholders’ equity (deficit)
Preferred stock, Series A, $0.001 par value; $3.50 liquidation preference; 10,000,000 shares authorized, 0 issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 52,100,535 shares and 22,897,418 shares issued and outstanding at December 31, 2009 and 2008, respectively	52,101	22,897
Additional paid-in capital	47,728,226	30,785,560
Accumulated deficit during development stage	(49,908,524)	(43,475,391)

Total shareholders’ equity (deficit)	(2,128,197)	(12,666,934)

Total liabilities and shareholders’ equity (deficit)	$1,177,287	$2,851,132

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31,		Cumulative Period from February 17, 1998 (date of inception) to December 31,
	2009	2008	2009

Development contract revenue	$—	$—	$1,158,201

Cost of development contract revenue	—	—	456,648

Gross margin	—	—	701,553

Selling, general and administrative expenses	2,365,613	3,293,362	22,007,582
Research and development	2,765,658	7,475,529	24,533,536

Operating loss	(5,131,271)	(10,768,891)	(45,839,565)

Other income (expense)
Net decrease in fair value of derivative liability	—	—	845,079
Other income	—	—	886,886
Debt issuance expense	(164,960)	—	(809,306)
Interest income (expense), net	(76,607)	184,475	(2,164,597)

Net loss	$(5,372,838)	$(10,584,416)	$(47,081,503)

Preferred stock dividends and amortization of discount	(4,629,431)	(4,770,098)	(13,899,111)
Net loss attributable to common shareholders	$(10,002,269)	$(15,354,514)	$(60,980,614)

Per share information
Net loss — basic and diluted	$(0.18)	$(0.46)	$(4.18)
Preferred stock dividends and amortization of discount	(0.15)	(0.21)	(1.23)
Net loss attributable to common shareholders — basic and diluted	$(0.33)	$(0.67)	$(5.41)

Weighted average number of basic and diluted common shares outstanding	30,098,187	22,897,418	11,270,399

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Series A Preferred Stock						Accumulated Deficit	Total
	Number		Common Stock		Additional	Deferred	During	Shareholders’
	of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Stock-Based Compensation	Development Stage	Equity (Deficit)
Founder shares issued at inception at February 17, 1998	—	$—	4,500,000	$4,500	$(500)	$—	$—	$4,000
Stock issued during 1999 (prices ranging from $0.50 - $0.62 per share)	—	—	180,000	180	183,820	—	—	184,000
Stock issued during 2000 (prices ranging from $11.34 - $17.00 per share)	—	—	63,750	64	956,186	—	—	956,250
Stock issued during 2001 (prices ranging from $10.00 - $17.00 per share)	—	—	28,176	28	404,227	—	—	404,255
Stock issued during 2002 (prices ranging from $2.00 - $10.00 per share)	—	—	157,327	157	353,783	—	—	353,940
Deferral of stock-based compensation	—	—	—	—	1,100,000	(1,100,000)	—	—
Amortization of stock-based compensation	—	—	—	—	—	206,250	—	206,250
Net loss	—	—	—	—	—	—	(3,968,540)	(3,968,540)
Balance, December 31, 2002	—	$—	4,929,253	$4,929	$2,997,516	$(893,750)	$(3,968,540)	$(1,859,845)
Stock issued during 2003 (prices ranging from $1.00 - $2.00 per share)	—	—	210,827	211	263,943	—	—	264,154
Amortization of stock-based compensation	—	—	—	—	—	275,000	—	275,000
Warrants issued	—	—	—	—	500,000	—	—	500,000
Net loss	—	—	—	—	—	—	(2,492,123)	(2,492,123)
Balance, December 31, 2003	—	$—	5,140,080	$5,140	$3,761,459	$(618,750)	$(6,460,663)	$(3,312,814)
Issuance of common stock for services	—	—	738,309	738	316,975	—	—	317,713
Conversion of note payable for common stock	—	—	51,008	51	95,052	—	—	95,103
Exercise of stock options	—	—	1,490,000	1,490	28,310	—	—	29,800
Exercise of warrants	—	—	512,500	513	34,487	—	—	35,000
Amortization of stock-based compensation	—	—	—	—	—	618,750	—	618,750
Conversion of bridge loans	256,643	257	850,625	851	1,834,242	—	—	1,835,350
Issuance of preferred stock	2,565,000	2,565	—	—	7,646,765	—	—	7,649,330
Issuance of common stock for net assets of REFL	—	—	1,100,808	1,101	(1,101)	—	—	—
Issuance of common stock for net assets of Gemini	—	—	2,917,250	2,917	26,255	—	—	29,172
Net loss	—	—	—	—	—	—	(2,315,332)	(2,315,332)
Balance, December 31, 2004	2,821,643	$2,822	12,800,580	$12,801	$13,742,444	$—	$(8,775,995)	$4,982,072
Issuance of preferred stock	930,000	930	—	—	2,798,370	—	—	2,799,300
Conversion of preferred stock into common stock and payment of preferred stock dividend	(1,222,499)	(1,223)	2,594,477	2,594	260,296	—	(261,667)	—
Issuance of preferred stock for dividends	156,507	157	—	—	547,618	—	(547,775)	—
Net loss	—	—	—	—	—	—	(4,966,790)	(4,966,790)
Balance, December 31, 2005	2,685,651	$2,686	15,395,057	$15,395	$17,348,728	$—	$(14,552,227)	$2,814,582
Conversion of preferred stock into common stock and payment of preferred stock dividend	(450,317)	(451)	916,916	917	28,039	—	(28,505)	—
Stock compensation expense	—	—	—	—	914,755	—	—	914,755
Issuance of warrants to placement agent	—	—	—	—	37,596	—	—	37,596
Issuance of preferred stock for dividends	134,117	134	—	—	469,289	—	(469,423)	—
Net loss	—	—	—	—	—	—	(6,485,618)	(6,485,618)
Balance, December 31, 2006	2,369,451	$2,369	16,311,973	$16,312	$18,798,407	$—	$(21,535,773)	$(2,718,685)
Conversion of preferred stock into common stock and payment of preferred stock dividend	(2,369,451)	(2,369)	6,545,445	6,545	455,180	—	(459,356)	—
Stock compensation expense	—	—	—	—	2,029,326	—	—	2,029,326
Issuance of warrants to consultants	—	—	—	—	297,891	—	—	297,891
Issuance of warrants to Series B Preferred Stock Investors	—	—	—	—	3,715,602	—	—	3,715,602
Intrinsic value of beneficial conversion option on Series B Preferred Stock	—	—	—	—	3,715,602	—	—	3,715,602
Issuance of common stock for services	—	—	40,000	40	52,360	—	—	52,400
Issuance of warrants to Series C Preferred Stock Investors	—	—	—	—	3,809,644	—	—	3,809,644
Intrinsic value of beneficial conversion option on Series C Preferred Stock	—	—	—	—	3,809,644	—	—	3,809,644
Amortization of discount of Series B Preferred Stock	—	—	—	—	(1,300,460)	—	—	(1,300,460)
Amortization of discount of Series C Preferred Stock	—	—	—	—	(380,964)	—	—	(380,964)
Series B Preferred Stock dividends	—	—	—	—	(844,274)	—	—	(844,274)
Series C Preferred Stock dividends	—	—	—	—	(206,028)	—	—	(206,028)
Reclassification of derivative liabilities to equity	—	—	—	—	560,368	—	—	560,368
Net loss	—	—	—	—	—	—	(10,895,846)	(10,895,846)
Balance, December 31, 2007	—	$—	22,897,418	$22,897	$34,512,298	$—	$(32,890,975)	$1,644,220
Stock compensation expense	—	—	—	—	1,037,441	—	—	1,037,441
Issuance of warrants to consultants	—	—	—	—	5,919	—	—	5,919
Amortization of discount of Series B Preferred Stock	—	—	—	—	(1,486,240)	—	—	(1,486,240)
Amortization of discount of Series C Preferred Stock	—	—	—	—	(1,523,858)	—	—	(1,523,858)
Series B Preferred Stock dividends	—	—	—	—	(960,000)	—	—	(960,000)
Series C Preferred Stock dividends	—	—	—	—	(800,000)	—	—	(800,000)
Net loss	—	—	—	—	—	—	(10,584,416)	(10,584,416)
Balance, December 31, 2008	—	$—	22,897,418	$22,897	$30,785,560	$—	$(43,475,391)	$(12,666,934)
Conversion of Series B & C Preferred Stock	—	—	29,203,117	29,204	17,910,605	—	—	17,939,809
Additional warrants and dividends issued to Series B & C Preferred Stock holders to induce conversion to common stock	—	—	—	—	1,060,295	—	(1,060,295)	—
Stock compensation expense	—	—	—	—	1,234,419	—	—	1,234,419
Issuance of warrants to convertible note investors	—	—	—	—	61,389	—	—	61,389
Issuance of warrants to placement agent	—	—	—	—	245,094	—	—	245,094
Amortization of discount of Series B Preferred Stock	—	—	—	—	(1,114,681)	—	—	(1,114,681)
Amortization of discount of Series C Preferred Stock	—	—	—	—	(1,142,893)	—	—	(1,142,893)
Series B Preferred Stock dividends	—	—	—	—	(715,397)	—	—	(715,397)
Series C Preferred Stock dividends	—	—	—	—	(596,165)	—	—	(596,165)
Net loss	—	—	—	—	—	—	(5,372,838)	(5,372,838)
Balance, December 31, 2009	—	$—	52,100,535	$52,101	$47,728,226	$—	$(49,908,524)	$(2,128,197)

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31,		Cumulative Period from February 17, 1998 (date of inception) to December 31,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(5,372,838)	$(10,584,416)	$(47,081,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest forgiven	—	—	(91,421)
Employee compensation notes payable forgiven	—	—	(795,465)
Depreciation and amortization	331,700	299,966	1,433,123
Stock issued for services	—	—	512,462
Stock compensation expense	1,234,419	1,037,441	5,215,941
Non-cash compensation expense	—	—	1,100,000
Amortization of debt issuance costs	164,960	—	809,306
Amortization of discounts on notes payable	19,582	—	1,500,030
Net decrease in fair value of derivatives	—	—	(845,077)
Issuance of warrants to consultants	—	5,919	303,810
Change in operating assets and liabilities:
(Increase) decrease in cash restricted for note payable and lease obligations	—	—	(34,877)
(Increase) decrease in prepaid expenses and other current assets	—	20,272	(147,745)
Increase in accounts payable	196,619	204,063	927,636
Increase in accrued interest payable	61,317	—	242,260
Increase (decrease) in accrued expenses and other liabilities	(383,039)	(22,957)	795,465
Increase in deferred revenue	—	—	33,333
Net cash used in operating activities	(3,747,280)	(9,039,712)	(36,122,722)

Cash flows from investing activities
Purchase of property and equipment	—	(425,578)	(1,654,352)
Proceeds from the sale of property and equipment	—	—	27,792
Purchases of patents, trademarks and organization costs	—	(196,588)	(264,336)
Net cash used in investing activities	—	(622,166)	(1,890,896)

Cash flows from financing activities
Proceeds from notes payable to related party	—	—	115,103
Payments on notes payable to related party	—	—	(164,328)
Proceeds from convertible notes payable	2,325,000	—	5,715,000
Payments on convertible notes payable	—	—	(1,470,672)
Net repayments from notes payable	—	—	(62,833)
Issuance of warrants to placement agent	—	—	37,596
Payment of deferred loan costs	(305,417)	—	(305,417)
Proceeds from the issuance of preferred stock, net	—	—	32,367,969
Proceeds from the issuance of common stock, net	—	—	2,089,050
Net cash provided by financing activities	2,019,583	—	38,321,468

Net increase (decrease) in cash and cash equivalents	(1,727,697)	(9,661,878)	307,850
Cash and cash equivalents, beginning of period	2,035,547	11,697,425	—
Cash and cash equivalents, end of period	$307,850	$2,035,547	$307,850

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$960,727
Cash paid for income taxes	$—	$—	—
Interest capitalized into notes payable	$—	$—	8,250
Debt issuance cost for warrant issued	$—	$—	$500,000
Preferred stock dividend and amortization of discount	$3,569,136	$4,770,098	$12,838,816
Conversion of Series B preferred stock for common stock	$12,584,776	$—	$12,584,776
Conversion of Series C preferred stock for common stock	$5,355,033	$—	$5,355,033
Additional warrants and dividends issued to Series B preferred stock holders to induce conversion to common stock	$749,565	$—	$749,565
Additional warrants and dividends issued to Series C preferred stock holders to induce conversion to common stock	$310,730	$—	$310,730
Conversion of notes payable for preferred stock	$—	$—	$898,250
Conversion of notes payable for common stock	$—	$—	$980,103
Stock issued for services	$—	$—	$1,612,462
Stock issued for interest	$—	$—	$81,272
Reclassification of derivatives to equity	$—	$—	$560,368
Intrinsic value of beneficial conversion options on Preferred Stock	$—	$—	$7,525,246
Issuance of warrants to Preferred Stock investors	$—	$—	$7,525,246
Issuance of warrants to convertible note investors	$61,389	$—	$61,389
Issuance of warrants to Placement Agent	$245,094	$—	$245,094

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

Uni-Pixel is a development stage company that has developed, patented and demonstrated a new color display technology in the form of proof of concept prototypes which we call Time Multiplexed Optical Shutter (“TMOS”).  We intend to be a leader in the research, development and commercialization of new flat panel displays using TMOS in a variety of applications, such as mobile phones, digital cameras, notebook computers, televisions and other consumer electronic devices. Our work developing TMOS has led to advances in the thin film arena that have other marketable applications.  We intend to explore the business potential within these applications and pursue those thin film markets that offer profitable opportunities either through licensing or direct production and sales.  As of December 31, 2009, we had accumulated a total deficit of $49.9 million from operations in pursuit of these objectives.

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

During the course of 2008 and 2009 we have developed our first independent thin film product opportunity.  This unique variation of the thin film developed for TMOS can be applied to a variety of touch screen product devices as a protective cover.  We intend to market this thin film product under our brand, Opcuity™, to various potential distribution and channel partners.

Since our inception, we have been primarily engaged in developing our initial product technologies, recruiting personnel, commencing our U.S. operations and obtaining sufficient capital to meet our working capital needs. In the course of our development activities, we have sustained losses and expect such losses to continue through at least December 2010. We will finance our operations primarily through our existing cash and possible future financing transactions.

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

Development Stage Company

We have not generated any significant operating revenue since inception.  The accompanying financial statements have, therefore, been prepared using the accounting formats prescribed for a development stage enterprise (“DSE”).

Although, we have recognized some nominal amounts of revenue, the Company still believes it is devoting, substantially, all its efforts on developing the business and, therefore, still qualifies as a DSE.

Note 2 -                  Going Concern

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  However, Uni-Pixel has sustained losses and negative cash flows from operations since its inception.  As shown in the accompanying consolidated financial statements, Uni-Pixel incurred recurring net losses chargeable to common shareholders of $5.4 million and $10.6 million in fiscal 2009 and 2008, respectively, and has an accumulated deficit of $49.9 million as of December 31, 2009.  We project that current cash reserves will sustain our operations at least through March 2010. Our working capital may not be sufficient to meet all of the needs of our business objectives through the end of 2010.  We would be able to sustain operations for a reasonable period of time (12 months), but it would require significant reductions in our operating expenditures and product development activities, if we did not receive additional funding.  Management has instituted a cost reduction program that included a reduction in labor and operating costs.  This program included the termination of 10 employees which we expect will reduce operating cost by approximately $60,000 per month.

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

The conditions described above create substantial doubt as to Uni-Pixel’s ability to continue as a going concern.  The 2009 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks and other financial institutions. The amounts held in interest bearing accounts periodically exceed the insured limit at December 31, 2009 and 2008. The amounts held in these banks did not exceed the insured limits at December 31, 2009 and 2008. The terms of other deposits are on demand and are subject to guarantees in full by the FDIC under the Transaction Account Guarantee Program.  We have not incurred losses related to these deposits.

In addition, on December 31, 2009 and 2008, we held an investment account of $211,441 and $1,662,973, respectively, with a financial institution other than a bank.  These funds are invested in money market funds.  We have not incurred losses related to these deposits.

Restricted cash

As of December 31, 2009 and December 31, 2008, we had restricted cash of $34,877.  This amount secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas as of both December 31, 2009 and December 31, 2008.  The restricted cash has been segregated into current and long-term classifications based on its anticipated liquidation.

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

Derivative instruments

We account for all derivative instruments under FASB ASC Topic 815 Derivatives and Hedging  (“Topic 815”), previously Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and related Emerging Issues Task Force (“EITF”) interpretations and Securities and Exchange Commission (SEC) rules, which require that certain embedded and freestanding derivative instruments be classified as a liability and measured at fair value with changes in fair value recognized currently in earnings. The Company has recorded changes in fair value as an other expense in the consolidated statements of operations.

Revenue recognition

We recognize revenue over the period the service is performed in accordance with FASB ASC Topic 605 Revenue Recognition (“Topic 605”), previously SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”. In general, four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectability is reasonably assured.

Advance payments are deferred until shipment. The amount of the revenue deferred represents the fair value of the remaining undelivered products measured Topic 605, previously EITF 00-21, “Accounting for Revenue Arrangements with Mutliple Deliverablables,” which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services..

Revenue from licenses and other up front fees are recognized on a ratable basis over the term of the respective agreement.

Revenue from development contracts are recognized when the contract is completed and collectability is reasonably assured.  Deferred revenue on these contracts of $33,333 as of December 31, 2009 and December 31, 2008 consists of a development contract to produce and deliver a prototype device.

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

Stock-based compensation

We recognize the cost of stock options and restricted stock in accordance with FASB ASC Topic 718 Compensation — Stock Compensation (“Topic 718”), previously SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), “Share Based Payment”, Topic 718  requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. Topic 718  must be applied to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for which the associated service has not been rendered as of its effective date.

We may, from time to time, issue common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to persons other than employees or directors are recorded on the basis of their fair value, as required by Topic 718 which is measured as of the date required by FASB ASC Topic 505 Equity (“Topic 505”), previously EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  In accordance with Topic 505, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with Topic 718:

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

Total compensation expense recognized for options was approximately $1.2 million and $1.0 million for the twelve months ended December 31, 2009 and December 31, 2008, respectively.

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

The Company has losses carried forward for income tax purposes to December 31, 2009. There are no current or deferred tax expenses for the twelve month periods ended December 31, 2009 and 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. Accordingly, no benefit has been recognized on the net loss as the realization of the net operating loss carryforward cannot be assured.

Effective January 1, 2007, the Company adopted the provision of FASB ASC Topic 740 Income Taxes Recognition (“Topic 740”), previously FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”).  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Topic 740, previously SFAS No. 109, “Accounting for Income Taxes.”  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than likely of being realized upon ultimate settlement.

As a result of the implementation of Topic 740, the Company has not changed any of its tax accrual estimates.  The Company files U.S. federal and U.S. state tax returns.  For U.S. Federal and state tax returns the Company is generally no longer subject to tax examinations for years prior to 1996.

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

At December 31, 2009, options and warrants to purchase 23,057,587 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.  Further, as of December 31, 2009, $2,325,000 and $61,316.66 of convertible notes payable and accrued interest, respectively, were outstanding that may convert, at the holders election, at $0.50 per share.  This could result into 4,772,633 shares of common stock if converted, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855, Subsequent Events) “ASC 855”. ACS 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted ASC 855 in the second quarter of 2009. The adoption did not materially impact the Company. We considered all subsequent events through March 12, 2010, the date the financial statements were available to be issued.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (ASC 860, Transfers and Servicing) “ASC 860”, which is a revision to SFAS No. 140. ASC 860 requires more information about transfers of financial assets, including securitization transactions and a company’s continuing exposure to the risks related to the transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASC 860 is effective for first annual reporting period beginning after November 15, 2009. The adoption of ASC 860 on November 15, 2009, had no effect on the Company’s consolidated financial statements.

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

Note 4 — Property and Equipment

A summary of the components of property and equipment at December 31:

	Estimated Useful Lives	2009	2008
Research and development equipment	3 to 5 years	$1,203,053	$1,203,053
Leasehold improvements	5 years	210,086	210,086
Computer equipment	5 years	97,740	97,740
Office equipment	3 to 5 years	95,144	95,144
		1,606,023	1,606,023
Accumulated depreciation		(1,328,662)	(1,013,967)
Property and equipment, net		$277,361	$592,056

Depreciation and amortization expense of property and equipment for the years ended December 31, 2009 and 2008 and the period from inception (February 17, 1998) through December 31, 2009 was $0.3 million, $0.3 million, and $1.4 million, respectively.

Note 5 — Patents

Patents consists of the following at December 31, 2009 and 2008:

	2009	2008
Patents	$196,588	$196,588
Less accumulated amortization	(28,338)	(11,335)
Patents, net	$168,250	$185,253

The patents have an estimated useful life through 2022.  The patent amortization expense for the years ended December 31, 2009 and 2008 was $17,003 and $11,335, respectively. Future amortization expense is expected to be as follows for December 31:

2010	$17,003
2011	17,003
2012	17,003
2013	17,003
2014	17,003
Thereafter	83,235
$168,250

Note 6 — Income Taxes

The Company accounts for income taxes in accordance with Topic 740. This Topic 740 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has a cumulative net operating loss for financial accounting purposes of approximately $41.9 million and $37.4 million at December 31, 2009 and 2008, respectively. The Company has a potential deferred tax asset of approximately $14.2 million as a result of this net operating loss carry forward. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets. The valuation allowance increased by approximately $1.8 million and $3.6 million for the years ended December 31, 2009 and 2008, respectively.

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31:

	2009	2008

Income tax expense (benefit) computed at statutory rates	$1,827,000	$3,599,000
Increase in valuation allowance	(1,827,000)	(3,599,000)
Other	—	—
Tax provision for income taxes	$—	$—

The Company’s deferred tax assets consist of the following (in thousands) as of December 31:

	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$14,233,000	$12,406,000
Valuation allowance	(14,233,000)	(12,406,000)
Net deferred tax assets	$—	$—

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

Note 7 — Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facility in The Woodlands, Texas, under a third party, non-cancelable operating lease through 2010. Future minimum lease commitments are as follows as of December 31, 2009:

Year Ending December 31
2010	$192,000
2011	—
2012	—
2013	—
2014	—
Thereafter	—
Total	$192,000

This lease provides the Company with one 5-year renewal option.

Rent expense for 2009 and 2008 was $199,208 and $209,000, respectively.

Litigation

The Company from time to time may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company’s financial position, results of operations or cash flows.

Employment agreements

As of December 31, 2009, the Company does not have any employment agreements outstanding.  The Company had entered into employment agreements with Reed Killion and James Tassone which expired on December 31, 2008.

As of December 31, 2009, there was no bonus accrual for Mr. Killion and Mr. Tassone.

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

Common Stock

During the year ended December 31, 2009 (1) we issued no shares of common stock for cash in connection with the exercise of stock options; (2) issued no shares of common stock in exchange for cashless exercise of warrants; (3) issued 20,485,298 shares of common stock in connection with the conversion of Series B Preferred Stock and accrued dividends; and (4) issued 8,717,819 shares of common stock in connection with the conversion of Series C Preferred Stock and accrued dividends.

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

Series B Convertible Preferred Stock

On February 13, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio Ltd., Tudor Proprietary Trading, L.L.C. and The Altar Rock Fund L.P. (collectively, the “Purchasers”) pursuant to which the Company sold on that date in a private placement to the Purchasers (a) 3,200,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (b) warrants (the “Series B Warrants”) to purchase, in aggregate, up to 6,839,279 shares of the Company’s common stock, par value $0.001 for an aggregate purchase price of $12,000,000.  As the Series B Preferred Stock is redeemable for cash at the option of the holder after five years, the Series B Preferred Stock is classified as temporary equity on the balance sheet.  In accordance with FASB ASC Topic 470 Debt (“Topic 470”), the Company determined that the Series B Preferred Stock had an intrinsic value of the conversion of option of $3,715,602, which was credited to additional paid-in capital in the first quarter of 2007, and is being amortized over five years.  The Company utilized the Black-Scholes methodology in determining the fair market value of the Series B Warrants of $3,715,602, which was credited to additional paid-in capital in the first quarter of 2007, and is being amortized over five years.

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

Effective October 2, 2009, the Company entered into agreements with the holders of the Series B Preferred Stock, subject to certain closing conditions, to have all shares of Series B Preferred Stock and all accrued and unpaid dividends converted into Common Stock at the then applicable conversion prices at such time as the Company has raised a total dollar amount of at least $2,000,000 no later than November 30, 2009. As of October 2, 2009, the Company met that condition, raising a total of $2,075,000.  On October 2, 2009, all conditions were fulfilled and all Series B Preferred Stock were converted into a total of 20,485,298 shares of Common Stock.  As additional consideration for the conversion into common stock, the holders of the Series B Preferred Stock received 1,042,518 10-year warrants to purchase Common Stock at an exercise price of $0.50 per share.  We evaluated the warrants using the criteria of FASB ASC Topic 815-40 “Contracts in Entity’s Own Stock” (“Topic 815-40”) and have determined the warrants should be classified as equity.

In connection with the conversion of Series B Preferred Stock, the fair value of consideration transferred to the holders of the Series B Preferred Stock, namely the re-issued warrants with reduced strike price and additional 6 months of dividends (10/2/09 to 4/1/10), was compared to the carrying amount of the Sereies B Preferred Stock in the balance sheet.  The excess was valued at $749,565 and was subtracted from net loss available to common shareholders.

Series C Convertible Preferred Stock

On September 28, 2007, the Company entered into a Securities Purchase Agreement (the “ ML Purchase Agreement”) with Merrill Lynch Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) pursuant to which the Company sold on that date in a private placement to Merrill Lynch (a) 892,858 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), and (b) warrants (the “ML Warrants”) to purchase, in aggregate, up to 3,214,289 shares of the Company’s common stock, par value $0.001 for an aggregate purchase price of $10,000,009.60.  As the Series C Preferred Stock is redeemable for cash at the option of the holder after five years, the Series C Preferred Stock is classified as temporary equity on the balance sheet.  In accordance with Topic 470, the Company determined that the Series C Preferred Stock had an intrinsic value of the conversion of option of $3,809,644, which was credited to additional paid-in capital in the third quarter of 2007, and is being amortized over five years.  The Company utilized the Black-Scholes methodology in determining the fair market value of the ML Warrants of $3,809,644, which was credited to additional paid-in capital in the third quarter of 2007, and is being amortized over five years.

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

Effective October 2, 2009, the Company entered into agreements with the holders of the Series C Preferred Stock, subject to certain closing conditions, to have all shares of Series C Preferred Stock and all accrued and unpaid dividends converted into Common Stock at the then applicable conversion prices at such time as the Company has raised a total dollar amount of at least $2,000,000 no later than November 30, 2009. As of October 2, 2009, the Company met that condition, raising a total of $2,075,000.  On October 2, 2009, all conditions were fulfilled and all Series C Preferred Stock were converted into a total of 8,717,819 shares of Common Stock.  As additional consideration for the conversion into common stock, the holders of the Series C Preferred Stock received 457,482 10-year warrants to purchase Common Stock at an exercise price of $0.50 per share.  We evaluated the warrants using the criteria of Topic 815-40 and have determined the warrants should be classified as equity.

In connection with the conversion of Series C Preferred Stock, the fair value of consideration transferred to the holders of the Series C Preferred Stock, namely the re-issued warrants with reduced strike price and additional 6 months of dividends (10/2/09 to 4/1/10), was compared to the carrying amount of the Sereies B Preferred Stock in the balance sheet.  The excess was valued at $310,730 and was subtracted from net loss available to common shareholders.

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

In fiscal year 2009, we did not grant any options under the 2005 Stock Incentive Plan.

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

In the fiscal year 2009, we granted a total of 575,000 options to purchase our common stock with an exercise price of $1.45 per share to twenty-three employees.  These options vested on the date of grant.    In the fiscal year 2009, 325,895 options to purchase our common stock with an exercise price of $1.45 per share were retired.

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

Summary Stock Option and Warrant Information

Information regarding the options and warrants granted in 2009 and 2008 is as follows:

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2009	2008	2009	2008
Outstanding, beginning of year	5,602,014	4,712,500	13,846,468	13,846,468
Granted	575,000	1,145,625	13,413,568	—
Exercised	—	—	—	—
Expired or cancelled	325,895	256,111	10,053,568	—

Outstanding, end of year	5,851,119	5,602,014	17,206,468	13,846,468

Exercisable, end of year	5,124,435	3,808,030	17,206,468	13,846,468

Available for grant, end of year	1,448,881	1,697,986

The weighted average option and warrant exercise price information for 2009 and 2008 is as follows:

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2009	2008	2009	2008
Outstanding, beginning of year	$1.56	$1.65	$1.62	$1.28
Granted during the year	$1.45	$1.45	$0.50	$—
Exercised during the year	$—	$—	$—	$—
Expired or cancelled during the year	$1.45	$1.56	$1.29	$—
Outstanding at end of year	$1.55	$1.56	$0.66	$1.28
Exercisable at end of year	$1.57	$1.62	$0.66	$1.28

The fair values of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Year ended December 31, 2009	Year ended December 31, 2008
Expected life (years)	5 years	5 years
Interest rate	1.85%	0.42 to 3.27%
Dividend yield	—	—
Volatility	135.15%	108.47%
Forfeiture rate	—	—
Weighted average fair value of options granted	$1.45	$1.45

At December 31, 2009, there was $0.6 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.58 years.  There were 1,316,405 options that became vested during the twelve months ended December 31, 2009.

Significant option and warrant groups outstanding at December 31, 2009, and related weighted average exercise price and life information is as follows:

Grant date	Options Outstanding	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
December 9, 2004	—	769,500	769,500	$1.38	4.92
January 10, 2005	—	168,750	168,750	$1.38	4.92
January 26, 2005	—	110,250	110,250	$1.38	4.92
March 5, 2005	600,000	—	600,000	$2.00	2.67
March 5, 2005	450,000	—	450,000	$2.00	5.17
April 19, 2005	400,000	—	400,000	$2.00	5.33
April 19, 2005	150,000	—	150,000	$2.00	1.58
May 23, 2006	1,000,000	—	1,000,000	$1.25	6.58
May 24, 2006	—	1,500,000	1,500,000	$1.25	1.58
September 12, 2006	—	194,400	194,400	$1.25	1.67
February 13, 2008	—	1,050,000	1,050,000	$1.10	0.13
March 16, 2007	300,000	—	279,167	$1.19	7.21
September 13, 2007	1,487,187	—	1,163,715	$1.45	7.71
January 7, 2008	500,000	—	333,333	$1.45	8.02
January 16, 2008	60,000	—	39,167	$1.45	8.04
April 18, 2008	248,932	—	150,442	$1.45	8.30
May 20, 2008	100,000	—	54,167	$1.45	8.38
June 2, 2008	40,000	—	13,333	$1.45	8.42
October 20, 2008	40,000	—	16,111	$1.45	8.80
January 30, 2009	475,000	—	475,000	$1.45	9.08
June 10, 2009	—	480,000	480,000	$0.50	9.42
June 30, 2009	—	40,000	40,000	$0.50	9.42
August 31, 2009	—	460,000	460,000	$0.50	9.67
September 30, 2009	—	560,000	560,000	$0.50	9.83
October 2, 2009	—	120,000	120,000	$0.50	9.83
October 2, 2009	—	11,553,568	11,553,568	$0.50	9.83
December 31, 2009	—	200,000	200,000	$0.50	10.00

Total	5,851,119	17,206,468	22,330,903

Note 9 — Notes Payable

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

At December 31, 2009, the unamortized discount on the Debenture is approximately $9,608. The following table reflects the convertible debt at December 31, 2009:

Convertible Debt	$650,000
Less: Current portion of debt discount	(9,608)

Value of debt at December 31, 2009	$640,392

The following table summarizes the charges to interest, amortization and other expense, net for the twelve months ended December 31, 2009:

Interest expense on debt	$28,678
Accretion of debt discount	$10,393

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

On August 31, 2009, September 30, 2009 and October 2, 2009, the Company entered into a Subscription Agreement with various accredited individual investors (the “2nd Closing Investors”) in a first closing of the Private Placement and issued convertible promissory notes in the original aggregate principal amount of $1,425,000 (the “2nd Closing Notes”).  The convertible promissory notes mature on October 22, 2010. Investors purchased for $1,425,000 8% Convertible Debentures (the “Debenture”) in the aggregate principal amount of $1,425,000 together with warrants (the “Warrants”) to purchase an aggregate of 712,500 shares of Common Stock for $0.50 per share. The convertible notes are convertible by the holders at any time at a conversion price of $0.50 per share into the Company’s common stock.  The convertible notes are due and payable at maturity together with interest at the rate of 8% per annum. The Company expects to use the proceeds of the financing to finance on-going operations.

The Debentures did not contain a beneficial conversion feature at the time of issuance.

Total funds received of $1,425,000 were allocated $33,824 to the Warrants and $1,241,176 to the Debenture. The relative fair value of the Warrants is $36,244 which was determined using the Black-Scholes option-pricing model.  The discount on the Debenture attributable to the Warrants of $36,244 is being amortized to interest expense over the term of the Debenture using the effective interest method.

At December 31, 2009, the unamortized discount on the Debenture is approximately $32,752. The following table reflects the convertible debt at December 31, 2009:

Convertible Debt	$1,425,000
Less: Current portion of debt discount	(27,056)

Value of debt at December 31, 2009	$1,397,944

The following table summarizes the charges to interest, amortization and other expense, net for the twelve months ended December 31, 2009:

Interest expense on debt	$32,583
Accretion of debt discount	$9,188

In consideration for services rendered as the placement agent in the Private Placement, the Company issued to Fordham Financial Management, Inc.(“Fordham”) ten-year warrants to purchase 427,500 shares of the Company’s Common Stock at an exercise price of $0.50 per share (the “Fordham Warrants”), for the 2nd Closing of the Private Placement. Fordham also received, in consideration for services rendered as placement agent cash commissions aggregating $156,750, which represents 11% of the aggregate gross proceeds of the 2nd Closing. The Company utilized the Black-Scholes methodology in determining the fair market value of the Fordham Warrants, which is $147,306, and this amount is expensed over the expected life of the convertible notes.  The Company also paid $10,180 in other issuance costs. The placement agent cash commission, other issuance costs and Fordham warrants are recorded as deferred loan costs in the accompanying balance sheet.

Commencing in December  2009, the Company entered into subscription agreements (the “Subscription Agreements”) with accredited individual investors (each, an “Investor” and collectively, the “Investors”), pursuant to which the Company commenced a private placement (the “Private Placement”) of its 8% convertible promissory notes maturing on December 31, 2010. The Private Placement offering was is still open as of December 31, 2009.

On December 31, 2009, the Company entered into a Subscription Agreement with various accredited individual investors (the “3rd Closing Investors”) in a first closing of the Private Placement and issued convertible promissory notes in the original aggregate principal amount of $250,000 (the “3rd Closing Notes”).  The convertible promissory notes mature on December 31, 2010. Investors purchased for $250,000 8% Convertible Debentures (the “Debenture”) in the aggregate principal amount of $250,000 together with warrants (the “Warrants”) to purchase an aggregate of 125,000 shares of Common Stock for $0.50 per share. The convertible notes are convertible by the holders at any time at a conversion price of $0.50 per share into the Company’s common stock.  The convertible notes are due and payable at maturity together with interest at the rate of 8% per annum. The Company expects to use the proceeds of the financing to finance on-going operations.

The Debentures did not contain a beneficial conversion feature at the time of issuance.

Total funds received of $250,000 were allocated $5,144 to the Warrants and $244,856 to the Debenture. The relative fair value of the Warrants is $5,144 which was determined using the Black-Scholes option-pricing model.  The discount on the Debenture attributable to the Warrants of $5,144 is being amortized to interest expense over the term of the Debenture using the effective interest method.

At December 31, 2009, the unamortized discount on the Debenture is approximately $5,144. The following table reflects the convertible debt at December 31, 2009:

Convertible Debt	$250,000
Less: Current portion of debt discount	(5,144)

Value of debt at December 31, 2009	$244,856

The following table summarizes the charges to interest, amortization and other expense, net for the twelve months ended December 31, 2009:

Interest expense on debt	$56
Accretion of debt discount	$—

In consideration for services rendered as the placement agent in the Private Placement, the Company issued to Fordham Financial Management, Inc.(“Fordham”) ten-year warrants to purchase 75,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share (the “Fordham Warrants”), for the 3rd Closing of the Private Placement. Fordham also received, in consideration for services rendered as placement agent cash commissions aggregating $32,500, which represents 13% of the aggregate gross proceeds of the 3rd Closing. The Company utilized the Black-Scholes methodology in determining the fair market value of the Fordham Warrants, which is $23,144, and this amount is expensed over the expected life of the convertible notes.  The Company also paid $15,985 in other issuance costs. The placement agent cash commission, other issuance costs and Fordham warrants are recorded as deferred loan costs in the accompanying balance sheet.

Note 10 — Fair Value Measurements

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

Note 11 — Employee Benefit Plan

401(k) Plan

Effective February 2007, the Company created an employee benefit plan available to all full-time employees under Section 401(k) of the Internal Revenue Code (“401(k) plan”). Employees may make contributions up to a specified percentage of their compensation, as defined. The Company is not obligated to make contributions under the 401(k) plan and did not make any matching employer contribution to the 401(k) Plan in 2009 or 2008.

Note 12 — Subsequent Events

On January 15, 2010, the Company decreased the exercise price on 4,963,750 options to $0.50 a share to incentivize current employees.  The Company utilized the Black-Scholes methodology in determining the fair market value of the modification to these options of $330,735 and this amount was expensed in the first quarter of 2010.

Effective January 15, 2010, we adopted the Uni-Pixel, Inc. 2010 Stock Incentive Plan. The Stock Incentive Plan is discretionary and allows for an aggregate of up to 9,000,000 shares of our common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The Stock Incentive Plan is administered by our Board of Directors, which has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.

On January 28, 2010, the Company granted a total of 7,200,000 options to purchase our common stock with an exercise price of $0.50 per share to twenty-four employees and directors.   These options vest 25%immediately as of January 28, 2010; 25% on the one year anniversary of the date of grant; 25% on the two year anniversary of the date of grant; and 25% on the three year anniversary of the date of grant.  The options expire on January 28, 2020.  The Company utilized the Black-Scholes methodology in determining the fair market value of the options granted of $2,756,641.  For the 25% that vested immediately, $689,160 will be recognized in the first quarter of 2010.  The remaining $2,067,481 will be recognized of the three year vesting periods.

Effective March 14, 2010, James Tassone has resigned as Chief Financial Officer.

The Company has evaluated subsequent events through March 12, 2010, the date the financial statements were issued.