Form 10-Q
period 2010-03-31
Uni-Pixel
filed 2010-05-10
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 10, 2010, the issuer had 52,100,535 shares of issued and outstanding common stock, par value $0.001 per share.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Uni-Pixel, Inc.

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$437,994	$307,850
Restricted cash	34,877	34,877
Accounts receivable	21,375	—
Deferred loan costs	412,215	385,549
Prepaid expenses	3,400	3,400

Total current assets	909,861	731,676

Property and equipment, net of accumulated depreciation of $1,402,102 and $1,328,662, at March 31, 2010 and December 31, 2009, respectively	203,922	277,361
Intangible assets, net of accumulated amortization of $65,890 and $61,640, at March 31, 2010 and December 31, 2009, respectively	163,999	168,250

Total assets	$1,277,782	$1,177,287

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$917,876	$927,641
Deferred revenue	33,333	33,333
Current portion of convertible note payable, net of unamortized discounts of $38,370 and $41,807 at March 31, 2010 and December 31, 2009, respectively	3,061,630	2,283,193
Interest payable	112,200	61,317

Total current liabilities	4,125,039	3,305,484

Total liabilities	4,125,039	3,305,484

Commitments and contingencies (Note 4)	—	—

Shareholders’ deficit
Common stock, $0.001 par value; 100,000,000 shares authorized, 52,100,535 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	52,101	52,101
Additional paid-in capital	49,156,437	47,728,226
Accumulated deficit	(52,055,795)	(49,908,524)

Total shareholders’ deficit	(2,847,257)	(2,128,197)

Total liabilities and shareholders’ deficit	$1,277,782	$1,177,287

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2010	2009

Revenues
Development contract revenue	$63,536	$—

Total revenues	—	—

Cost of revenues	—	—

Gross margin	63,536	—

Selling, general and administrative expenses	1,150,756	812,770
Research and development	851,112	1,010,346

Operating loss	(1,938,332)	(1,823,116)

Other income (expense)
Debt issuance expense	(142,612)	—
Interest income (expense), net	(66,327)	3,530

Net loss	$(2,147,271)	$(1,819,586)

Preferred stock dividends and amortization of discount	—	(1,181,676)
Net loss attributable to common shareholders	$(2,147,271)	$(3,001,262)

Per share information
Net loss — basic and diluted	$(0.04)	$(0.08)
Preferred stock dividends	—	(0.05)
Net loss attributable to common shareholders — basic and diluted	$(0.04)	$(0.13)

Weighted average number of basic and diluted common shares outstanding	52,100,535	22,897,418

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

					Total
	Common Stock		Additional		Shareholders’
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2007	22,897,418	$22,897	$34,512,298	$(32,890,975)	$1,644,220
Stock compensation expense	—	—	1,037,441	—	1,037,441
Issuance of warrants to consultants	—	—	5,919	—	5,919
Amortization of discount of Series B Preferred Stock	—	—	(1,486,240)	—	(1,486,240)
Amortization of discount of Series C Preferred Stock	—	—	(1,523,858)	—	(1,523,858)
Series B Preferred Stock dividends	—	—	(960,000)	—	(960,000)
Series C Preferred Stock dividends	—	—	(800,000)	—	(800,000)
Net loss	—	—	—	(10,584,416)	(10,584,416)
Balance, December 31, 2008	22,897,418	$22,897	$30,785,560	$(43,475,391)	$(12,666,934)
Conversion of Series B & C Preferred Stock	29,203,117	29,204	17,910,605	—	17,939,809
Additional warrants and dividends issued to Series B & C Preferred Stock holders to induce conversion to common stock	—	—	1,060,295	(1,060,295)	—
Stock compensation expense	—	—	1,234,419	—	1,234,419
Issuance of warrants to convertible note investors	—	—	61,389	—	61,389
Issuance of warrants to placement agent	—	—	245,094	—	245,094
Amortization of discount of Series B Preferred Stock	—	—	(1,114,681)	—	(1,114,681)
Amortization of discount of Series C Preferred Stock	—	—	(1,142,893)	—	(1,142,893)
Series B Preferred Stock dividends	—	—	(715,397)	—	(715,397)
Series C Preferred Stock dividends	—	—	(596,165)	—	(596,165)
Net loss	—	—	—	(5,372,838)	(5,372,838)
Balance, December 31, 2009	52,100,535	$52,101	$47,728,226	$(49,908,524)	$(2,128,197)
Stock compensation expense	—	—	1,355,648	—	1,355,648
Issuance of warrants to convertible note investors	—	—	12,010	—	12,010
Issuance of warrants to placement agent	—	—	60,553	—	60,553
Net loss	—	—	—	(2,147,271)	(2,147,271)
Balance, March 31, 2010 (unaudited)	52,100,535	$52,101	$49,156,437	$(52,055,795)	$(2,847,257)

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(2,147,271)	$(1,819,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,690	83,266
Stock compensation expense	1,355,648	635,796
Amortization of deferred loan costs	142,612	—
Amortization of discounts on notes payable	15,448	—
Change in operating assets and liabilities:
Increase in accounts receivable	(21,375)	—
Increase (decrease) in accounts payable	(9,765)	103,617
Increase in accrued interest payable	50,883	—
Increase in accrued expenses and other liabilities	—	100,037
Net cash used in operating activities	(536,130)	(896,870)

Cash flows from investing activities
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds from convertible notes payable	775,000	—
Payment of deferred loan costs	(108,726)	—
Net cash provided by financing activities	666,274	—

Net increase (decrease) in cash and cash equivalents	130,144	(896,870)
Cash and cash equivalents, beginning of period	307,850	2,035,547
Cash and cash equivalents, end of period	$437,994	$1,138,677

Supplemental disclosures of cash flow information:
Preferred stock dividend and amortization of discount	$—	$1,181,676
Issuance of warrants to convertible note investors	$12,010	$—
Issuance of warrants to Placement Agent	$60,553	$—

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.

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

Uni-Pixel is a production stage company delivering its Clearly Superior™ Performance Engineered Films to the Lighting & Display, Solar and Flexible Electronics market segments. We have approximately 100 patents issued or filed and has extensive expertise, technology know-how and trade secrets—protecting its performance engineered film development and manufacturing platforms.

Uni-Pixel’s newly developed UniBoss™ thin film high volume roll to roll or continuous flow manufacturing process offers high fidelity replication of advanced micro-optic structures and surface characteristics over large area, combined with a thin film conductive element. We will sell our films as sub components for use in LCD, FSC — LCD and are own Time Multiplexed Optical Shutter (“TMOS”) developed display technology as a back light film and active film sub-component.   We are currently shipping our Clearly Superior ™ Finger Print Resistant protective cover films for multiple touch enabled devices. We sell our films under the Clearly Superior™ brand as well as private label and OEM.

Uni-Pixel is developing 3D Films, ITO-Less Touch Films, Privacy Films and Flexible Electronic Films based on our newly-developed UniBoss™  manufacturing process for flexible thin-film conductors. In addition, our work in developing TMOS has led to advances in the thin-film and advanced optics arenas that can be leveraged for other marketable applications.  Uni-Pixel intends to explore the business potential within these applications and pursue those markets that offer profitable opportunities either through licensing or direct production and sales.  As of March 31, 2010, UniPixel had accumulated a total deficit of $52.1 million from operations in pursuit of these objectives.

Uni-Pixel anticipates that its initial film sales will allow us to fund and support further technology developments in the Lighting & Display, 3D, Solar, Avionics and Flexible Electronics market segments.

Uni-Pixel developed TMOS display offerings will enable thin, lightweight and power-efficient devices, which are highly suitable for use in full-color display applications.  Uni- Pixel believes TMOS displays will be able to capture a share of the growing $100+ billion flat panel display market due to the significant advantages it has the potential to provide over competing display technologies with respect to manufacturing and materials cost, brightness, power efficiency, viewing angle and video response time and image quality.

Uni-Pixel’s strategy is to further develop its proprietary Clearly Superior™ Performance Engineered Films technology around the 5 -6 vertical markets the company currently supports.  We have and will continue to utilize contract manufacturing for prototype fabrication to augment its internal capabilities in the short term.  Uni-Pixel also plans to supply its key thin film components and enter into joint developments or ventures in key vertical market segments to exploit the existing manufacturing and distribution channels of our targeted partners.  TMOS Display technology will be licensed to display manufacturers and supporting partner companies for use in applications such as mobile phones, digital cameras, laptop computers and other consumer electronic devices. Through Uni-Pixel’s internal research and development efforts, we have established a strong portfolio of TMOS-related patents and patent applications, as well as other intellectual property rights that support these joint venture and licensing strategies. To this end, we hold 41 issued patents, 1 allowed patent, and 79 pending patent applications filed in key venues worldwide including regionally in Europe, Asia Pacific, South America and North America.

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

As of March 31, 2010, we had cash and cash equivalents of $0.4 million.  We believe that our existing capital resources are adequate to finance our operations until May 15, 2010.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional debt and equity to meet our business objectives.

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

Basis of Presentation

The consolidated financial statements presented in this quarterly report include Uni-Pixel, Inc. and our wholly-owned subsidiary, Uni-Pixel Displays, Inc. All significant intercompany transactions and balances have been eliminated. Uni-Pixel Displays, Inc. was, for accounting purposes, the surviving entity of the merger, and accordingly for the periods prior to the merger, the financial statements reflect the financial position, results of operations and cash flows of Uni-Pixel Displays, Inc.  The assets, liabilities, operations and cash flows of Real-Estateforlease.com, Inc. are included in the consolidated financial statements from December 10, 2004 onward.  During the first quarter of 2010 we began to manufacture, market and sell our thin film product, and we are no longer considered a developmental stage entity as defined by the Financial Accounting Standards Board.

Note 2 -                  Going Concern

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  However, Uni-Pixel has sustained losses and negative cash flows from operations since its inception. As shown in the accompanying consolidated financial statements, Uni-Pixel incurred recurring net losses of $2.1 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively, has negative working capital of $3.2 million and has an accumulated deficit of $52.1 million as of March 31, 2010.  The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations.  Starting in the fourth quarter of 2008, the Company’s management began to reduce operating expenses and delay planned expenditures to maximize cash available for working capital needs.

In 2009, the Company raised a total of $2,325,000 in convertible notes.  In the first quarter of 2010, the Company raised a total of $775,000 in convertible notes.  Management believes that it has sufficient cash to enable the Company to continue operations until May 15, 2010.

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

The conditions described above create substantial doubt as to Uni-Pixel’s ability to continue as a going concern.  The March 31, 2010 condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Note 3 - Summary of Significant Accounting Policies

Interim financial information

The condensed consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K, for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 12, 2010.

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the technology industry.  There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2010 compared to what was previously disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2009. The consolidated financial information as of December 31, 2009 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2009.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the insured limit of $250,000 at March 31, 2010 and December 31, 2009.  The amounts held in these banks did not exceed the insured limit of $250,000 as of March 31, 2010 and December 31, 2009, respectively.  The terms of other deposits are on demand and are subject to guarantees in full by FDIC under the Transaction Account Guarantee Program.   We have not incurred losses related to these deposits.  In addition, on March 31, 2010 and December 31, 2009, we held an investment account of $229,741 and $211,441, respectively, with a financial institution other than a bank.  These funds are invested in money market funds.  We have not incurred losses related to these deposits.

Restricted cash

As of March 31, 2010 and December 31, 2009, we had restricted cash of $34,877.  This amount secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas as of both March 31, 2010 and December 31, 2009.

Revenue Recognition

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

The Company has losses carried forward for income tax purposes to March 31, 2010. There are no current or deferred tax expenses for the three month periods ended March 31, 2010 and 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. Accordingly, no benefit has been recognized on the net loss as the realization of the net operating loss carryforward cannot be assured.

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

At March 31, 2010, options and warrants to purchase 28,272,900 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

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

Recently issued accounting pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The adoption of ASU 2009-05 had no effect on the Company’s consolidated financial statements.

In September 2009, the FASB issued additional guidance on measuring the fair value of liabilities effective for the first reporting period (including interim periods) beginning after issuance. Implementation had no effect on the Company’s consolidated financial statements.

In September 2009, the FASB issued additional guidance on measuring fair value of certain alternative investments effective for the first reporting period (including interim periods) ending after December 15, 2009. Implementation had no effect on the Company’s consolidated financial statements.

Accounting Guidance Not Yet Effective

In April 2010, the FASB issued ASU No. 2010-17 which establishes authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. Management is currently evaluating the impact that adoption of this guidance will have on the Company’s consolidated Financial Statements.

In January 2010, the FASB issued ASU 2010-06 to improve disclosures about fair value measurements. ASU 2010-6 clarifies certain existing disclosures and requires new disclosure regarding significant transfers in and out of Level 1 and Level 2 of fair value measurements and the reasons for the transfer. The amendments in ASU 2010-06 will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal periods.

In October 2009, the FASB issued ASU 2009-14 to amend ASC 605, “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for us beginning January 1, 2011, with early adoption permitted.

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the selling price of a deliverable and clarifies that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 4 -      Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities in The Woodlands, Texas under a third party non-cancelable operating lease through 2010. Future minimum lease commitments as of March 31, 2010 are as follows:

Year Ending December 31
Nine months ending 2010	$139,509
2011	—
2012	—
2013	—
2014	—
Thereafter	—
Total	$139,509

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

Common Stock

During the three months ended March 31, 2010 (1) we issued no shares of common stock for cash in connection with the exercise of stock options; and (2) issued no shares of common stock in exchange for cashless exercise of warrants.

Stock Options

On January 15, 2010, the Company decreased the exercise price on 4,963,750 options to $0.50 a share to incentivize current employees.  The Company utilized the Black-Scholes methodology in determining the fair market value of the modification to these options of $0.3 million.   This amount was expensed in the first quarter of 2010.

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

In the first quarter of 2010, we did not grant any options under the 2005 Stock Incentive Plan.  In the first quarter of 2010, 45,138 options to purchase our common stock with an exercise price of $0.50 per share were retired.

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

In the first quarter of 2010, we granted a total of 25,000 options to purchase our common stock with an exercise price of $0.50 per share to one consultant.  In the first quarter of 2010, 29,549 options to purchase our common stock with an exercise price of $0.50 per share were retired.

2010 Stock Incentive Plan

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

On January 28, 2010, the Company granted a total of 7,200,000 options to purchase our common stock with an exercise price of $0.50 per share to twenty-four employees and directors.   These options vest 25% immediately as of January 28, 2010; 25% on the one year anniversary of the date of grant; 25% on the two year anniversary of the date of grant; and 25% on the three year anniversary of the date of grant.  The options expire on January 28, 2020.

In the first quarter of 2010, we granted a total of 25,000 options to purchase our common stock with an exercise price of $0.50 per share to one consultant.  In the first quarter of 2010, 1,505,000 options to purchase our common stock with an exercise price of $0.50 per share were retired.

Other Stock Options

In the first quarter of 2010, we did not grant any other stock options.

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

Total compensation expense recognized for options was approximately $1.3 million and $0.6 million for the three months ended March 31, 2010 and March 31, 2009, respectively.  The Company has recorded approximately $0.8 million of stock compensation expense in selling, general and administrative expenses and approximately $0.5 million in research and development expense for the three months ended March 31, 2010 and approximately $0.2 million of stock compensation expense in selling, general and administrative expenses and approximately $0.4 million in research and development expense for the three months ended March 31, 2009.

A summary of the changes in the total stock options outstanding during the three months ended March 31, 2010 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2009	5,851,119	$1.55
Granted	7,225,000	0.50
Forfeited or expired	(1,579,687)	0.50
Exercised	—	—
Outstanding at March 31, 2010	11,496,432	$0.61
Vested and exercisable at March 31, 2010	7,399,730	$0.67

The fair value of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Expected life (years)	5 years	5 years
Interest rate	2.39 to 2.41%	1.85%
Dividend yield	—	—
Volatility	143.79%	135.15%
Forfeiture rate	—	—

At March 31, 2010, there was $1.7 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.33 years.  There were 2,275,295 options that became vested during the three months ended March 31, 2010.

Note 6 — Notes Payable

Uni-Pixel, Inc. (the “Company”) entered into a GUARANTEE AND COLLATERAL AGREEMENT dated as of March 15, 2010 (this “Agreement”), with UNI-PIXEL DISPLAYS, INC., a Texas corporation and wholly-owned subsidiary of the Company (together with the Company, “Grantors”) and MERRILL LYNCH PIERCE, FENNER & SMITH INC. (“Merrill Lynch”), as collateral agent (in such capacity, the “Collateral Agent”) for each holder of the Company’s 8% Convertible Debentures due December 31, 2010 (the “Debentures”) that has executed the Agreement, either on the date thereof or in the future pursuant to a joinder agreement (a “Secured Party Joinder Agreement”) (the Collateral Agent, each Holder party to this Agreement or to a Secured Party Joinder Agreement, and their respective successors and assigns, collectively, the “Secured Parties”).  Pursuant to the Agreement, in consideration of the extension of loans to the Company evidenced by the debentures, the Grantors have granted to the Collateral Agent, for the ratable benefit of all Secured Parties, a perfected first priority security interest in certain property of the Grantors to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the debentures.

In addition, participants in the Company’s prior debenture offerings pursuant to its Private Placement Memorandums dated April 30, 2009, August 27, 2009 and December 4, 2009, those investors can participate in the Agreement, and be entitled to the benefits thereunder, by signing the Agreement and agreeing to extend the maturity date of their Debentures to December 31, 2010, the same maturity date as those debentures issued pursuant to the December 2009 private placement memorandum.

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

At March 31, 2010, the unamortized discount on the Debenture is approximately $4,804. The following table reflects the convertible debt at March 31, 2010:

Convertible Debt	$650,000
Less: Current portion of debt discount	(4,804)

Value of debt at March 31, 2010	$645,196

The following table summarizes the charges to interest, amortization and other expense, net for the three months ended March 31, 2010:

Interest expense on debt	$13,000
Accretion of debt discount	$4,804

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

At March 31, 2010, the unamortized discount on the Debenture is approximately $18,939. The following table reflects the convertible debt at March 31, 2010:

Convertible Debt	$1,425,000
Less: Current portion of debt discount	(18,939)

Value of debt at March 31, 2010	$1,406,061

The following table summarizes the charges to interest, amortization and other expense, net for the three months ended March 31, 2010:

Interest expense on debt	$28,500
Accretion of debt discount	$8,117

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

Commencing in December 2009, the Company entered into subscription agreements (the “Subscription Agreements”) with accredited individual investors (each, an “Investor” and collectively, the “Investors”), pursuant to which the Company commenced a private placement (the “Private Placement”) of its 8% convertible promissory notes maturing on December 31, 2010. The Private Placement offering was closed effective April 5, 2010.

On December 31, 2009, January 29, 2010, February 2, 2010, March 15, 2010 and March 29, 2010 the Company entered into a Subscription Agreement with various accredited individual investors (the “3rd Closing Investors”) in a first closing of the Private Placement and issued convertible promissory notes in the original aggregate principal amount of $1,025,000 (the “3rd Closing Notes”).  The convertible promissory notes mature on December 31, 2010. Investors purchased for $1,025,000 8% Convertible Debentures (the “Debenture”) in the aggregate principal amount of $1,025,000 together with warrants (the “Warrants”) to purchase an aggregate of 512,500 shares of Common Stock for $0.50 per share. The convertible notes are convertible by the holders at any time at a conversion price of $0.50 per share into the Company’s common stock.  The convertible notes are due and payable at maturity together with interest at the rate of 8% per annum. The Company expects to use the proceeds of the financing to finance on-going operations.

The Debentures did not contain a beneficial conversion feature at the time of issuance.

Total funds received of $1,025,000 were allocated $5,144 to the Warrants and $244,856 to the Debenture. The relative fair value of the Warrants is $17,154 which was determined using the Black-Scholes option-pricing model.  The discount on the Debenture attributable to the Warrants of $17,154 is being amortized to interest expense over the term of the Debenture using the effective interest method.

At March 31, 2010, the unamortized discount on the Debenture is approximately $14,627. The following table reflects the convertible debt at March 31, 2010:

Convertible Debt	$1,025,000
Less: Current portion of debt discount	(14,627)

Value of debt at March 31, 2010	$1,010,373

The following table summarizes the charges to interest, amortization and other expense, net for the three months ended March 31, 2010:

Interest expense on debt	$9,383
Accretion of debt discount	$2,527

In consideration for services rendered as the placement agent in the Private Placement, the Company issued to Fordham Financial Management, Inc.(“Fordham”) ten-year warrants to purchase 307,500 shares of the Company’s Common Stock at an exercise price of $0.50 per share (the “Fordham Warrants”), for the 3rd Closing of the Private Placement. Fordham also received, in consideration for services rendered as placement agent cash commissions aggregating $133,250, which represents 13% of the aggregate gross proceeds of the 3rd Closing. The Company utilized the Black-Scholes methodology in determining the fair market value of the Fordham Warrants, which is $83,667, and this amount is expensed over the expected life of the convertible notes.  The Company also paid $23,960 in other issuance costs. The placement agent cash commission, other issuance costs and Fordham warrants are recorded as deferred loan costs in the accompanying balance sheet.

Note 7 -      Fair Value Measurements

The Company  remeasures its financial assets and liabilities at fair value at each reporting period and non-financial assets and liabilities that are remeasured and reported at fair value at least annually.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATON.

Forward Looking Statements

Some of the information in this report contains forward-looking information that involve risks and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters.  You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and other words and expressions of similar meaning.  No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. You should also consider carefully the statements under “Description of Business - Risk Factors” in our 2009 Form 10-K, which address factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

RESULTS OF OPERATIONS

Comparison of the three months ending March 31, 2010 and 2009

REVENUES.  During the first quarter of 2010 we began to manufacture, market and sell our thin film product, and we are no longer considered a developmental stage entity as defined by the Financial Accounting Standards Board.

Revenues were $63,536 for the three months ended March 31, 2010 and $0 for the three months ended March 31, 2009.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the three months ended March 31, 2010 and the three months ended March 31, 2009 was $0.  We did not incur any cost of revenue for the three months ended March 31, 2010 related to our thin film sales, as the thin film was recorded as research and development expense in 2009.  We will incur cost of revenues related to revenue earned from thin film sales occurring after March 31, 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 42% or approximately $338,000, to $1,150,756 for the three months ended March 31, 2010 from $812,770 for the three months ended March 31, 2009.  The major components of the increase are as follows:

a)  Salaries and benefits increased by approximately $438,000 to $925,000 for the three months ended March 31, 2010 compared to $487,000 for the three months ended March 31, 2009 due to a decrease in salaries to $65,000 for the three months ended March 31, 2010 compared to $149,000 for the three months ended March 31, 2009; and stock compensation expense increased to $832,000 for the three months ended March 31, 2010 compared to $228,000 for the three months ended March 31, 2009;

b) Legal expense increased by approximately $5,000 to $43,000 for the three months ended March 31, 2010 compared to $38,000 for the three months ended March 31, 2009;

c) Accounting expense decreased by approximately $1,000 to $25,000 for the three months ended March 31, 2010 compared to $26,000 for the three months ended March 31, 2009;

d) Office expense decreased by approximately $1,000 to $2,000 for the three months ended March 31, 2010 compared to $3,000 for the three months ended March 31, 2009;

e) Travel expense decreased by approximately $3,000 to $2,000 for the three months ended March 31, 2010 compared to $5,000 for the three months ended March 31, 2009;

f) Depreciation and amortization expense decreased by approximately $5,000 to $78,000 for the three months ended March 31, 2010 compared to $83,000 for the three months ended March 31, 2009.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $159,000 during the three months ended March 31, 2010 to $851,112 from $1,010,346 for the three months ended March 31, 2009. The major components of the decrease are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $106,000 to $743,000 for the three months ended March 31, 2010 compared to $849,000 for the three months ended March 31, 2009 due to a decrease in salaries to $171,000 for the three months ended March 31, 2010 compared to $318,000 for the three months ended March 31, 2009; and stock compensation expense increased to $524,000 for the three months ended March 31, 2010 compared to $407,000 for the three months ended March 31, 2009;

b) Consulting expense attributable to research and development decreased by approximately $14,000 to $22,000 for the three months ended March 31, 2010 compared to $36,000 for the three months ended March 31, 2009;

c) Lab expense decreased by approximately $43,000 to $10,000 for the three months ended March 31, 2010 compared to $53,000 for the three months ended March 31, 2009 primarily due to decreased services related to prototype development; and

d) Travel expense attributable to research and development stayed constant at $26,000 for the three months ended March 31, 2010 and the three months ended March 31, 2009.

OTHER INCOME (EXPENSE).

a) Debt issuance expense increased to an expense of $142,612 for the three months ended March 31, 2010 as compared to $0 during the three months ended March 31, 2010, due to the debt raised in the 2nd, 3rd and 4th quarter of 2009 and 1st quarter of 2010.

b) Interest income (expense), net decreased to an expense of ($66,327) for the three months ended March 31, 2010 as compared to income of $3,530 for the three months ended March 31, 2009 primarily due to less cash on hand and interest expense associated with the debt raised in the 2nd, 3rd and 4th quarter of 2009 and 1st quarter of 2010.

NET LOSS.   Net loss increased to $2,147,271 for the three months ended March 31, 2010, as compared to $1,819,586 for the three months ended March 31, 2009. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the three months ended March 31, 2010 was $2,147,271 as compared to a net loss attributable to common stockholders of $3,001,262 for the three months ended March 31, 2009. The net loss attributable to common stockholders for the three months ended March 31, 2009 includes $1,181,676 of accrued but unpaid preferred stock dividends.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the three months ended March 31, 2010 decreased to $536,130 as compared to $896,870 used for the three months ended March 31, 2009. This is primarily attributable to a decrease in research and development expense for the three months ended March 31, 2010.

Investing Activities

Cash used for investing activities during the three months ended March 31, 2010 and three months ended March 31, 2009 amounted to $0.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements of common stock, convertible investor notes, Series A Convertible Preferred Stock offering which we closed in December 2004 and

January 2005 and Series B Convertible Preferred Stock offering which we closed in February 2007 and Series C Convertible Preferred Stock offering we closed in September 2007 and various convertible notes offering which closed in 2009. During the three months ended March 31, 2010, the total net cash provided by financing activities was $666,274, from the net proceeds received from convertible notes.  During the three months ended March 31, 2009, the total net cash provided by financing activities was $0.

Working Capital

As of March 31, 2010, we had a cash balance of $0.4 million. In the 4th quarter of 2008, the Company’s management began to reduce operating expenses and delay planned expenditures to preserve the Company’s working capital.  In the second quarter of 2009, the Company raised a total of $650,000 in convertible notes.  In the third quarter of 2009, the Company raised a total of $1,275,000 in convertible notes.  In the fourth quarter of 2009, the Company raised a total of $400,000 in convertible notes.  In the first quarter of 2010, the Company raised a total of $775,000 in convertible notes.    We project that current cash reserves will sustain our operations at least through May 15, 2010, and we are not aware of any trends or potential events that are likely to impact our short term liquidity through this term.

We are a company and have not experienced significant operations since our formation. We reached a positive working capital position as of the first quarter of 2005 as a result of our financing activities. We have incurred significant operating losses during the years ended December 31, 2002, 2003, 2004, 2005, 2006, 2007, 2008 and 2009 and the three months ended March 31, 2010. Our principal activities have been organizational matters, capital raising activities including issuance of stock, product research and development, fund raising, and market research.

To date, we have had only a few revenue-generating services or development contracts.  See “Risk Factors” included in our 2009 Form 10-K.

Management will work to establish specific applications for our display technology that will generate significant revenues and cash flows to support operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2010, management, including our Chief Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management concluded that, as of March 31, 2010, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  On March 14, 2010, our former Chief Financial Officer resigned.  As a result, we have changed certain controls over financial reporting.  Specifically, all significant cash expenditures and other safekeeping of cash controls are reviewed and approved by our Chief Executive Officer.  We believe that these changes do not impact the operating effectiveness of our internal control over financial reporting during our most recent fiscal quarter.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Real-Estateforlease.com, Inc. (1)
3.2	Amended and Restated Bylaws of Uni-Pixel, Inc. (1)
4.1	Certificate of Designations of Real-Estateforlease.com, Inc. Series A Convertible Preferred Stock (1)
4.2	Junior Subordinated Unsecured Promissory Note (1)
4.3	Common Stock Purchase Warrant No. 1 (1)
4.4	Common Stock Purchase Warrant No. 2 (1)
4.5	Common Stock Purchase Warrant No. 3 (1)
4.6	Form of Common Stock certificate (2)
4.7	Uni-Pixel, Inc. 12% Senior Secured Convertible Debenture No. 1 issued to Trident Growth Fund, L.P., dated May 24, 2006. (3)
4.8	Uni-Pixel, Inc. 12% Senior Secured Convertible Debenture No. 1 issued to CapSource Fund, L.P., dated May 24, 2006. (3)
4.9	Uni-Pixel, Inc. 10% Senior Unsecured Convertible Debenture dated September 12, 2006. (4)
4.10	Common Stock Purchase Warrant No. 1 issued to Trident Growth Fund, L.P., dated May 24, 2006. (3)
4.11	Common Stock Purchase Warrant No. 1 issued to CapSource Fund, L.P., dated May 24, 2006. (3)
4.12	Common Stock Purchase Warrant dated September 12, 2006. (4)
10.1	Securities Purchase Agreement dated May 24, 2006, by and between Uni-Pixel, Inc., Uni-Pixel Displays, Inc., Trident Growth Fund, L.P. and CapSource Fund, L.P. (3)
10.2	Security Agreement dated May 24, 2006, by and between Uni-Pixel, Inc., Uni-Pixel Displays, Inc., Trident Growth Fund, L.P. and CapSource Fund, L.P. (3)
10.3	Securities Purchase Agreement dated September 12, 2006 (4)
31.1	Certification of the President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
31.2	Certification of the Principal Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1	Certification of the President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
32.2	Certification of the Principal Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Previously filed as an exhibit to the Company’s Form 10-SB, filed on February 18, 2005, and incorporated by reference hereto.
(2)	Previously filed as an exhibit to the Company’s Form 10-KSB, filed on March 28, 2006, and incorporated by reference hereto.
(3)	Previously filed as an exhibit to the Company’s Form 10-QSB, filed on August 14, 2006, and incorporated by reference hereto.
(4)	Previously filed as an exhibit to the Company’s Form 8-K, filed on September, 2006, and incorporated by reference hereto.
(5)	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

May 10, 2010	By:	/s/ Reed Killion
Date		Reed Killion, Chief Executive Officer and President