Form 10-Q
period 2010-06-30
Uni-Pixel
filed 2010-07-30
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of July 30, 2010, the issuer had 52,100,535 shares of issued and outstanding common stock, par value $0.001 per share.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Uni-Pixel, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,934,802	$307,850
Restricted cash	34,877	34,877
Accounts receivable	17,375	—
Deferred loan costs	232,781	385,549
Prepaid expenses	3,400	3,400

Total current assets	2,223,235	731,676

Property and equipment, net of accumulated depreciation of $1,457,218 and $1,328,662, at June 30, 2010 and December 31, 2009, respectively	148,805	277,361
Intangible assets, net of accumulated amortization of $0 and $61,640, at June 30, 2010 and December 31, 2009, respectively	—	168,250

Total assets	$2,372,040	$1,177,287

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$809,848	$927,641
Deferred revenue	33,333	33,333
Convertible notes payable, net of unamortized discounts of $20,574 and $41,807 at June 30, 2010 and December 31, 2009, respectively	3,079,426	2,283,193
Interest payable	174,200	61,317

Total current liabilities	4,096,807	3,305,484

Total liabilities	4,096,807	3,305,484

Commitments and contingencies (Note 4)	—	—

Shareholders’ deficit
Common stock, $0.001 par value; 100,000,000 shares authorized, 52,100,535 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	52,101	52,101
Additional paid-in capital	49,602,627	47,728,226
Accumulated deficit	(51,379,495)	(49,908,524)

Total shareholders’ deficit	(1,724,767)	(2,128,197)

Total liabilities and shareholders’ deficit	$2,372,040	$1,177,287

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Six Months Ended June 30,
	2010	2009

Revenues
Development contract revenue	$102,764	$—

Total revenues	—	—

Cost of revenues	—	—

Gross margin	102,764	—

Selling, general and administrative expenses	1,704,805	1,434,726
Research and development	1,491,428	1,758,170

Operating loss	(3,093,469)	(3,192,896)

Other income (expense)
Gain on sale of intellectual property	2,088,835	—
Debt issuance expense	(322,046)	(6,551)
Interest income (expense), net	(144,291)	683

Net loss	$(1,470,971)	$(3,198,764)

Preferred stock dividends and amortization of discount	—	(2,372,996)
Net loss attributable to common shareholders	$(1,470,971)	$(5,571,760)

Per share information
Operating loss — basic and diluted	$(0.06)	$(0.14)
Net loss — basic and diluted	(0.03)	(0.14)
Preferred stock dividends	—	(0.10)
Net loss attributable to common shareholders — basic and diluted	$(0.03)	$(0.24)

Weighted average number of basic and diluted common shares outstanding	52,100,535	22,897,418

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,
	2010	2009

Revenues
Development contract revenue	$39,228	$—

Total revenues	—	—

Cost of revenues	—	—

Gross margin	39,228	—

Selling, general and administrative expenses	554,049	621,956
Research and development	640,316	747,824

Operating loss	(1,155,137)	(1,369,780)

Other income (expense)
Gain on sale of intellectual property	2,088,835	—
Debt issuance expense	(179,434)	(6,551)
Interest income (expense), net	(77,964)	(2,847)

Net income (loss)	$676,300	$(1,379,178)

Preferred stock dividends and amortization of discount	—	(1,191,320)
Net income (loss) attributable to common shareholders	$676,300	$(2,570,498)

Per share information
Operating loss — basic and diluted	$(0.02)	$(0.06)
Net income (loss) — basic and diluted	0.01	(0.06)
Preferred stock dividends	—	(0.05)
Net income (loss) attributable to common shareholders — basic and diluted	$0.01	$(0.11)
Weighted average common shares outstanding — basic and diluted	52,100,535	22,897,418

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

	Common Stock				Total
	Number		Additional		Shareholders’
	of Shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2008	22,897,418	$22,897	$30,785,560	$(43,475,391)	$(12,666,934)
Conversion of Series B & C Preferred Stock	29,203,117	29,204	17,910,605	—	17,939,809
Additional warrants and dividends issued to Series B & C Preferred Stock holders to induce conversion to common stock	—	—	1,060,295	(1,060,295)	—
Stock compensation expense	—	—	1,234,419	—	1,234,419
Issuance of warrants to convertible note investors	—	—	61,389	—	61,389
Issuance of warrants to placement agent	—	—	245,094	—	245,094
Amortization of discount of Series B Preferred Stock	—	—	(1,114,681)	—	(1,114,681)
Amortization of discount of Series C Preferred Stock	—	—	(1,142,893)	—	(1,142,893)
Series B Preferred Stock dividends	—	—	(715,397)	—	(715,397)
Series C Preferred Stock dividends	—	—	(596,165)	—	(596,165)
Net loss	—	—	—	(5,372,838)	(5,372,838)
Balance, December 31, 2009	52,100,535	$52,101	$47,728,226	$(49,908,524)	$(2,128,197)
Stock compensation expense	—	—	1,801,838	—	1,801,838
Issuance of warrants to convertible note investors	—	—	12,010	—	12,010
Issuance of warrants to placement agent	—	—	60,553	—	60,553
Net loss	—	—	—	(1,470,971)	(1,470,971)
Balance, June 30, 2010 (unaudited)	52,100,535	$52,101	$49,602,627	$(51,379,495)	$(1,724,767)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uni-Pixel, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(1,470,971)	$(3,198,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135,641	166,114
Stock compensation expense	1,801,838	845,746
Amortization of deferred loan costs	322,046	6,551
Amortization of discounts on notes payable	33,244	786
Issuance of warrants to placement agent	—	74,674
Gain on sale of intellectual property	(2,088,835)	—
Change in operating assets and liabilities:
Increase in deferred financing costs	—	(164,674)
Increase in accounts receivable	(17,375)	—
Increase (decrease) in accounts payable	(117,793)	61,615
Increase in accrued interest payable	112,883	2,678
Increase in accrued expenses and other liabilities	—	200,075
Net cash used in operating activities	(1,289,322)	(2,005,199)

Cash flows from investing activities
Proceeds from the sale of intellectual property	2,250,000	—
Net cash provided by investing activities	2,250,000	—

Cash flows from financing activities
Proceeds from convertible notes payable	775,000	650,000
Payment of deferred loan costs	(108,726)	—
Net cash provided by financing activities	666,274	650,000

Net increase (decrease) in cash and cash equivalents	1,626,952	(1,355,199)
Cash and cash equivalents, beginning of period	307,850	2,035,547
Cash and cash equivalents, end of period	$1,934,802	$680,348

Supplemental disclosures of cash flow information:
Preferred stock dividend and amortization of discount	$—	$2,372,996
Issuance of warrants to convertible note investors	$12,010	$—
Issuance of warrants to Placement Agent	$60,553	$74,674

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Uni-Pixel is a production stage company delivering its Clearly Superior™ Performance Engineered Films to the Lighting & Display, Solar and Flexible Electronics market segments. We have approximately 13 patents issued or filed and have extensive expertise, technology know-how and trade secrets—protecting its performance engineered film development and manufacturing platforms.

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

Uni-Pixel is developing 3D Films, ITO-Less Touch Films, Privacy Films and Flexible Electronic Films based on our newly-developed UniBoss™  manufacturing process for flexible thin-film conductors. In addition, our work in developing TMOS has led to advances in the thin-film and advanced optics arenas that can be leveraged for other marketable applications.  Uni-Pixel intends to explore the business potential within these applications and pursue those markets that offer profitable opportunities either through licensing or direct production and sales.  As of June 30, 2010, Uni-Pixel had accumulated a total deficit of $51.4 million from operations in pursuit of these objectives.

Uni-Pixel anticipates that its initial film sales will allow us to fund and support further technology developments in the Lighting & Display, 3D displays, Solar photovoltaics, Avionics and Flexible Electronics market segments.

Uni-Pixel developed TMOS display offerings will enable thin, lightweight and power-efficient devices, which are highly suitable for use in full-color display applications.  Uni-Pixel believes TMOS displays will be able to capture a share of the growing $100+ billion flat panel display market due to the significant advantages it has the potential to provide over competing display technologies with respect to manufacturing and materials cost, brightness, power efficiency, viewing angle and video response time and image quality.   In May of 2010 Uni-Pixel sold its TMOS display portfolio patent to Rambus Inc. (“Rambus”).  Rambus intends to license the technology to global lighting and display manufacturers and have Uni-Pixel support their efforts with engineering services and optical Performance Engineered Film sales. Uni-Pixel has no further obligation to provide engineering services to Rambus related to the patents sold.  Any engineering services and film sales to Rambus would be entered into under new agreements between Rambus and Uni-Pixel.

Uni-Pixel’s strategy is to further develop its proprietary Clearly Superior™ Performance Engineered Films technology around the 5 -6 vertical markets that the Company has identified as high growth profitable market opportunities.  We have and will continue to utilize contract manufacturing for prototype fabrication to augment its internal capabilities in the short term. Uni-Pixel also plans to supply its key thin film components and enter into joint developments or ventures in key vertical market segments to exploit the existing manufacturing and distribution channels of our targeted partners. Through Uni-Pixel’s internal research and development efforts, we have established a strong portfolio of TMOS-related patents and patent applications, as well as other intellectual property rights that support these joint venture,  licensing and manufacturing strategies.

Since our inception, we have been primarily engaged in developing our initial product technologies, recruiting personnel, commencing our U.S. operations and obtaining sufficient capital to meet our working capital needs. In the course of our development activities, we have sustained losses and expect such losses to continue through at least December 31, 2010. We will finance our operations primarily through our existing cash and possible future financing transactions.

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

As of June 30, 2010, we had cash and cash equivalents of $1.9 million.  We believe that our existing capital resources are adequate to finance our operations until December 31, 2010.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional debt and equity to meet our business objectives.

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

Note 2 -                  Going Concern

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  However, Uni-Pixel has sustained losses and negative cash flows from operations since its inception. As shown in the accompanying consolidated financial statements, Uni-Pixel incurred recurring net losses of $1.5 million and $3.2 million for the six months ended June 30, 2010 and 2009, respectively, has negative working capital of $1.9 million and has an accumulated deficit of $51.4 million as of June 30, 2010.  The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations.  Starting in the fourth quarter of 2008, the Company’s management began to reduce operating expenses and delay planned expenditures to maximize cash available for working capital needs.

In 2009, the Company raised a total of $2,325,000 in convertible notes.  In the first quarter of 2010, the Company raised a total of $775,000 in convertible notes.  In the second quarter of 2010, the Company sold various intellectual property recorded at $161,165, net, to Rambus, Inc. for $2,250,000.  Management believes that it has sufficient cash to enable the Company to continue operations until December 31, 2010.

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

The conditions described above create substantial doubt as to Uni-Pixel’s ability to continue as a going concern.  The June 30, 2010 condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the technology industry.  There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2010 compared to what was previously disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2009. The consolidated financial information as of December 31, 2009 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2009.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the insured limit of $250,000 at June 30, 2010 and December 31, 2009.  The amounts held in these banks did exceed the insured limit of $250,000 as of June 30, 2010. The amounts held in these banks did not exceed the insured limit of $250,000 as of December 31, 2009.    The terms of other deposits are on demand and are subject to guarantees in full by FDIC under the Transaction Account Guarantee Program.   We have not incurred losses related to these deposits.  In addition, on June 30, 2010 and December 31, 2009, we held an investment account of $0 and $211,441, respectively, with a financial institution other than a bank.  These funds are invested in money market funds.  We have not incurred losses related to these deposits.

Restricted cash

As of June 30, 2010 and December 31, 2009, we had restricted cash of $34,877.  This amount secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas as of both June 30, 2010 and December 31, 2009.

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

The Company has losses carried forward for income tax purposes to June 30, 2010. There are no current or deferred tax expenses for the six month periods ended June 30, 2010 and 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. Accordingly, no benefit has been recognized on the net loss as the realization of the net operating loss carryforward cannot be assured.

Income and loss per share data

Basic income (loss) per share is calculated based on the weighted average common shares outstanding during the period, after giving effect to the manner in which the merger was accounted for as described in Note 1. Diluted earnings per share also gives effect to the dilutive effect of stock options, warrants (calculated based on the treasury stock method) and convertible notes and convertible preferred stock. The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.

At June 30, 2010, options and warrants to purchase 28,986,858 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share were outstanding.  Further, at June 30, 2010, convertible debt of $3,100,000 plus accrued interest of $174,200 were outstanding, which in total may convert, at the holder’s option, into 6,548,400 common shares.  These amounts were not included in the computation of diluted earnings per share as their effect would be antidilutive for the six months ending June 30, 2010 and 2009, as well as the three months ended June 30, 2010 and 2009 as the Company has incurred an operating loss during these periods.

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

Note 4 -                  Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities in The Woodlands, Texas under a third party non-cancelable operating lease through November 30, 2010. Future minimum lease commitments as of June 30, 2010 are as follows:

Year Ending December 31
Six months ending 2010	$87,193
2011	—
2012	—
2013	—
2014	—
Thereafter	—
Total	$87,193

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

Common Stock

During the six months ended June 30, 2010 (1) we issued no shares of common stock for cash in connection with the exercise of stock options; and (2) issued no shares of common stock in exchange for cashless exercise of warrants.

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

In the second quarter of 2010, 204,862 options to purchase our common stock with an exercise price of $0.50 per share were retired.

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

In the second quarter of 2010, we granted a total of 50,000 options to purchase our common stock with an exercise price of $0.52 per share to two consultants.  In the second quarter of 2010, 361,180 options to purchase our common stock with an exercise price of $0.50 per share were retired.

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

In the second quarter of 2010, we granted a total of 1,565,000 options to purchase our common stock with an exercise price of $0.50 per share to five employees.    These options vest 25% immediately as of May 19, 2010; 25% on the one year anniversary of the date of grant; 25% on the two year anniversary of the date of grant; and 25% on the three year anniversary of the date of grant.  The options expire on May 19, 2020.  In the second quarter of 2010, 335,000 options to purchase our common stock with an exercise price of $0.50 per share were retired.

Other Stock Options

In the first and second quarters of 2010, we did not grant any other stock options.

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

Total compensation expense recognized for options was approximately $1.8 million and $0.8 million for the six months ended June 30, 2010 and June 30, 2009, respectively.  The Company has recorded approximately $1.1 million of stock compensation expense in selling, general and administrative expenses and approximately $0.7 million in research and development expense for the six months ended June 30, 2010 and approximately $0.3 million of stock compensation expense in selling, general and administrative expenses and approximately $0.5 million in research and development expense for the six months ended June 30, 2009.

A summary of the changes in the total stock options outstanding during the six months ended June 30, 2010 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2009	5,851,119	$1.55
Granted	8,840,000	0.50
Forfeited or expired	(2,480,729)	0.50
Exercised	—	—
Outstanding at June 30, 2010	12,210,390	$0.60
Vested and exercisable at June 30, 2010	7,082,646	$0.68

The fair value of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended June 30, 2010	Three Months ended June 30, 2009	Six Months ended June 30, 2010	Six Months ended June 30, 2009
Expected life (years)	5 years	5 years	5 years	5 years
Interest rate	2.13 to 2.18%	1.85%	2.13 to 2.41%	1.85%
Dividend yield	—	—	—	—
Volatility	143.79%	135.15%	143.79%	135.15%
Forfeiture rate	—	—	—	—

At June 30, 2010, there was $1.9 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.35 years.  There were 1,958,211 options that became vested during the six months ended June 30, 2010.

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

On June 10, 2009 and June 30, 2009, the Company entered into a Subscription Agreement with various accredited individual investors (the “1st Closing Investors”) in a first closing of the Private Placement and issued convertible promissory notes in the original aggregate principal amount of $650,000 (the “1st Closing Notes”).  The convertible promissory notes mature on July 9, 2010. Investors purchased for $650,000 8% Convertible Debentures (the “Debenture”) in the aggregate principal amount of $650,000 together with warrants (the “Warrants”) to purchase an aggregate of 325,000 shares of Common Stock for $0.50 per share. The convertible notes are convertible by the holders at any time at a conversion price of $0.50 per share into the Company’s common stock.  The convertible notes are due and payable at maturity together with interest at the rate of 8% per annum. The Company expects to use the proceeds of the financing to finance on-going operations.   As of July 30, 2010, $475,000 of the 1st Closing Notes are due and in default, and $175,000 of the 1st Closing Notes are participating in the Agreement and have extended the maturity date of their Debentures to December 31, 2010.

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

At June 30, 2010, the unamortized discount on the Debenture is $0. The following table reflects the convertible debt at June 30, 2010:

Convertible Debt	$650,000
Less: Current portion of debt discount	—

Value of debt at June 30, 2010	$650,000

The following table summarizes the charges to interest, amortization and other expense, net for the six months ended June, 2010:

Interest expense on debt	$26,000
Accretion of debt discount	$9,608

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

On August 31, 2009, September 30, 2009 and October 2, 2009, the Company entered into a Subscription Agreement with various accredited individual investors (the “2nd Closing Investors”) in a first closing of the Private Placement and issued convertible promissory notes in the original aggregate principal amount of $1,425,000 (the “2nd Closing Notes”).  The convertible promissory notes mature on October 22, 2010. Investors purchased for $1,425,000 8% Convertible Debentures (the “Debenture”) in the aggregate principal amount of $1,425,000 together with warrants (the “Warrants”) to purchase an aggregate of 712,500 shares of Common Stock for $0.50 per share. The convertible notes are convertible by the holders at any time at a conversion price of $0.50 per share into the Company’s common stock.  The convertible notes are due and payable at maturity together with interest at the rate of 8% per annum. The Company expects to use the proceeds of the financing to finance on-going operations.  As of July 30, 2010, $350,000 of the 2nd Closing Notes are due on October 22, 2010 and $1,075,000 of the 2nd Closing Notes are participating in the Agreement and have extended the maturity date of their Debentures to December 31, 2010.

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

At June 30, 2010, the unamortized discount on the Debenture is approximately $10,822. The following table reflects the convertible debt at June 30, 2010:

Convertible Debt	$1,425,000
Less: Current portion of debt discount	(10,822)

Value of debt at June 30, 2010	$1,414,178

The following table summarizes the charges to interest, amortization and other expense, net for the six months ended June 30, 2010:

Interest expense on debt	$57,000
Accretion of debt discount	$16,233

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

On December 31, 2009, January 29, 2010, February 2, 2010, March 15, 2010 and March 29, 2010 the Company entered into a Subscription Agreement with various accredited individual investors (the “3rd Closing Investors”) in a first closing of the Private Placement and issued convertible promissory notes in the original aggregate principal amount of $1,025,000 (the “3rd Closing Notes”).  The convertible promissory notes mature on December 31, 2010. Investors purchased for $1,025,000 8% Convertible Debentures (the “Debenture”) in the aggregate principal amount of $1,025,000 together with warrants (the “Warrants”) to purchase an aggregate of 512,500 shares of Common Stock for $0.50 per share. The convertible notes are convertible by the holders at any time at a conversion price of $0.50 per share into the Company’s common stock.  The convertible notes are due and payable at maturity together with interest at the rate of 8% per annum. The Company expects to use the proceeds of the financing to finance on-going operations.  As of July 30, 2010, $1,025,000 of the 3rd Closing Notes are participating in the Agreement and their maturity date of their Debentures is December 31, 2010.

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

At June 30, 2010, the unamortized discount on the Debenture is approximately $9,751. The following table reflects the convertible debt at June 30, 2010:

Convertible Debt	$1,025,000
Less: Current portion of debt discount	(9,752)

Value of debt at June 30, 2010	$1,015,248

The following table summarizes the charges to interest, amortization and other expense, net for the six months ended June 30, 2010:

Interest expense on debt	$29,833
Accretion of debt discount	$7,403

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

Note 7 -                  Patents

In May 2010, Uni-Pixel sold its TMOS display portfolio patents to Rambus, Inc. for $2,250,000. The intellectual property had a carrying value of $161,165 on the date of sale.  Rambus intends to license the technology to global lighting and display manufacturers and have Uni-Pixel support their efforts with engineering services and optical Performance Engineered Film sales.  Uni-Pixel has no future obligation to provide engineering services to Rambus related to the patents sold.  Any engineering services and film sales to Rambus would be entered into under new agreements between Rambus and Uni-Pixel.

Note 8 -                  Fair Value Measurements

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

RESULTS OF OPERATIONS

Comparison of the six months ending June 30, 2010 and 2009

REVENUES.  During the first quarter of 2010 we began to manufacture, market and sell our thin film product, and we are no longer considered a developmental stage entity as defined by the Financial Accounting Standards Board.

Revenues were $102,764 for the six months ended June 30, 2010 and $0 for the six months ended June 30, 2009.  The revenue for the six months ended June 30, 2010 was primarily related to the sale and marketing of our thin film product.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the six months ended June 30, 2010 and the six months ended June 30, 2009 was $0.  We did not incur any cost of revenue for the six months ended June 30, 2010 related to our thin film sales, as the thin film was recorded as research and development expense in 2009.  We will incur cost of revenues related to revenue earned from thin film sales occurring after June 30, 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 19% or approximately $270,000, to $1,704,805 for the six months ended June 30, 2010 from $1,434,726 for the six months ended June 30, 2009.  The major components of the increase are as follows:

a)  Salaries and benefits increased by approximately $428,000 to $1,290,000 for the six months ended June 30, 2010 compared to $862,000 for the six months ended June 30, 2009 due to a decrease in salaries to $175,000 for the six months ended June 30, 2010 compared to $312,000 for the six months ended June 30, 2009; and stock compensation expense increased to $1,057,000 for the six months ended June 30, 2010 compared to $364,000 for the six months ended June 30, 2009;

b) Legal expense increased by approximately $13,000 to $94,000 for the six months ended June 30, 2010 compared to $81,000 for the six months ended June 30, 2009;

c) Accounting expense increased by approximately $1,000 to $45,000 for the six months ended June 30, 2010 compared to $44,000 for the six months ended June 30, 2009;

d) Office expense increased by approximately $1,000 to $9,000 for the six months ended June 30, 2010 compared to $8,000 for the six months ended June 30, 2009;

e) Travel expense decreased by approximately $4,000 to $5,000 for the six months ended June 30, 2010 compared to $9,000 for the six months ended June 30, 2009;

f) Depreciation and amortization expense decreased by approximately $30,000 to $136,000 for the six months ended June 30, 2010 compared to $166,000 for the six months ended June 30, 2009.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $267,000 during the six months ended June 30, 2010 to $1,491,428 from $1,758,170 for the six months ended June 30, 2009. The major components of the decrease are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $136,000 to $1,237,000 for the six months ended June 30, 2010 compared to $1,373,000 for the six months ended June 30, 2009 due to a decrease in salaries to $407,000 for the six months ended June 30, 2010 compared to $658,000 for the six months ended June 30, 2009; and stock compensation expense increased to $744,000 for the six months ended June 30, 2010 compared to $482,000 for the six months ended June 30, 2009;

b) Consulting expense attributable to research and development decreased by approximately $63,000 to $40,000 for the six months ended June 30, 2010 compared to $103,000 for the six months ended June 30, 2009;

c) Lab expense decreased by approximately $56,000 to $63,000 for the six months ended June 30, 2010 compared to $119,000 for the six months ended June 30, 2009 primarily due to decreased services related to prototype development; and

d) Travel expense attributable to research and development decreased by $6,000 to $56,000 for the six months ended June 30, 2010 compared to $62,000 for the six months ended June 30, 2009.

OTHER INCOME (EXPENSE).

a) In May 2010, the Company sold various intellectual property recorded at $161,165, net, to Rambus, Inc. for $2,250,000.  Rambus intends to license the technology to global lighting and display manufacturers and have Uni-Pixel support their efforts with engineering services and optical Performance Engineered Film sales.  Uni-Pixel has no future obligation to provide engineering services to Rambus related to the patents sold.  Any engineering services and film sales to Rambus would be entered into under new agreements between Rambus and Uni-Pixel.

b) Debt issuance expense increased to an expense of $322,046 for the six months ended June 30, 2010 as compared to $6,551 during the six months ended June 30, 2009, due to the debt raised in the 2nd, 3rd and 4th quarter of 2009 and 1st quarter of 2010.

c) Interest income (expense), net decreased to an expense of ($144,291) for the six months ended June 30, 2010 as compared to income of $683 for the six months ended June 30, 2009 primarily due to less cash on hand and interest expense associated with the debt raised in the 2nd, 3rd and 4th quarter of 2009 and 1st quarter of 2010.

NET LOSS.   Net loss decreased to $1,470,971 for the six months ended June 30, 2010, as compared to $3,198,764 for the six months ended June 30, 2009. We compute our net income (loss) per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the six months ended June 30, 2010 was $1,470,971 as compared to a net loss attributable to common stockholders of $5,571,760 for the six months ended June 30, 2009. The net loss attributable to common stockholders for the six months ended June 30, 2009 includes $2,372,996 of accrued but unpaid preferred stock dividends.

Comparison of the three months ending June 30, 2010 and 2009

REVENUES.  During the first quarter of 2010 we began to manufacture, market and sell our thin film product, and we are no longer considered a developmental stage entity as defined by the Financial Accounting Standards Board.

Revenues were $39,228 for the three months ended June 30, 2010 and $0 for the three months ended June 30, 2009.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues for the three months ended June 30, 2010 and the three months ended June 30, 2009 was $0.  We did not incur any cost of revenue for the three months ended June 30, 2010 related to our thin film sales, as the thin film was recorded as research and development expense in 2009.  We will incur cost of revenues related to revenue earned from thin film sales occurring after June 30, 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 11% or approximately $68,000, to $554,049 for the three months ended June 30, 2010 from $621,956 for the three months ended June 30, 2009.  The major components of the decrease are as follows:

a)  Salaries and benefits decreased by approximately $11,000 to $364,000 for the three months ended June 30, 2010 compared to $375,000 for the three months ended June 30, 2009 due to a decrease in salaries to $110,000 for the three months ended June 30, 2010 compared to $163,000 for the three months ended June 30, 2009; and stock compensation expense increased to $226,000 for the three months ended June 30, 2010 compared to $126,000 for the three months ended June 30, 2009;

b) Legal expense increased by approximately $7,000 to $50,000 for the three months ended June 30, 2010 compared to $43,000 for the three months ended June 30, 2009;

c) Accounting expense increased by approximately $1,000 to $19,000 for the three months ended June 30, 2010 compared to $18,000 for the three months ended June 30, 2009;

d) Office expense increased by approximately $2,000 to $7,000 for the three months ended June 30, 2010 compared to $5,000 for the three months ended June 30, 2009;

e) Travel expense decreased by approximately $1,000 to $3,000 for the three months ended June 30, 2010 compared to $4,000 for the three months ended June 30, 2009;

f) Depreciation and amortization expense decreased by approximately $25,000 to $58,000 for the three months ended June 30, 2010 compared to $83,000 for the three months ended June 30, 2009.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $108,000 during the three months ended June 30, 2010 to $640,316 from $747,824 for the three months ended June 30, 2009. The major components of the decrease are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $30,000 to $494,000 for the three months ended June 30, 2010 compared to $524,000 for the three months ended June 30, 2009 due to a decrease in salaries to $236,000 for the three months ended June 30, 2010 compared to $340,000 for the three months ended June 30, 2009; and stock compensation expense increased to $221,000 for the three months ended June 30, 2010 compared to $84,000 for the three months ended June 30, 2009;

b) Consulting expense attributable to research and development decreased by approximately $49,000 to $18,000 for the three months ended June 30, 2010 compared to $67,000 for the three months ended June 30, 2009;

c) Lab expense decreased by approximately $13,000 to $53,000 for the three months ended June 30, 2010 compared to $66,000 for the three months ended June 30, 2009 primarily due to decreased services related to prototype development; and

d) Travel expense attributable to research and development decreased by $6,000 to $30,000 for the three months ended June 30, 2010 compared to $36,000 for the three months ended June 30, 2009.

OTHER INCOME (EXPENSE).

a) In May 2010, the Company sold various intellectual property recorded at $161,165, net, to Rambus, Inc. for $2,250,000.  Rambus intends to license the technology to global lighting and display manufacturers and have Uni-Pixel support their efforts with engineering services and optical Performance Engineered Film sales.  Uni-Pixel has no future obligation to provide engineering services to Rambus related to the patents sold.  Any engineering services and film sales to Rambus would be entered into under new agreements between Rambus and Uni-Pixel.

a) Debt issuance expense increased to an expense of $179,434 for the three months ended June 30, 2010 as compared to $6,551 during the three months ended June 30, 2010, due to the debt raised in the 2nd, 3rd and 4th quarter of 2009 and 1st quarter of 2010.

c) Interest income (expense), net decreased to an expense of ($77,964) for the three months ended June 30, 2010 as compared to an expense of $2,847 for the three months ended June 30, 2009 primarily due to less cash on hand and interest expense associated with the debt raised in the 2nd, 3rd and 4th quarter of 2009 and 1st quarter of 2010.

NET INCOME (LOSS).   Net income increased to $676,300 for the three months ended June 30, 2010, as compared to net loss of $1,379,178 for the three months ended June 30, 2009. We compute our net income (loss) per share on the basis of net income (loss) attributable to common stockholders, which included the effects of certain items not included in the determination of net income (loss). Net income attributable to common stockholders for the three months ended June 30, 2010 was $676,300 as compared to a net loss attributable to common stockholders of $2,570,498 for the three months ended June 30, 2009. The net loss attributable to common stockholders for the three months ended June 30, 2009 includes $1,191,320 of accrued but unpaid preferred stock dividends.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the six months ended June 30, 2010 decreased to $1,289,322 as compared to $2,005,199 used for the six months ended June 30, 2009. This is primarily attributable to a decrease in research and development expense for the six months ended June 30, 2010.

Investing Activities

Cash flows for investing activities during the six months ended June 30, 2010 increased to $2,250,000 as compared to $0 for the six months ended June 30, 2009.  In May 2010, the Company sold various intellectual property to Rambus, Inc. for $2,250,000.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements of common stock, convertible investor notes, Series A Convertible Preferred Stock offering which we closed in December 2004 and January 2005 and Series B Convertible Preferred Stock offering which we closed in February 2007 and Series C Convertible Preferred Stock offering we closed in September 2007 and various convertible notes offering which closed in 2009. During the six months ended June 30, 2010, the total net cash provided by financing activities was $666,274, from the net proceeds received from convertible notes.  During the six months ended June 30, 2009, the total net cash provided by financing activities was $650,000, all from proceeds from convertible notes.

Working Capital

As of June 30, 2010, we had a cash balance of $1.9 million. In the 4th quarter of 2008, the Company’s management began to reduce operating expenses and delay planned expenditures to preserve the Company’s working capital.  In the second quarter of 2009, the Company raised a total of $650,000 in convertible notes.  In the third quarter of 2009, the Company raised a total of $1,275,000 in convertible notes.  In the fourth quarter of 2009, the Company raised a total of $400,000 in convertible notes.  In the first quarter of 2010, the Company raised a total of $775,000 in convertible notes.    In the second quarter of 2010, the Company raised a total $2,250,000 in sale of intellectual property.  We project that current cash reserves will sustain our operations at least through December 31, 2010, and we are not aware of any trends or potential events that are likely to impact our short term liquidity through this term.

We have incurred significant operating losses during the years ended December 31, 2002, 2003, 2004, 2005, 2006, 2007, 2008 and 2009 and the six months ended June 30, 2010. Our principal activities have been organizational matters, capital raising activities including issuance of stock, product research and development, fund raising, and market research.

To date, we have had only a few revenue-generating services or development contracts.  See “Risk Factors” included in our 2009 Form 10-K.

Management will work to establish specific applications for our display technology that will generate significant revenues and cash flows to support operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2010, management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management concluded that, as of June 30, 2010, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

UNI-PIXEL, INC.

July 30, 2010	By:	/s/ Reed Killion
Date		Reed Killion, Chief Executive Officer and President