Form 10-Q
period 2010-09-30
Uni-Pixel
filed 2010-10-29
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of October 29, 2010, the issuer had 52,100,535 shares of issued and outstanding common stock, par value $0.001 per share.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Uni-Pixel, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$972,613	$307,850
Restricted cash	34,877	34,877
Accounts receivable	53,247	—
Deferred loan costs	92,878	385,549
Prepaid expenses	3,400	3,400

Total current assets	1,157,015	731,676

Property and equipment, net of accumulated depreciation of $1,504,317 and $1,328,662, at September 30, 2010 and December 31, 2009, respectively	101,706	277,361
Intangible assets, net of accumulated amortization of $0 and $61,640, at September 30, 2010 and December 31, 2009, respectively	—	168,250

Total assets	$1,258,721	$1,177,287

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$783,774	$927,641
Deferred revenue	33,333	33,333
Convertible notes payable, net of unamortized discounts of $7,581 and $41,807 at September 30, 2010 and December 31, 2009, respectively	3,092,419	2,283,193
Interest payable	236,200	61,317

Total current liabilities	4,145,726	3,305,484

Total liabilities	4,145,726	3,305,484

Commitments and contingencies (Note 4)	—	—

Shareholders’ deficit
Common stock, $0.001 par value; 100,000,000 shares authorized, 52,100,535 shares issued and outstanding at September 30, 2010 and December 31, 2009	52,101	52,101
Additional paid-in capital	49,919,046	47,728,226
Accumulated deficit	(52,858,152)	(49,908,524)

Total shareholders’ deficit	(2,887,005)	(2,128,197)

Total liabilities and shareholders’ deficit	$1,258,721	$1,177,287

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Nine Months Ended September 30,
	2010	2009

Revenues
Thin film revenue	$140,037	$—

Total revenues	140,037	—

Cost of revenues	1,075	—

Gross margin	138,962	—

Selling, general and administrative expenses	2,285,178	2,179,777
Research and development	2,211,015	2,452,030

Operating loss	(4,357,231)	(4,631,807)

Other income (expense)
Gain on sale of intellectual property	2,088,835	—
Debt issuance expense	(461,949)	(54,951)
Interest expense, net	(219,283)	(22,179)

Net loss	$(2,949,628)	$(4,708,937)

Preferred stock dividends and amortization of discount	—	(3,569,136)
Net loss attributable to common shareholders	$(2,949,628)	$(8,278,073)

Per share information
Operating loss — basic and diluted	$(0.08)	$(0.20)
Net loss — basic and diluted	(0.06)	(0.21)
Preferred stock dividends	—	(0.15)
Net loss attributable to common shareholders — basic and diluted	$(0.06)	$(0.36)

Weighted average number of basic and diluted common shares outstanding	52,100,535	22,897,418

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2010	2009

Revenues
Thin film revenue	$37,273	$—

Total revenues	37,273	—

Cost of revenues	1,075	—

Gross margin	36,198	—

Selling, general and administrative expenses	580,373	745,051
Research and development	719,587	693,860

Operating loss	(1,263,762)	(1,438,911)

Other income (expense)
Debt issuance expense	(139,903)	(48,400)
Interest expense, net	(74,992)	(22,862)

Net loss	$(1,478,657)	$(1,510,173)

Preferred stock dividends and amortization of discount	—	(1,196,140)
Net loss attributable to common shareholders	$(1,478,657)	$(2,706,313)

Per share information

Operating loss — basic and diluted	$(0.02)	$(0.06)
Net loss — basic and diluted	(0.03)	(0.07)
Preferred stock dividends	—	(0.05)
Net income (loss) attributable to common shareholders — basic and diluted	$(0.03)	$(0.12)
Weighted average common shares outstanding — basic and diluted	52,100,535	22,897,418

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.

Condensed Consolidated Statements of Shareholders’ Deficit

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, December 31, 2008	22,897,418	$22,897	$30,785,560	$(43,475,391)	$(12,666,934)
Conversion of Series B & C Preferred Stock	29,203,117	29,204	17,910,605	—	17,939,809
Additional warrants and dividends issued to Series B & C Preferred Stock holders to induce conversion to common stock	—	—	1,060,295	(1,060,295)	—
Stock compensation expense	—	—	1,234,419	—	1,234,419
Issuance of warrants to convertible note investors	—	—	61,389	—	61,389
Issuance of warrants to placement agent	—	—	245,094	—	245,094
Amortization of discount of Series B Preferred Stock	—	—	(1,114,681)	—	(1,114,681)
Amortization of discount of Series C Preferred Stock	—	—	(1,142,893)	—	(1,142,893)
Series B Preferred Stock dividends	—	—	(715,397)	—	(715,397)
Series C Preferred Stock dividends	—	—	(596,165)	—	(596,165)
Net loss	—	—	—	(5,372,838)	(5,372,838)
Balance, December 31, 2009	52,100,535	$52,101	$47,728,226	$(49,908,524)	$(2,128,197)
Stock compensation expense	—	—	2,118,257	—	2,118,257
Issuance of warrants to convertible note investors	—	—	12,010	—	12,010
Issuance of warrants to placement agent	—	—	60,553	—	60,553
Net loss	—	—	—	(2,949,628)	(2,949,628)
Balance, September 30, 2010 (unaudited)	52,100,535	$52,101	$49,919,046	$(52,858,152)	$(2,887,005)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uni-Pixel, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(2,949,628)	$(4,708,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	182,739	248,964
Stock compensation expense	2,118,257	1,043,328
Amortization of deferred loan costs	461,949	54,951
Amortization of discounts on notes payable	46,236	6,661
Gain on sale of intellectual property	(2,088,835)	—
Change in operating assets and liabilities:
Increase in accounts receivable	(53,247)	—
Increase (decrease) in accounts payable	(143,865)	236,755
Increase in accrued interest payable	174,883	19,795
Increase in accrued expenses and other liabilities	—	258,112
Net cash used in operating activities	(2,251,511)	(2,840,371)

Cash flows from investing activities
Proceeds from the sale of intellectual property	2,250,000	—
Net cash provided by investing activities	2,250,000	—

Cash flows from financing activities
Proceeds from convertible notes payable	775,000	1,925,000
Payment of deferred loan costs	(108,726)	(240,430)
Net cash provided by financing activities	666,274	1,684,570

Net increase (decrease) in cash and cash equivalents	664,763	(1,155,801)
Cash and cash equivalents, beginning of period	307,850	2,035,547
Cash and cash equivalents, end of period	$972,613	$879,746

Supplemental disclosures of cash flow information:
Preferred stock dividend and amortization of discount	$—	$3,569,136
Issuance of warrants to convertible note investors	$12,010	$53,825
Issuance of warrants to Placement Agent	$60,553	$209,798

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation, Business and Organization

Uni-Pixel, Inc., a Delaware corporation, is the parent company of Uni-Pixel Displays, Inc., its wholly-owned operating subsidiary.  As used herein, “Uni-Pixel,” “we,” “us,” and “our” refer to Uni-Pixel, Inc. and Uni-Pixel Displays, Inc.  Our common stock, par value $0.001 per share, is quoted on the NASDAQ Over-the-Counter — Bulletin Board (“OTCBB”) under the ticker symbol “UNXL.”

Uni-Pixel is a production stage company delivering its Clearly Superior™ Performance Engineered Films to the Lighting & Display, Solar and Flexible Electronics market segments. We have approximately 13 patents issued or filed and have extensive expertise, technology know-how and trade secrets—protecting its performance engineered film development and manufacturing platforms.

Uni-Pixel’s newly developed UniBoss™ thin film high volume roll to roll or continuous flow manufacturing process offers high fidelity replication of advanced micro-optic structures and surface characteristics over large area, combined with a thin film conductive element. We will sell our films as sub components for use in LCD, FSC — LCD and our own Time Multiplexed Optical Shutter (“TMOS”) developed display technology as a back light film and active film sub-component.   We are currently shipping our Clearly Superior ™ Finger Print Resistant protective cover films for multiple touch enabled devices. We sell our films under the Clearly Superior™ brand as well as private label and Original Equipment Manufactures (“OEM”).

Uni-Pixel is developing 3D Films, ITO-Less Touch Films, Privacy Films and Flexible Electronic Films based on our newly-developed UniBoss™ manufacturing process for flexible thin-film conductors. In addition, our work in developing TMOS has led to advances in the thin-film and advanced optics arenas that can be leveraged for other marketable applications.  Uni-Pixel intends to explore the business potential within these applications and pursue those markets that offer profitable opportunities either through licensing or direct production and sales.  As of September 30, 2010, Uni-Pixel had accumulated a total deficit of $52.9 million from operations in pursuit of these objectives.

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

As of September 30, 2010, we had cash and cash equivalents of $1.0 million.  We believe that our existing capital resources are adequate to finance our operations until December 31, 2010.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional debt and equity to meet our business objectives.

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

Note 2 -                  Going Concern

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  However, Uni-Pixel has sustained losses and negative cash flows from operations since its inception. As shown in the accompanying consolidated financial statements, Uni-Pixel incurred recurring net losses of $2.9 million and $4.7 million for the nine months ended September 30, 2010 and 2009, respectively, has negative working capital of $3.0 million and has an accumulated deficit of $52.9 million as of September 30, 2010.  The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations.  Starting in the fourth quarter of 2008, the Company’s management began to reduce operating expenses and delay planned expenditures to maximize cash available for working capital needs.

In 2009, the Company had raised a total of $2,325,000 in convertible notes.  In the first quarter of 2010, the Company raised a total of $775,000 through the issuance of convertible notes.  In the second quarter of 2010, the Company sold various intellectual property having a net book value of $161,165 to Rambus, Inc. for $2,250,000.  Management believes that it has sufficient cash to enable the Company to continue operations until December 31, 2010.

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

The conditions described above create substantial doubt as to Uni-Pixel’s ability to continue as a going concern.  The September 30, 2010 condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the technology industry.  There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2010 compared to what was previously disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2009. The consolidated financial information as of December 31, 2009 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2009.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the insured limit of $250,000 at September 30, 2010 and December 31, 2009.  The amounts held in these banks did exceed the insured limit of $250,000 as of September 30, 2010. The amounts held in these banks did not exceed the insured limit of $250,000 as of December 31, 2009.    The terms of other deposits are on demand and are subject to guarantees in full by FDIC under the Transaction Account Guarantee Program.   We have not incurred losses related to these deposits.  In addition, on September 30, 2010 and December 31, 2009, we held an investment account of $0 and $211,441, respectively, with a financial institution other than a bank.  These funds are invested in money market funds.  We have not incurred losses related to these deposits.

Restricted cash

As of September 30, 2010 and December 31, 2009, we had restricted cash of $34,877.  This amount secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas as of both September 30, 2010 and December 31, 2009.

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

The Company has losses carried forward for income tax purposes to September 30, 2010. There are no current or deferred tax expenses for the nine month periods ended September 30, 2010 and 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. Accordingly, no benefit has been recognized on the net loss as the realization of the net operating loss carryforward cannot be assured.

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

At September 30, 2010, options and warrants to purchase 29,261,858 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share were outstanding.  Further, at September 30, 2010, convertible debt of $3,100,000 plus accrued interest of $236,200 were outstanding, which in total may convert, at the holder’s option, into 6,672,400 common shares.  These amounts were not included in the computation of diluted earnings per share as their effect would be antidilutive for the nine months ending September 30, 2010 and 2009, as well as the three months ended September 30, 2010 and 2009 as the Company has incurred an operating loss during these periods.

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

Note 4 -    Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities in The Woodlands, Texas under a third party non-cancelable operating lease through April 30, 2016. Future minimum lease commitments as of September 30, 2010 are as follows:

Year Ending December 31
Three months ending 2010	$34,877
2011	215,803
2012	200,817
2013	203,542
2014	206,267
Thereafter	285,286
Total	$1,146,592

This lease provides the Company with a one time right to extend the lease term for two additional five year terms.

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

Common Stock

During the nine months ended September 30, 2010 (1) we issued no shares of common stock for cash in connection with the exercise of stock options; and (2) issued no shares of common stock in exchange for cashless exercise of warrants.

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

In the third quarter of 2010, we did not grant or retire any options under the 2005 Stock Incentive Plan.

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

In the third quarter of 2010, we did not grant or retire any options under the 2007 Incentive Plan.

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

In the third quarter of 2010, we granted a total of 275,000 options to purchase our common stock with an exercise price of $0.50 per shares to two employees.  These options vest 25% on the date of grant; 25% on the one year anniversary of the date of grant; 25% on the two year anniversary of the date of grant; and 25% on the three year anniversary of the date of grant.  The options expire ten years from the date of grant.

Other Stock Options

In the first, second and third quarters of 2010, we did not grant any other stock options.

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

Total compensation expense recognized for options was approximately $2.1 million and $1.0 million for the nine months ended September 30, 2010 and September 30, 2009, respectively.  The Company has recorded approximately $1.2 million of stock compensation expense in selling, general and administrative expenses and approximately $0.9 million in research and development expense for the nine months ended September 30, 2010 and approximately $0.5 million of stock compensation expense in selling, general and administrative expenses and approximately $0.5 million in research and development expense for the nine months ended September 30, 2009.

A summary of the changes in the total stock options outstanding during the nine months ended September 30, 2010 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2009	5,851,119	$1.55
Granted	9,115,000	0.50
Forfeited or expired	(2,480,729)	0.50
Exercised	—	—
Outstanding at September 30, 2010	12,485,390	$0.60
Vested and exercisable at September 30, 2010	9,055,910	$0.54

The fair value of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended September 30, 2010	Three Months ended September 30, 2009	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009
Expected life (years)	5 years	5 years	5 years	5 years
Interest rate	1.76 to 1.80%	1.85%	1.76 to 2.41%	1.85%
Dividend yield	—	—	—	—
Volatility	143.79%	135.15%	143.79%	135.15%
Forfeiture rate	—	—	—	—

At September 30, 2010, there was $1.7 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.29 years.  There were 3,931,475 options that became vested during the nine months ended September 30, 2010.

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

On June 10, 2009 and June 30, 2009, the Company entered into a Subscription Agreement with various accredited individual investors (the “1st Closing Investors”) in a first closing of the Private Placement and issued convertible promissory notes in the original aggregate principal amount of $650,000 (the “1st Closing Notes”).  The convertible promissory notes mature on July 9, 2010. Investors purchased for $650,000 8% Convertible Debentures (the “Debenture”) in the aggregate principal amount of $650,000 together with warrants (the “Warrants”) to purchase an aggregate of 325,000 shares of Common Stock for $0.50 per share. The convertible notes are convertible by the holders at any time at a conversion price of $0.50 per share into the Company’s common stock.  The convertible notes are due and payable at maturity together with interest at the rate of 8% per annum. The Company expects to use the proceeds of the financing to finance on-going operations.   As of October 29, 2010, $475,000 of the 1st Closing Notes are due and in default, and $175,000 of the 1st Closing Notes are participating in the Agreement and have extended the maturity date of their Debentures to December 31, 2010.

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

At September 30, 2010, the unamortized discount on the Debenture is $0. The following table reflects the convertible debt at September 30, 2010:

Convertible Debt	$650,000
Less: Current portion of debt discount	—

Value of debt at September 30, 2010	$650,000

The following table summarizes the charges to interest, amortization and other expense, net for the nine months ended September 30, 2010:

Interest expense on debt	$39,000
Accretion of debt discount	$9,608

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

On August 31, 2009, September 30, 2009 and October 2, 2009, the Company entered into a Subscription Agreement with various accredited individual investors (the “2nd Closing Investors”) in a first closing of the Private Placement and issued convertible promissory notes in the original aggregate principal amount of $1,425,000 (the “2nd Closing Notes”).  The convertible promissory notes mature on October 22, 2010. Investors purchased for $1,425,000 8% Convertible Debentures (the “Debenture”) in the aggregate principal amount of $1,425,000 together with warrants (the “Warrants”) to purchase an aggregate of 712,500 shares of Common Stock for $0.50 per share. The convertible notes are convertible by the holders at any time at a conversion price of $0.50 per share into the Company’s common stock.  The convertible notes are due and payable at maturity together with interest at the rate of 8% per annum. The Company expects to use the proceeds of the financing to finance on-going operations.  As of October 29, 2010, $350,000 of the 2nd Closing Notes are due and in default and $1,075,000 of the 2nd Closing Notes are participating in the Agreement and have extended the maturity date of their Debentures to December 31, 2010.

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

At September 30, 2010, the unamortized discount on the Debenture is approximately $2,706. The following table reflects the convertible debt at September 30, 2010:

Convertible Debt	$1,425,000
Less: Current portion of debt discount	(2,706)

Value of debt at September 30, 2010	$1,422,294

The following table summarizes the charges to interest, amortization and other expense, net for the nine months ended September 30, 2010:

Interest expense on debt	$85,500
Accretion of debt discount	$24,350

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

On December 31, 2009, January 29, 2010, February 2, 2010, March 15, 2010 and March 29, 2010 the Company entered into a Subscription Agreement with various accredited individual investors (the “3rd Closing Investors”) in a first closing of the Private Placement and issued convertible promissory notes in the original aggregate principal amount of $1,025,000 (the “3rd Closing Notes”).  The convertible promissory notes mature on December 31, 2010. Investors purchased for $1,025,000 8% Convertible Debentures (the “Debenture”) in the aggregate principal amount of $1,025,000 together with warrants (the “Warrants”) to purchase an aggregate of 512,500 shares of Common Stock for $0.50 per share. The convertible notes are convertible by the holders at any time at a conversion price of $0.50 per share into the Company’s common stock.  The convertible notes are due and payable at maturity together with interest at the rate of 8% per annum. The Company expects to use the proceeds of the financing to finance on-going operations.  As of October 29, 2010, $1,025,000 of the 3rd Closing Notes are participating in the Agreement and their maturity date of their Debentures is December 31, 2010.

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

At September 30, 2010, the unamortized discount on the Debenture is approximately $4,876. The following table reflects the convertible debt at September 30, 2010:

Convertible Debt	$1,025,000
Less: Current portion of debt discount	(4,876)

Value of debt at September 30, 2010	$1,020,124

The following table summarizes the charges to interest, amortization and other expense, net for the nine months ended September 30, 2010:

Interest expense on debt	$50,383
Accretion of debt discount	$12,278

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

RESULTS OF OPERATIONS

Comparison of the nine months ending September 30, 2010 and 2009

REVENUES.  During the first quarter of 2010 we began to manufacture, market and sell our thin film product, and we are no longer considered a developmental stage entity as defined by the Financial Accounting Standards Board.

Revenues were $140,037 for the nine months ended September 30, 2010 and $0 for the nine months ended September 30, 2009.  The revenue for the nine months ended September 30, 2010 was primarily related to the sale and marketing of our thin film product.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues were $1,075 for the nine months ended September 30, 2010 and $0 for the nine months ended September 30, 2009. We began incurring cost of revenue during the third quarter of 2010 related to our thin film sales, as the thin film was recorded as research and development expense in 2009 and for the six months ended June 30, 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 5% or approximately $105,000, to $2,285,178 for the nine months ended September 30, 2010 from $2,179,777 for the nine months ended September 30, 2009.  The major components of the increase are as follows:

a)  Salaries and benefits increased by approximately $363,000 to $1,633,000 for the nine months ended September 30, 2010 compared to $1,270,000 for the nine months ended September 30, 2009 due to a decrease in salaries to $326,000 for the nine months ended September 30, 2010 compared to $504,000 for the nine months ended September 30, 2009; and stock compensation expense increased to $1,224,000 for the nine months ended September 30, 2010 compared to $490,000 for the nine months ended September 30, 2009;

b) Legal expense decreased by approximately $83,000 to $155,000 for the nine months ended September 30, 2010 compared to $238,000 for the nine months ended September 30, 2009;

c) Accounting expense decreased by approximately $4,000 to $53,000 for the nine months ended September 30, 2010 compared to $57,000 for the nine months ended September 30, 2009;

d) Office expense increased by approximately $3,000 to $14,000 for the nine months ended September 30, 2010 compared to $11,000 for the nine months ended September 30, 2009;

e) Travel expense decreased by approximately $11,000 to $7,000 for the nine months ended September 30, 2010 compared to $18,000 for the nine months ended September 30, 2009;

f) Depreciation and amortization expense decreased by approximately $66,000 to $183,000 for the nine months ended September 30, 2010 compared to $249,000 for the nine months ended September 30, 2009.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $241,000 during the nine months ended September 30, 2010 to $2,211,015 from $2,452,030 for the nine months ended September 30, 2009. The major components of the decrease are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $157,000 to $1,714,000 for the nine months ended September 30, 2010 compared to $1,871,000 for the nine months ended September 30, 2009 due to a decrease in salaries to $693,000 for the nine months ended September 30, 2010 compared to $1,013,000 for the nine months ended September 30, 2009; and stock compensation expense increased to $894,000 for the nine months ended September 30, 2010 compared to $553,000 for the nine months ended September 30, 2009;

b) Consulting expense attributable to research and development decreased by approximately $17,000 to $112,000 for the nine months ended September 30, 2010 compared to $129,000 for the nine months ended September 30, 2009;

c) Lab expense decreased by approximately $42,000 to $176,000 for the nine months ended September 30, 2010 compared to $218,000 for the nine months ended September 30, 2009 primarily due to decreased services related to prototype development; and

d) Travel expense attributable to research and development decreased by $12,000 to $73,000 for the nine months ended September 30, 2010 compared to $85,000 for the nine months ended September 30, 2009.

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

b) Debt issuance expense increased to an expense of $461,949 for the nine months ended September 30, 2010 as compared to $54,951 during the nine months ended September 30, 2009, due to the debt raised in the 2nd, 3rd and 4th quarter of 2009 and 1st quarter of 2010.

c) Interest income (expense), net decreased to an expense of ($219,283) for the nine months ended September 30, 2010 as compared to an expense of $(22,179) for the nine months ended September 30, 2009 primarily due to less cash on hand and interest expense associated with the debt raised in the 2nd, 3rd and 4th quarter of 2009 and 1st quarter of 2010.

NET LOSS.   Net loss decreased to $2,949,628 for the nine months ended September 30, 2010, as compared to net loss of $4,708,937 for the nine months ended September 30, 2009. We compute our net income (loss) per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the nine months ended September 30, 2010 was $2,949,628 as compared to a net loss attributable to common stockholders of $8,278,073 for the nine months ended September 30, 2009. The net loss attributable to common stockholders for the nine months ended September 30, 2009 includes $3,569,136 of accrued but unpaid preferred stock dividends.

Comparison of the three months ending September 30, 2010 and 2009

REVENUES.  During the first quarter of 2010 we began to manufacture, market and sell our thin film product, and we are no longer considered a developmental stage entity as defined by the Financial Accounting Standards Board.

Revenues were $37,273 for the three months ended September 30, 2010 and $0 for the three months ended September 30, 2009.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues were $1,075 for the three months ended September 30, 2010 and $0 for the three months ended September 30, 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 22% or approximately $165,000, to $580,373 for the three months ended September 30, 2010 from $745,051 for the three months ended September 30, 2009.  The major components of the decrease are as follows:

a)  Salaries and benefits decreased by approximately $64,000 to $344,000 for the three months ended September 30, 2010 compared to $408,000 for the three months ended September 30, 2009 due to a reduction in employees to $152,000 for the three months ended September 30, 2010 compared to $192,000 for the three months ended September 30, 2009; and stock compensation expense increased to $167,000 for the three months ended September 30, 2010 compared to $126,000 for the three months ended September 30, 2009;

b) Legal expense decreased by approximately $96,000 to $61,000 for the three months ended September 30, 2010 compared to $157,000 for the three months ended September 30, 2009;

c) Accounting expense decreased by approximately $5,000 to $8,000 for the three months ended September 30, 2010 compared to $13,000 for the three months ended September 30, 2009;

d) Office expense increased by approximately $2,000 to $4,000 for the three months ended September 30, 2010 compared to $2,000 for the three months ended September 30, 2009;

e) Travel expense decreased by approximately $6,000 to $2,000 for the three months ended September 30, 2010 compared to $8,000 for the three months ended September 30, 2009;

f) Depreciation and amortization expense decreased by approximately $36,000 to $47,000 for the three months ended September 30, 2010 compared to $83,000 for the three months ended September 30, 2009.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $26,000 during the three months ended September 30, 2010 to $719,587 from $693,860 for the three months ended September 30, 2009. The major components of the increase are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $21,000 to $477,000 for the three months ended September 30, 2010 compared to $498,000 for the three months ended September 30, 2009 due to a decrease in salaries to $285,000 for the three months ended September 30, 2010 compared to $356,000 for the three months ended September 30, 2009; and stock compensation expense increased to $150,000 for the three months ended September 30, 2010 compared to $71,000 for the three months ended September 30, 2009;

b) Consulting expense attributable to research and development increased by approximately $47,000 to $73,000 for the three months ended September 30, 2010 compared to $26,000 for the three months ended September 30, 2009;

c) Lab expense increased by approximately $14,000 to $113,000 for the three months ended September 30, 2010 compared to $99,000 for the three months ended September 30, 2009 primarily due to decreased services related to prototype development; and

d) Travel expense attributable to research and development decreased by $7,000 to $17,000 for the three months ended September 30, 2010 compared to $24,000 for the three months ended September 30, 2009.

OTHER INCOME (EXPENSE).

a) Debt issuance expense increased to an expense of $139,903 for the three months ended September 30, 2010 as compared to $48,400 during the three months ended September 30, 2010, due to the debt raised in the 2nd, 3rd and 4th quarter of 2009 and 1st quarter of 2010.

b) Interest income (expense), net decreased to an expense of ($74,992) for the three months ended September 30, 2010 as compared to an expense of ($22,862) for the three months ended September 30, 2009 primarily due to less cash on hand and interest expense associated with the debt raised in the 2nd, 3rd and 4th quarter of 2009 and 1st quarter of 2010.

NET LOSS.   Net loss decreased to $1,478,657 for the three months ended September 30, 2010, as compared to net loss of $1,510,173 for the three months ended September 30, 2009. We compute our net income (loss) per share on the basis of net income (loss) attributable to common stockholders, which included the effects of certain items not included in the determination of net income (loss). Net loss attributable to common stockholders for the three months ended September 30, 2010 was $1,478,657 as compared to a net loss attributable to common stockholders of $2,706,313 for the three months ended September 30, 2009. The net loss attributable to common stockholders for the three months ended September 30, 2009 includes $1,196,140 of accrued but unpaid preferred stock dividends.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2010 decreased to $2,251,511 as compared to $2,840,371 used for the nine months ended September 30, 2009. This is primarily attributable to a decrease in research and development expense for the nine months ended September 30, 2010.

Investing Activities

Cash flows for investing activities during the nine months ended September 30, 2010 increased to $2,250,000 as compared to $0 for the nine months ended September 30, 2009.  In May 2010, the Company sold various intellectual property to Rambus, Inc. for $2,250,000.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements of common stock, convertible investor notes, Series A Convertible Preferred Stock offering which we closed in December 2004 and January 2005 and Series B Convertible Preferred Stock offering which we closed in February 2007 and Series C Convertible Preferred Stock offering we closed in September 2007 and various convertible notes offering which closed in 2009. During the nine months ended September 30, 2010, the total net cash provided by financing activities was $666,274, from the net proceeds received from convertible notes.  During the nine months ended September 30, 2009, the total net cash provided by financing activities was $1,684,570, all from proceeds from convertible notes.

Working Capital

As of September 30, 2010, we had a cash balance of $1.0 million. In the 4th quarter of 2008, the Company’s management began to reduce operating expenses and delay planned expenditures to preserve the Company’s working capital.  In the second quarter of 2009, the Company raised a total of $650,000 in convertible notes.  In the third quarter of 2009, the Company raised a total of $1,275,000 in convertible notes.  In the fourth quarter of 2009, the Company raised a total of $400,000 in convertible notes.  In the first quarter of 2010, the Company raised a total of $775,000 in convertible notes.    In the second quarter of 2010, the Company raised a total $2,250,000 in sale of intellectual property.  We project that current cash reserves will sustain our operations at least through December 31, 2010, and we are not aware of any trends or potential events that are likely to impact our short term liquidity through this term.

We have incurred significant operating losses during the years ended December 31, 2002 through 2009 and the nine months ended September 30, 2010. Our principal activities have been organizational matters, capital raising activities including issuance of stock, product research and development, fund raising, and market research.

To date, we have had only a few revenue-generating services or development contracts.  See “Risk Factors” included in our 2009 Form 10-K.

Management will work to establish specific applications for our display technology that will generate significant revenues and cash flows to support operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2010, management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management concluded that, as of September 30, 2010, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

UNI-PIXEL, INC.

October 29, 2010	By:	/s/ Reed Killion
Date		Reed Killion, Chief Executive Officer and President