Form 10-K
period 2010-12-31
Uni-Pixel
filed 2011-03-10
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act  Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐ No☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐       No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10,783,271 on June 30, 2010, based on the last reported sales price of the registrant’s common stock on the Over-the-Counter Bulletin Board on such date. All executive officers, directors and 10% or more beneficial owners of the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, “affiliates” of the registrant.

As of February 28, 2011, there were 7,131,890 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

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

OVERVIEW

We are a production stage company delivering its Clearly Superior™ Performance Engineered Films to the Lighting & Display, Solar and Flexible Electronics market segments. Our newly developed UniBoss™ thin film high volume roll to roll or continuous flow manufacturing process offers high fidelity replication of advanced micro-optic structures and surface characteristics over large area, combined with a thin film conductive element. We will sell our films as sub-components for use in liquid crystal display (LCD) as a back light film and active film sub-component.  We are currently shipping our Clearly Superior ™ Finger Print Resistant protective cover films for multiple touch enabled devices. We sell our films under the Clearly Superior™ brand as well as private label to original equipment manufacturers (OEMs).

We are developing 3D Films, ITO-Less Touch Films, Privacy Films and Flexible Electronic Films based on our newly-developed UniBoss™ manufacturing process for flexible thin-film conductors. In addition, our work in developing TMOS, which we sold in May 2010, has led to advances in the thin-film and advanced optics arenas that can be leveraged for other marketable applications.  We intend to explore the business potential within these applications and pursue those markets that offer profitable opportunities either through licensing or direct production and sales.  As of December 31, 2010, we had accumulated a total deficit of $53.7 million from operations in pursuit of these objectives.

We anticipate that our initial film sales will allow us to fund and support further technology developments in the Lighting & Display, 3D displays, Solar photovoltaics, Avionics and Flexible Electronics market segments.

Our strategy is to further develop our proprietary Clearly Superior™ Performance Engineered Films technology around the five vertical markets that we have identified as high growth profitable market opportunities.  We have and will continue to utilize contract manufacturing for prototype fabrication to augment our internal capabilities in the short term. We also plan to supply our key thin film components and enter into joint developments or ventures in key vertical market segments to exploit the existing manufacturing and distribution channels of our targeted partners.

Formation History

We were originally incorporated in the State of Nevada as Super Shops, Inc. On November 15, 1999, Super Shops and its sister companies filed an amended petition under Chapter 11 of the United States Bankruptcy Code. On July 31, 2000, the court approved Super Shops’ Amended Joint Plan of Reorganization. On October 13, 2000, and in accordance with the Plan of Reorganization, the management of Super Shops changed its state of incorporation from Nevada to Delaware by merging with and into NEV Acquisition Corp., a Delaware corporation formed solely for the purpose of effecting the reincorporation.

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

Pursuant to the Agreement and Plan of Merger between NEV Acquisition Corp. and Real-Estateforlease.com, Inc., the sole stockholder and founder of Real-Estateforlease.com, Inc. exchanged his equity ownership interest in Real-Estateforlease.com, Inc. for 633,334 shares (or approximately 96%) of NEV Acquisition Corp.’s common stock. At the time of the merger between Real-Estateforlease.com, Inc. and NEV Acquisition Corp., Real-Estateforlease.com, Inc. had no operations and essentially no assets. Efforts by Real-Estateforlease.com, Inc. to implement its business plan ceased in June 2002.

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

The common stock, par value $0.001 per share, of Uni-Pixel is currently quoted on The NASDAQ Capital Market under the ticker symbol “UNXL.” From January 18, 2006 until December 9, 2010, our common stock was quoted on the OTC Bulletin Board under the ticker symbol “UNXL.OB”.

On December 9, 2010, we affected a 1-for-15 reverse split of its common stock, which was authorized by our Board of Directors. The primary objective in affecting the reverse split was to better enable us to obtain its listing of its common stock on the NASDAQ Capital Market.  As a result of the reverse stock split, each fifteen shares of the common stock that was issued and outstanding or held in treasury on December 9, 2010 at 5:00 pm Eastern time were automatically combined into one share.   The reverse stock split reduced the number of issued and outstanding shares of common stock as of December 9, 2010 from approximately 52.1 million shares to approximately 3.5 million shares.  Fractional shares were rounded up to the nearest whole number.  The reverse stock split affected all of the holders of common stock uniformly. Shares of common stock underlying outstanding options and warrants were proportionately reduced and the exercise price of outstanding options and warrants was proportionately increased in accordance with the terms of the agreements governing such securities.  All common stock share and per share information in this report have been restated to reflect retrospective application of the reverse stock split, except for par value per share and the number of authorized shares, which were not affected by the reverse stock split.

The Flat Panel Display Market

History.  The commercialization of the liquid crystal display (LCD) began in 1973, with the launch of the world’s first electronic calculator, incorporating a segmented, black-and-white (monochrome) display.  The technology was quickly adopted in applications such as watches, and evolved into more complex dot matrix displays using passive addressing — or passive matrix (PM) — systems.  In time, the emergence of passive Super Twisted Nematic (STN) PM-LCDs and the development of color STN (CSTN) PM-LCDs, facilitated new applications such as notebook PCs.  Eventually, the demand for higher resolution, full-color video images and faster refresh rates, saw the commercialization of active matrix (AM) amorphous, (a-Si) Thin-Film-Transistor (TFT) LCDs.  This technology quickly gained acceptance in the notebook PC market, where it completely replaced the incumbent CSTN technology.  Similarly, there has been rapid, supply driven penetration of TFT-LCDs in all forms of display applications specifically as demonstrated in desktop monitors and large flat panel TVs.

Proliferation of Mobile Consumer Electronics Devices.  Consumers throughout the world are rapidly adopting mobile consumer electronics devices such as mobile phones, personal digital assistants (PDAs), MP3 players, portable DVD players, mobile gaming devices and digital cameras and camcorders. Advances in component technology are driving down the cost of these products and expanding their functionality. Early mobile devices were equipped with simple, small monochrome displays with limited functionality. As the cost of color displays decreased and quality improved, consumers began rapidly adopting mobile devices with color displays. This trend towards greater display functionality in mobile devices continues with the introduction of new phones with dual displays, embedded cameras and television tuner video functionality.

The overall Flat Panel Display (FPD) industry is continuing to experience significant growth.  The FPD industry growth is being driven by a number of market forces including:

•	Increased demand for large format high resolution televisions and computer monitors;
•	Steady growth in usage of notebook, netbook, and new “tablet” computers;
•	A migration to larger color screens, which are multi-touch enabled, for mobile phones and other handheld devices; and
•	Decreasing costs economics, increasing throughput and improving efficiency of FPD production as newer generation LCD fabrication plants are increasing production.

These factors in combination with additional market forces are driving overall growth and shifting the mix of product applications within the FPD industry.

Applications.  With the proliferation of the internet, there has not only been an explosion in the amount of available content, but a rapid evolution of the form in which it appears.  No longer is information a two-dimensional, text-only experience; online content is now being delivered in graphic rich, animated and video formats.  As the sophistication of the user base continues to heighten and bandwidth continues to increase, there will be demand for superior, high resolution visual experiences that we believe only FPDs will be able to deliver — particularly in mobile wireless devices.  Flowing from this demand, new types of applications and functionality will evolve that, in turn, will enhance existing markets and create new ones.

Industry drivers such as new content explosion, high resolution capability, increased bandwidth and improved manufacturing efficiencies are driving new functionality in existing applications, as well as enabling the creation of new application markets that will drive the FPD industry through high volumes.

With the emergence of new technologies such as touch enabled smart phones, MP3 Players, TV Tuners and Bluetooth, new functionality in existing applications will likely fuel demand growth in what have become relatively mature markets.  For instance, while the mobile phone market has seen relatively slow growth rates, a large pool of sophisticated users now exists who are providing the demand for new technologies such as Phone Cameras and Phone TVs.  These enhanced devices will incorporate high performance, next generation displays that we believe will move away from Passive Matrix-LCDs towards Active Matrix-LCDs, as well as other emerging display types such as organic light emitting diodes (OLEDs). Additionally, FPD technology is increasingly taking forms beyond consumer electronic devices.  FPDs are increasingly used in emerging applications including retail signage, car navigation systems, instrumentation, and household appliances.

The FPD market is currently dominated by LCDs, which account for over 90% of total FPD sales, and demand is increasing across multiple applications with FPD formats generating industry-wide momentum.

Films for Displays.  Glass and plastics are the principal materials being used as first surfaces for display systems.  As displays are incorporated into devices that are used extensively and transportably on daily basis, the displays are subject to damage and the effects of use.  A large and growing business has developed in films that are designed to provide protection and other functional uses on top of the display surface.  UniPixel has found that the technologies that it has developed can be applied to a variety of functional uses in films for display products.  Its Clearly Superior™ FPR product can protect a touch screen device from damage while also preventing fingerprints and smudges from obscuring the viewing experience.  Incorporating patterned conductors into the film also offers unique functional uses to the film as material for touch screen control.  Engineering the structures to specific patterns and distributions can control light output and reflectance.  UniPixel’s Performance Engineered Films™ have demonstrated that they can be applied to solutions for all of these aspects.

Comparing Touchscreen Technologies

The touch screen is one of the easiest PC interfaces to use, making it the interface of choice for a wide variety of applications.  Accordingly, there are several technologies that compete to capitalize on this market.  The following are some examples of these technologies:

4-Wire Resistive Touchscreens

It is a reliable and affordable technology that is widely used by individuals and in less demanding workplace applications. It is pressure sensitive so it responds to any input device, including finger, gloved hand, or pen stylus.

4-Wire Resistive touch technology consists of a glass or acrylic panel that is coated with electrically conductive and resistive layers. The thin layers are separated by invisible separator dots. When operating, an electrical current moves through the screen. When pressure is applied to the screen the layers are pressed together, causing a change in the electrical current and a touch event to be registered.

4-Wire Resistive type touch screens are generally the most affordable. Although clarity is less than with other touch screen types, resistive screens are very durable and can be used in a variety of environments. This type of screen is recommended for individual, home, school, or office use, or less demanding point-of-sale systems, restaurant systems, etc.

Advantages

•	High touch resolution
•	Pressure sensitive, works with any stylus
•	Not affected by dirt, dust, water, or light
•	Affordable touchscreen technology

Disadvantages

•	75% clarity
•	Resistive layers can be damaged by a sharp object
•	Less durable then 5-Wire Resistive technology

Capacitive Touchscreens

It is a durable technology that is used in a wide range of applications including point-of-sale systems, industrial controls, and public information kiosks. It has a higher clarity than Resistive technology, but it only responds to finger contact and will not work with a gloved hand or pen stylus.

A capacitive touch screen consists of a glass panel with a capacitive (charge storing) material coating its surface. Circuits located at corners of the screen measure the capacitance of a person touching the overlay. Frequency changes are measured to determine the X and Y coordinates of the touch event.

Capacitive type touch screens are very durable, and have a high clarity. They are used in a wide range of applications, from restaurant and POS use to industrial controls and information kiosks.

Advantages

•	High touch resolution
•	High image clarity
•	Not affected by dirt, grease, moisture.

Disadvantages

•	Must be touched by finger, will not work with any non-conductive input

Surface Acoustic Wave Touchscreens

It is a very durable screen that is widely used in applications such as computer based training and information kiosk displays. The SAW screen is a good choice for applications where image clarity is important, but it may not perform well in extremely dirty or dusty environments. Responds to finger or soft rubber tipped stylus.

Surface Acoustic Wave technology is one of the most advanced touch screen types. It is based on sending acoustic waves across a clear glass panel with a series of transducers and reflectors. When a finger touches the screen, the waves are absorbed, causing a touch event to be detected at that point.

Because the panel is all glass there are no layers that can be worn, giving this technology the highest durability factor and also the highest clarity. This technology is recommended for public information kiosks, computer based training, or other high traffic indoor environments.

Advantages

•	High touch resolution
•	Highest image clarity
•	All glass panel, no coatings or layers that can wear out or damage

Disadvantages

•	Must be touched by finger, gloved hand, or soft-tip stylus. Something hard like a pen won’t work
•	Not completely sealable, can be affected by large amounts of dirt, dust, and / or water in the environment.

Infrared Touchscreens

This is the only type of touch technology that we have available for large displays such as 42-inch Plasma screens. It is a durable technology that offers high image clarity. Responds to any input device or stylus.

5-Wire Resistive Touchscreens

It is a durable and accurate technology that is widely used in demanding workplace applications such as point-of-sale systems, industrial controls, and medical systems. It is pressure sensitive so it responds to any input device, including finger, gloved hand, or pen stylus.

5-Wire Resistive touch technology consists of a glass or acrylic panel that is coated with electrically conductive and resistive layers. The thin layers are separated by invisible separator dots. When operating, an electrical current moves through the screen. When pressure is applied to the screen the layers are pressed together, causing a change in the electrical current and a touch event to be registered.

5-Wire Resistive type touch screens are generally more durable than the similar 4-Wire Resistive type. Although clarity is less than with other touch screen types, resistive screens are very durable and can be used in a variety of environments. This type of screen is recommended for demanding point-of-sale systems, restaurant systems, industrial controls, and other workplace applications.

Advantages

•	High touch resolution
•	Pressure sensitive, works with any stylus
•	Not affected by dirt, dust, water, or light
•	More durable then 4-Wire Resistive technology

Disadvantages

•	75% clarity
•	Resistive layers can be damaged by a sharp object

PenTouch Capacitive Touchscreens

This screen combines durable Capacitive technology with a tethered pen stylus. The screen can be set to respond to finger input only, pen input only, or both. The pen stylus is a good choice for signature capture, on-screen annotations, or for applications requiring precise input.

The PenTouch Capacitive screen is a durable Capacitive type touchscreen with an attached pen stylus. The PenTouch screen can be set to respond to finger input only, pen input only, or both. A capacitive touch screen consists of a glass panel with a capacitive (charge storing) material coating its surface. Circuits located at corners of the screen measure the capacitance of a person touching the overlay. Frequency changes are measured to determine the X and Y coordinates of the touch event.

Capacitive type touch screens are very durable, and have a high clarity. They are used in a wide range of applications, from restaurant and POS use to industrial controls and information kiosks.

Advantages

•	High touch resolution
•	High image clarity
•	Not affected by dirt, grease, moisture.
•	Attached pen stylus for precise input

Disadvantages

•	Must be touched by finger or attached pen stylus, will not work with any non-conductive input

Near Field Imaging Touchscreens

It is an extremely durable screen that is suited for use in industrial control systems and other harsh environments. The NFI type screen is not affected by most surface contaminants or scratches. Responds to finger or gloved hand.

Touch Screen Construction

There are several principal ways to build a touchscreen. The key goals are to recognize one or more fingers touching a display, to interpret the command that this represents, and to communicate the command to the appropriate application.

In the most popular techniques, the capacitive or resistive approach, there are typically four layers;

1.	Top polyester layer coated with a transparent metallic conductive coating on the bottom
2.	Adhesive spacer
3.	Glass layer coated with a transparent metallic conductive coating on the top
4.	Adhesive layer on the backside of the glass for mounting

When a user touches the surface, the system records the change in the electrical current that flows through the display.  The system determines the intended command based on the controls showing on the screen at the time and the location of the touch.

UNI-PIXEL’S TECHNOLOGY

Overview: We developed a color display technology called Time Multiplexed Optical Shutter (“TMOS”). A TMOS display is constructed by the addition of a single thin film layer positioned above the planar surface of a light guide constructed of glass or a polycarbonate substrate.  This positioning and bonding of the thin film forms a drum type of structure at each individual pixel.  The drum structure places two conductors parallel to each other with a dielectric air gap separation.  The light guide’s conductor at each pixel is either driven by local transistors (in the form of Thin Film Transistors, TFTs) or through connection to transistors that are off the light guide. The thin film layer comprising the drum head is targeted to be composed of a base substrate layer of polyester film, or PET film, the addition of surface micro-optic features, and a conductor.

The implementation of the thin film layer of material creates a matrix of optical shutters on the surface that are opened or closed as controlled by the TFTs.  This opening and closing process is the oscillation of the thin film in and out of contact with the light guide allowing the frustration of totally internally reflected (TIR) light.  Once the TIR light is frustrated, the micro-optic structures couple and direct the light to the viewer.  The panel unit should be simpler to manufacture than Plasma or LCD as the single PET film included in the system replaces several other materials and steps required for the production of Plasma or LCD.

Successful Prototypes: We built prototypes that have demonstrated proof of concept, technical viability, and the operation of the sub-systems within our TMOS technology. During 2008, we debuted fully functional TMOS display prototypes at the Society for Informational Display (SID) conference in Los Angeles.  Our prototyping efforts in furtherance of TMOS were focused on the process of optimizing the materials and assembly of the display to advance to manufacturability.

Sale of TMOS Technology: In May 2010, we sold all of our TMOS related patents to Rambus, Inc.  In connection with this sale, we entered into an agreement with Rambus whereby we may choose to provide engineering support services to Rambus in furtherance of its development of the TMOS technology.  The engineering services we may provide are at our discretion, and we do not believe they constitute a material part of our business plan.

Spin-off Products:  During the development of the TMOS technology, we developed key core technology and know-how in many different areas that were necessary for the successful development of TMOS displays.  Through these efforts, we gained a significant understanding of thin polymer films.  Additionally, we had to develop the technology to make large area, high fidelity masters of our optical micro-structures and then replicate those optical micro-structures on a large area thin polymer film.  Subsequently, we developed the ability to make large quantities of these large area micro-structured films.  The first product, developed as a spin-off from the core TMOS developed technology, was our FingerPrint Resistant (FPR) film.  Our UniBoss™ platform, also developed as a spin-off from the core TMOS developed technology, enables the highly efficient manufacturing of transparent touch screens.  We also have other spin-off products under development, such as LCD backlights, general lighting films and 3D films.

STRATEGY

Our business strategy is to penetrate existing applications markets with our Clearly Superior™ family of Performance Engineered Film™ technologies including UniBoss™ produced touch panels and our FPR films. We have already made significant progress in penetrating direct film product markets leveraging the capabilities and competencies achieved in the development of our functional application specific films. We are presently focused on the following steps to implement our business strategy:

•
Develop Strategic Relationships.  We plan to target strategic partners to further our efforts in the development and commercialization of UniBoss produced touch panel films and our FPR films. We believe that if these efforts are successful, they could result in UniBoss based touch panels reaching commercial markets in products within two years.  We are already selling our FPR films.  We believe that gaining the assistance of technology leading OEMs in the deployment of UniBoss produced touch panel films for their products is a significant step for our commercialization effort of this product.  As a result, we will seek to build relationships that will allow us to leverage our existing knowledge, scale, infrastructure, manufacturing and expertise in thin films, optics, control circuitry, assembly, and logistics.

•
Enhance the Company’s Existing Performance Engineered Film Technology. We believe that continuing development and enhancement of our PEF technology is critical to our success. Consequently, we intend to enhance our competitive technology position through internal development efforts that expand our intellectual property portfolio, collaborative relationships, and other strategic opportunities. Our primary focus is to expand our intellectual property through development of additional prototypes and materials that enhance and extend our product capabilities or the processes by which the systems are produced, thereby allowing them to be used in a broader array of applications and to maintain performance and market leadership over time.

•
Develop Prototypes Suitable for Industry Demonstration.  We plan to produce prototypes that will demonstrate our ability to meet the most demanding requirements with a superior performing system and superior performing film products.  We have developed partners that provide a small volume pilot production line that provides limited quantities of films to meet demonstrate our production solutions for all applications.

•
Finalize a Manufacturing Process. We have completed the development of the core and foundation of our film manufacturing processes and have endeavored to protect the know-how and intellectual property in the developed processes.  While we use toll coaters to manufacture the FPR film, we intend to acquire all necessary equipment to manufacture the UniBoss films internally.

•
Target Leading Manufacturers. We plan to target leading display, materials and electronics manufacturers as potential partners and/or integrators of our Performance Engineered Film products. We will provide extensive technical assistance and support to manufacturers who are early evaluators, developers, or users of our FPR and UniBoss touch screen films. We will also employ a pull strategy (targeting end device OEMs), or “pull through” strategy, of our technologies by actively marketing their advantages to these manufacturers that incorporate touch screen technology into their devices.  This would allow our production partners to gain access to the OEM supply chain driven by end OEMs seeking the competitive product advantages offered by our Performance Engineered Film technologies.  We will also target Original Design Manufacturers (ODMs) targeted to assemble our sub-components and films into OEM products.

•
Drive Adoption by End-Product Original Equipment Manufacturers. We plan to employ a “pull through” strategy by using prototype devices and films to demonstrate our technology to OEMs and ODMs that produce end user products. We believe that the significant advantages that our films will offer in performance and protection can position us to be the standard and will induce OEMs to request our solutions from their existing suppliers.

•
Build the Company’s Revenue Sources. We believe that we will be able to produce revenues from three distinct sources, licenses, film sales (UniBoss, FPR, and other film sales), and funded engineering services (in support of one of our products, paid for by a customer).

We plan to conduct research on the use of a variety of different thin-film technology in surface modification applications and the construction of multi-layer stacks where micro-structures can play unique functional roles. Our focus on next-generation technologies is designed to establish and extend our position as the leading provider of Performance Engineered Films as new markets and applications emerge.

MILESTONES TO COMMERCIALIZATION

We will continue to focus on technical and business development milestones. The execution of our overall business plan includes a planned push (targeting manufacturers) and pull (targeting end device OEMs) strategy for accelerating product development, supporting market entry, and the expansion of production capability and capacity.  Over the course of the last two years, we have pursued a technical development roadmap specific to FPR and UniBoss technology that seeks to accomplish the following:

•	Finalization of micro-structure design and film materials for FPR;
•	Characterization of FPR film performance across numerous touch screen devices;
•	Implementation of high volume production of FPR film;
•	Establishment of numerous sales channels for FPR film;
•	Development of the Uniboss process; and
•	Finalization of specifications for the production of UniBoss films.

Specific to other Performance Engineered films, we have pursued:

•	Completion of designs for marketable products
•	Completion of production processes for those products
•	Completion of Joint Development and Supply and Manufacturing Agreements

Our senior management team will work with various targeted strategic partners in each step of the process to provide certain market and technical support resources.  We have established the leverage of access to partner pilot lines in launching and growing a continuous flow manufacturing system.  This pilot line has been the initial platform for the finalization of the specifications to be included in the continuous flow manufacturing system.

CUSTOMERS AND PARTNERS

We believe the future customers for the FPR film and UniBoss touch screen film will be the device manufacturers and OEMs that currently use touch screens with the LCD and OLED displays in their products. Initially, our strategic partners will be our primary customers through the commercialization process, including our development partners, manufacturing partners, and other vertical market partners.

We expect that we will pursue discussions with a variety of potential assembly and manufacturing partners as we achieve our technical milestones for our UniBoss touch screen film.  These discussions will include the demonstration of touch screen film that can either directly displace alternative technologies, or allow for unique new design implementations.  If design contracts for our films are secured, we will leverage these OEM customers for product unit demand to target potential manufacturing partners to expand production capacity.  We have completed development work within several contracts and with partners that provide comprehensive validation of our Performance Engineered Film technology and we believe that will serve as a basis for future customer growth.

Our future Performance Engineered Films customers should include a variety of companies from device OEMs to channel distribution partners.  We will seek to sell rolls of film in uncut format as well as films that are die-cut and packaged as direct to market products.  The type and variety of film sales will depend on the nature of the specific buyer and target application for the film.

Current Partners

•
Avery Dennision: We engaged Avery Dennison as an exclusive production partner for specific varieties of its FPR film products.  Avery provides assistance in the development and manufacturing of its thin film designs.  Implementation of Performance Engineered Films can be accomplished using a variety of materials that can achieve the required properties’ and characteristics.  No new or unique materials will be required, rather just the optimization of existing materials as implemented within the Avery process and system.  Initially we engaged Avery for development work with the objective of reaching a production agreement or joint venture with one or more thin film manufacturers.  During the course of 2010, we secured a subcontracted manufacturing capacity for our initial thin film production and also signed separate non-binding Memorandums of Understanding with other production partners to provide alternative manufacturing capacity.

•
Rambus: We sold our TMOS related patents and related intellectual property to Rambus in May of 2010.  We also signed an Engineering Services Agreement with Rambus as part of that sale, pursuant to which we may continue to support the development of TMOS and other related product development for Rambus through the provision of engineering services.  The provision of these services is at our discretion and they are not viewed as material to our business.

Targeted Partners

•
Drive Control Circuitry: Although not material to our business plans, wee will continue the development of our unique MEMs drive control circuitry.  We have developed unique intellectual property that will be implemented through a “fab-less” semiconductor model.  This may include potential development of new intellectual property, cross licensing, and the use of certain existing semiconductor capabilities from one or more partners.  We have developed a means to use off-the-shelf parts for certain drive control requirements that will allow us to produce prototypes in the short term, as well as leveraging the enhancements that we create over the longer term.

•	Manufacturing and Assembly Partners: We are seeking strategic partners that are currently manufacturing or integrating touch screen panels into end user products.

Target Customers

•
Large OEM and ODM for UniBoss touch screens and FPR films: We have demonstrated unique proof of concept prototype devices and film products to large computer system OEMs under non-disclosure agreements to advance the evaluation of the technologies.  The initial prototypes established the first products for testing, evaluation and performance characterization necessary to gather direct performance feedback.  Additional work continues specific to advancing the prototypes to implementation within an end user product.

•
Consumer Electronics Manufacturers: We have held initial exploratory meetings with a variety of consumer electronics OEMs, including cell phone, computer and television system manufacturers, that have all expressed a desire to possibly leverage UniBoss touch screen films and FPR films for their unique attributes in their products.  Each of these interactions has resulted in an invitation to return for further engineering specific meetings as our product development advances.

SALES AND MARKETING

We are seeking end user product OEMs that desire to integrate UniBoss touch screens into their products once available and demonstrating its superior performance.  We believe that some of the OEMs that have been engaged in these discussions will be interested in pursuing the advantages of UniBoss touch screens as a differentiator for their products relative to their competition in their individual market segments over time.  We believe that the proven entry into a single vertical market or application will drive the demand for that product for expanded applications to other product markets.

Our sales strategy intends to build a diverse revenue base that will derive revenues from multiple sources:

•	Product revenues — Proceeds from the sales of Performance Engineered Film products from retail, wholesale and OEM sales channels.
•	Critical materials — Proceeds from the sales of Performance Engineered Film products to integrators or manufacturers that produce or assemble devices with touch screens.
•	Engineering support contracts — Integrators that are seeking differentiate their products by leveraging the unique attributes that our Performance Engineered Films can potentially provide.

We plan to continue to create demand for its products by targeting specific OEMs in various market segments.  We will actively pursue OEMs by using our prototypes to demonstrate the advantages that our Performance Engineered Films can provide in the form of improved efficiencies and performance. We expect to create OEM interest in our products by gaining design wins for integration of FPR films and UniBoss touch screens into established end user devices and applications.

We will advance our “Clearly Superior” tag line and actively demonstrate the elegance and performance advantages of our unique solutions within the industry in support of our direct sales work with OEMs.  If our initial products reach the market and we begin to build momentum and manufacturing capacity within the industry, we may launch a marketing program to drive awareness of our technology as a component “brand” within the end user products.  This can currently be seen on our FPR packaging.  We expect that this marketing program will be designed to drive awareness and education among OEMs, wholesale and retail channels supporting our unique capabilities and enhanced performance.  We believe that we will be able to promote our brand as a valued component brand included within the OEM products as a part of our relationship with the end product OEMs.  Ultimately the goal of this marketing program will be to establish us and our unique technologies independently as a differentiating factor in end user products and to help promote our component value proposition through our partner OEMs that implement our Performance Engineered Film technology in their products similar to what has been done in the PC industry by certain semiconductor companies.

RESEARCH AND DEVELOPMENT

For the twelve months ended December 31, 2010 and 2009, we have spent approximately $2.6 million and $2.8 million, respectively, on research and development activities.  We continue conducting research and development both internally and externally and anticipate investments going forward.

As of December 31, 2010, we had one principal location conducting internal research.  Our headquarters and primary development site are located in The Woodlands, Texas.  The headquarters location includes a Class 100 clean room where PEF materials development and testing is conducted, an electronics lab, optical testing facilities, test and measurement equipment, and electronics development systems.

Currently, we are engaged in the development of next generation products and prototypes to further demonstrate the full functionality of the PEF technology across multiple applications and markets in a variety of implementations. We have consolidated our vendors to a small group that assist our prototype efforts.  Working with our strategic partners, we hope to advance to our next generation working prototype devices.

The next phase prototypes should serve to support a product roadmap that targets the production of viable commercial UniBoss touch screens within 6-12 months. The development process is intended to also include selecting and completing the preferable manufacturing processes.

We plan to complete the acquisition and installation of the preferred manufacturing process for our UniBoss film products and have engaged a small-scale pilot production line that has been the research and development proving ground for a continuous flow manufacturing process followed by a roll to roll manufacturing process for all of our Performance Engineered Films.

Research and development costs are expensed as incurred and include salaries and benefits, costs to third party contractors to perform research or other activities related to our research, professional fees related to intellectual property work, and a portion of facilities costs.

COMPETITION

The industry in which we operate is highly competitive. While existing touch screen technologies based on the use of Indium Tin Oxide (ITO) currently dominate the marketplace, we will be more specifically competing against other emerging technologies that also seek to improve the performance of touch screen systems.  It is our objective to enable the existing touch screen manufacturing infrastructure to incorporate the use of UniBoss touch screen films into their current manufacturing and assembly operations.  In this way, we believe UniBoss touch screen products can penetrate the touch screen industry quicker and overcome the resistance to change.  Given the potentially compelling advantages that UniBoss touch screen films offer, we believe that this should be a relatively quick, inexpensive and profitable process for these manufacturers.

Compared to our competition, we believe we follow a more broadly developed business model allowing us to benefit from the following factors:

•	A wide range of opportunity to enter the market;
•	The flexibility to pursue multiple entry points to multiple market segments;
•	The ability to be a supplier of key materials;
•	The ability to profitably produce relatively small volumes of products; and
•	The ability to leverage established infrastructures.

EMPLOYEES

As of February 28, 2011, we have 14 full-time employees and no part-time employees. None of these employees is covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also employ consultants on an as-needed basis to supplement existing staff.

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

You should carefully consider the following information about risks described below, together with the other information contained in this Annual Report on Form 10-K and in our other filings with the SEC. We believe the risks described below are the risks that are material to us as of the filing date of this Annual Report on Form 10-K.  If any of the following risks actually occur, our business financial condition, operating results and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

Risks Related to Our Business

We are a company with limited operating history and our future profitability is uncertain and we anticipate future losses and negative cash flow, which may limit or delay our ability to become profitable.

We are a company with a limited operating history and no significant revenues to date.  To date, we have had only a few revenue-generating services and development contracts.  We expect to expend significant resources on consultants, intellectual property protection, research and development, advertising, hiring of personnel and startup costs.  We are attempting to obtain the necessary working capital for operations, but we may not be able to obtain financing in a sufficient amount or at all.  We have not yet demonstrated our ability to generate revenue, and we may never be able to produce material revenues or operate on a profitable basis.  As a result, we have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future.  As of December 31, 2010, we had an accumulated total deficit of $53.7 million.

We anticipate our losses will continue to increase from current levels because we expect to incur additional costs and expenses related to prototype development, consulting costs, laboratory development costs, marketing and other promotional activities, the addition of engineering and manufacturing personnel, and the continued development of relationships with strategic business partners.  Moreover, planned products based upon our Performance Engineered Film technology may never become commercially viable and thus may never generate any revenues. Even if we find commercially viable applications for our Performance Engineered Film technology and materials, we may never recover our research and development expenses.

Current worldwide economic conditions may adversely affect our business, operating results and financial condition.

The United States economy has recently experienced, and continues to experience, a financial downturn, with some financial and economic analysts predicting that the world economy may be entering into a prolonged economic downturn characterized by high unemployment, limited availability of credit, increased rates of default and bankruptcy, and decreased consumer and business spending.  These developments could negatively affect our business, operating results and financial condition in a number of ways.  For example, current or potential customers may delay or decrease spending with us or may not pay us, or may delay paying us for previously purchased products. In addition, this downturn has had, and may continue to have, an unprecedented negative impact on the global credit markets.  Credit has tightened significantly in the last several months, resulting in financing terms that are less attractive to borrowers, and in many cases, the unavailability of certain types of debt financing.  If this crisis continues or worsens, and if we are required to obtain financing in the near term to meet our working capital or other business needs, we may not be able to obtain that financing.  Further, even if we are able to obtain the financing we need, it may be on terms that are not favorable to us, with increased financing costs and restrictive covenants.

Our brand name and technology may not be recognized in our marketplace, so our results of operations and financial condition may suffer.

Our brand name and technology are new and unproven.  If we are unable to effectively develop and timely promote our brand and technology and establish a leading position in our marketplace, our results of operations and financial condition will suffer.  We believe that the importance of brand recognition and technology will increase over time.  In order to gain brand recognition, we may increase our marketing and advertising budgets to create and maintain brand loyalty.  We may not be able to increase, or maintain, an advertising budget to create and maintain brand loyalty.

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

We also rely upon trade secrets, proprietary know-how and continuing technological innovation to remain competitive.  We protect this information with reasonable security measures, including the use of confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with strategic partners.  It is possible that these agreements may not be sufficient or that these individuals or companies may breach these agreements and that any remedies for a breach will be insufficient to allow us to recover our costs and damages.  Furthermore, our trade secrets, know-how and other technology may otherwise become known or be independently discovered by our competitors.

If we fail to enter cooperative research agreements, we might not succeed in commercializing our technology and materials.

Research and development of commercially viable applications for our Performance Engineered Film technology and materials may at some point depend substantially on the success of the work conducted by and with our present and future research partners. We cannot be certain that these research partners will make the additional advances in these technologies and materials that may be essential to successfully commercialize our Performance Engineered Film technology and materials. Moreover, although we fund Performance Engineered Film technology research, the scope and technical aspects of this research and the resources and efforts directed to this research currently are and may remain in large part subject to the control of our research partners.

If we cannot form and maintain lasting business relationships with targeted partners, or if we cannot obtain proprietary materials, our business strategy could suffer or fail.

Our business strategy includes some dependence upon our development and maintenance of commercial licensing and material supply relationships. All of our current relationship discussions with product manufacturers are limited to technology exploration and the evaluation of our Performance Engineered Film technology and materials for possible use in commercial applications. Some or all of these relationships may not succeed or, even if they are successful, may not result in the manufacturers’ entering into commercial licensing and material supply relationships with us.

Under our planned technology development and evaluation agreements, we intend to work with strategic partners to incorporate our technologies into their products. However, many of these technology development and evaluation agreements may last for limited periods of time, such that our relationships with these partners could expire unless they are continually renewed. Our partners may not agree to renew their relationships with us on a continuing basis, or may do so on terms that are less favorable to us. In addition, we may continue working with certain strategic partners in evaluating our Performance Engineered Film technology and materials after our existing agreements with them have expired while we are attempting to negotiate contract extensions or new agreements with them. Should our relationships with these partners not materialize, or once in place, not continue to be renewed, our business could suffer.

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

Our business prospects also depend significantly on our ability to obtain proprietary materials for our own use and for potential sale to display manufacturers and OEMs that incorporate displays in their products.  Our inability to reach agreements to obtain certain other materials from other sources could have a materially adverse effect on our ability to generate revenues from sales of these materials, as well as on our ability to perform research and development work. Further, failure to complete long term agreements could preclude our ability to support these manufacturers and OEMs that would choose to license our Performance Engineered Film technology and materials for possible commercial use.

Our potential for rapid growth and our entry into new markets make it difficult for us to evaluate our current and future business prospects, and we may be unable to effectively manage any growth associated with these new markets, which may increase the risk of your investment and could harm our business, financial condition, results of operations and cash flow.

Our recent development of the UniBoss™ process enables us to enter a large and growing market for transparent touch screens. We believe this technology is a superior replacement to ITO as the transparent conducting layer in a touch screen device. Because this UniBoss™ process is relatively new and we have recently entered new markets in connection therewith, we may be unable to evaluate its relative success and future prospects, particularly in light of our goals to continually grow our existing and new customer base, expand our product offerings, integrate complementary businesses and enter additional new markets.

In addition, our potential growth, recent product introductions and entry into new markets may place a significant strain on our resources and increase demands on our executive management, personnel and systems, and our operational, administrative and financial resources may be inadequate. We may also not be able to effectively manage any expanded operations, or achieve planned growth on a timely or profitable basis, particularly if the number of customers using our products and services significantly increase or their demands and needs change as our business expands. If we are unable to manage expanded operations effectively, we may experience operating inefficiencies, the quality of our products and services could deteriorate, and our business and results of operations could be materially adversely affected.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock and our business.

We will require additional financing to fund future operations, including expansion in current and new markets, development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us which could have a materially adverse affect on our business.

If we do not receive additional financing when and as needed in the future, we may not be able to continue the research, development and commercialization of our technology and materials.

Our capital requirements have been and will continue to be significant. We will likely require substantial additional funds in excess of our current financial resources in the future for research, development and commercialization of our Performance Engineered Film technology and materials, to obtain and maintain patents and other intellectual property rights in these technologies and materials, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. Our cash on hand will likely not be sufficient to meet all of our future needs. When and as we need additional funds, such funds may not be available on commercially reasonable terms or at all. If we cannot obtain additional funding when and as needed, our business might fail. Additionally, if we attempt to raise funds in a future offering of shares of our common stock, preferred stock, warrants or depositary shares, or if we engage in acquisitions involving the issuance of such securities, the issuance of these shares could dilute the ownership of our then-existing stockholders.

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

The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our efforts.  Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources.  If we do not prevail in this type of litigation, we or our strategic collaborators may be required to pay monetary damages; stop commercial activities relating to the affected products or services; obtain a license in order to continue manufacturing or marketing the affected products or services; or attempt to compete in the market with a substantially similar product.

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

Our efforts may never demonstrate the feasibility of our Performance Engineered Film technology and materials for broad-based product applications.

Our research and development efforts remain subject to all of the risks associated with the development of new products based on emerging and innovative technologies, including without limitation unanticipated technical or other problems and the possible insufficiency of funds for completing development of these products. Technical problems may result in delays and cause us to incur additional expenses that would increase our losses. If we cannot complete, or if we experience significant delays in completing, research and development of our Performance Engineered Film technology and materials for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail.

Many of our competitors have greater resources, and it may be difficult to compete against them.

The flat panel display industry is characterized by intense competition. Many of our competitors have better name recognition and substantially greater financial, technical, manufacturing, marketing, personnel and/or research capabilities than we do. They have made and continue to make substantial investments in improving their technologies and manufacturing processes.  In addition, we believe that at times in the past certain plasma and LCD display panel manufacturers have priced their products below the marginal cost of production in an attempt to establish, retain or increase market share. Because of these circumstances, it may be difficult to compete successfully in the display market.

The loss of the services of our key management and personnel or the failure to attract additional key personnel could adversely affect our ability to operate our business.

A loss of one or more of our current officers or key employees could severely and negatively impact our operations. Specifically, the loss of services of Reed J. Killion, CEO and President, Dan Van Ostrand, Senior Vice President of Engineering, Research & Development, Robert Petcavich, Chief Technology Officer & General Manager Films, or Jeffrey W. Tomz, Chief Financial Officer, none of whom has an employment agreement with us, could significantly harm our business. We have no present intention of obtaining key-man life insurance on any of our executive officers or management. Additionally, competition for highly skilled technical, managerial and other personnel is intense. As our business develops, we might not be able to attract, hire, train, retain and motivate the highly skilled managers and employees we need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail.

The flat panel display industry has historically experienced significant downturns, which may adversely affect the demand for and pricing of our technology and materials.

The flat panel display industry has experienced significant periodic downturns, often in connection with, or in anticipation of, declines in general economic conditions. These downturns have been characterized by lower product demand, production overcapacity and erosion of average selling prices. Industry-wide fluctuations and downturns in the demand for flat panel displays would likely affect the demand for and pricing of our Performance Engineered Film technologies and materials and could cause significant harm to our business.

The reliability of market data included in our public filings is uncertain.

Since we operate in a rapidly changing market, we have in the past, and may from time to time in the future, include market data from industry publications and our own internal estimates in some of the documents we file with the SEC.  This data may be inaccurate, incomplete or unreliable. Industry publications generally state that the information contained in these publications has been obtained from sources believed to be reliable, but that its accuracy and completeness is not guaranteed.  Although we believe that the market data used in our filings with the SEC is and will be reliable, it has not been and will not be independently verified.  Similarly, internal company estimates, while believed by us to be reliable, have not been and will not be verified by any independent sources.

Risks Related to Owning Our Common Stock

Our common stock has traded only sporadically and is expected to experience significant price and volume volatility in the future which substantially increases the risk of loss to persons owning our common stock.

There was no public market for our common stock prior to February 3, 2005.  Prior to December 10, 2010, our common stock was quoted on the OTC Bulletin Board, where the shares of our common stock have historically been sporadically or “thinly-traded”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. On December 10, 2010, our common stock began listing on The NASDAQ Capital Market, but there can be no assurances that our common stock will be actively traded.  Because of the limited trading market for our common stock, and the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so.  The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

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

Our common stock has traded on the OTC Bulletin Board as low as $2.25 and as high as $22.50 during a period from January 1, 2008 through December 9, 2010.  Our common stock has traded on The Nasdaq Capital Market as low as $4.50 and as high at $8.00 during the period from December 10, 2010 through December 31, 2010. In addition, the markets for high technology stocks have experienced extreme volatility that has often been unrelated to the operating performance of the particular companies.  These broad market fluctuations may adversely affect the trading price of shares our common stock.

We have a significant number of outstanding warrants and options, and future sales of the underlying shares of common stock could adversely affect the market price of our common stock.

As of December 31, 2010, we had outstanding warrants and options exercisable for an aggregate of 2,295,866 shares of common stock at a weighted average exercise price of $7.94 per share. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale.  As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares.  This could cause the market price of our common stock to decline.

Our common shares are thinly traded and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock became listed on The NASDAQ Capital Market on December 10, 2010, but we cannot assure you that we will be able to meet the requirements for continued listing going forward.

Our common shares have historically been sporadically or “thinly-traded” on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes, additions or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this prospectus. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

There is no guarantee that our shares will continue to be listed on The NASDAQ Capital Market.

Shares of our common stock became listed on The NASDAQ Capital Market on December 10, 2010. We may not be able to meet the requirements for continued listing on The NASDAQ Capital Market, or there may not be enough brokers interested in making a market for our stock to allow us to continue to list thereon. Therefore, it may be difficult to sell your shares of common stock if you desire or need to sell them.  It is possible that an active and liquid trading market in our securities may never develop or, if one does develop, that the market will continue.

We will incur significant increased costs as a result of being listed on the NASDAQ Capital Market, and our management will be required to devote substantial time to meet compliance obligations.

As a public company that may become an accelerated filer, we will incur significant legal, accounting and other expenses that we did not incur as a smaller reporting company. We may be subject to additional reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the NASDAQ Capital Market, or NASDAQ, that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

Our common stock may be subject to the “penny stock” rules of the Securities and Exchange Commission and the trading market in our securities is limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that (i) has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share or (ii) is not registered on a national securities exchange or listed on an automated quotation system sponsored by a national securities exchange.  It is possible that the market price of our common stock could fall below $5.00, and thus we would again be subject to the “penny stock” rules.

For any transaction involving a penny stock, unless exempt, Rule 15g-9 of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, requires:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and the investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	attests that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies made available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the 7,131,890 shares of our common stock outstanding as of December 31, 2010, approximately 4.6 million shares are held by non-”affiliates” and are, or will be, freely tradable without restriction, and the remaining shares are held by our “affiliates”, as of such date.  Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus (including sales by investors of securities acquired in connection with this offering) may have a material adverse effect on the market price of our common stock.

We do not expect to pay dividends in the foreseeable future.

We have never paid cash dividends on our shares of common stock, and have no plans to do so in the foreseeable future.  We intend to retain earnings, if any, to develop and expand our business operations.

Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

Upon the closing of this offering, provisions of our amended and restated certificate of incorporation and amended and restated bylaws and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. These provisions:

•
authorize our board of directors to issue preferred stock without stockholder approval and to designate the rights, preferences and privileges of each class; if issued, such preferred stock would increase the number of outstanding shares of our capital stock and could include terms that may deter an acquisition of us;

•	establish advance notice requirements for nominations to the board of directors or for proposals that can be acted on at stockholder meetings;

•	limit who may call stockholder meetings;

•	do not provide for cumulative voting rights; and

•
provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

In addition, Section 203 of the Delaware General Corporation Law generally limits our ability to engage in any business combination with certain persons who own 15% or more of our outstanding voting stock or any of our associates or affiliates who at any time in the past three years have owned 15% or more of our outstanding voting stock. These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective December 10, 2010, our common stock became listed on The NASDAQ Capital Market under the symbol “UNXL”.  Prior to that date, our common stock was quoted on the OTC Bulletin Board under the symbol “UNXL.OB.” The following table sets forth, for the quarters shown, the range of high and low bid information of our common stock on the OTC Bulletin Board, as reported on the website of The NASDAQ Stock Market.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions and may not necessarily reflect actual transactions:

Quarter Ended	High	Low

2010
Fourth Quarter	$8.40	$4.20
Third Quarter	$7.65	$4.80
Second Quarter	$9.75	$2.40
First Quarter	$7.50	$2.25
2009
Fourth Quarter	$9.60	$4.50
Third Quarter	$6.90	$3.45
Second Quarter	$9.00	$4.95
First Quarter	$13.80	$6.00

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Holders

As of February 28, 2011, we had approximately 1,500 stockholders of record of our Common Stock.

Dividends

We have never paid dividends on our Common Stock. Currently, we anticipate thatwe will retain earnings, if any, to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends on the Common Stock in the foreseeable future.

The holders of Series B Preferred Stock will receive cumulative annual dividends.  Dividends shall accrue, whether or not declared and paid, on the Series B Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate.  Each share of Series B Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $56.25 for the Series B Preferred Shares, plus all accrued and unpaid Series B Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series B Preferred Stock conversion price, which is $11.25 but is subject to adjustment from time to time in accordance with the Certificate of Designations. As of December 31, 2008 and 2007, there were 213,334 shares of Series B Preferred Stock outstanding, with cumulative unpaid dividends of approximately 32,076 and 17,010 shares of Series B Preferred Stock, respectively. In 2009, the Company paid accumulated dividends to the holders of Series B Preferred Stock in the amount of 299,020 shares of Common Stock upon conversion in October 2009.  All shares of Series B Preferred Stock had been redeemed by us as of October 2, 2009.

The holders of Series C Preferred Stock will receive cumulative annual dividends.  Dividends shall accrue, whether or not declared and paid, on the Series C Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate.  Each share of Series C Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $168.00 for the Series C Preferred Shares, plus all accrued and unpaid Series C Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series C Preferred Stock conversion price, which is $21.00 but is subject to adjustment from time to time in accordance with the Certificate of Designations. As of December 31, 2008 and 2007, there were 55,524 shares of Series C Preferred Stock outstanding, with cumulative unpaid dividends of approximately 5,989 and 1,227 shares of Series C Preferred Stock, respectively. In 2009, the Company paid accumulated dividends to the holders of Series C Preferred Stock in the amount of 104,997 shares of Common Stock upon conversion in October 2009.  All shares of Series C Preferred Stock had been redeemed by us as of October 2, 2009.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information about shares of Common Stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of December 31, 2010.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	745,709	$9.19	254,292

Equity compensation plans not approved by stockholders	86,668	7.50	—

Total	832,377	$9.01	254,292

Summary Stock Option and Warrant Information

Information regarding the options and warrants granted in 2010 and 2009 is as follows:

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2010	2009	2010	2009
Outstanding, beginning of year	390,075	373,468	1,147,098	923,098
Granted	607,684	38,334	386,391	894,238
Exercised	—	—	—	—
Expired or cancelled	165,382	21,727	70,000	670,238

Outstanding, end of year	832,377	390,075	1,463,489	1,1470,98

Exercisable, end of year	491,911	341,629	1,463,489	1,147,098

Available for grant, end of year	254,292	96,591

The weighted average option and warrant exercise price information for 2010 and 2009 is as follows:

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2010	2009	2010	2009
Outstanding, beginning of year	$23.55	$23.40	$9.90	$24.30
Granted during the year	$7.50	$21.75	$0.50	$7.50
Exercised during the year	$—	$—	$—	$—
Expired or cancelled during the year	$7.50	$21.75	$16.50	$19.35
Outstanding at end of year	$9.01	$23.25	$7.33	$9.90
Exercisable at end of year	$10.05	$23.55	$7.33	$9.90

Significant option and warrant groups outstanding at December 31, 2010 and related weighted average exercise price and life information is as follows:

Grant date	Options Outstanding	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
December 9, 2004	—	51,304	51,304	$20.70	3.92
January 10, 2005	—	11,253	11,253	$20.70	3.92
January 26, 2005	—	7,353	7,353	$20.70	3.92
March 5, 2005	40,000	—	40,000	$30.00	1.67
March 5, 2005	30,000	—	30,000	$7.50	4.17
April 19, 2005	13,334	—	13,334	$7.50	1.25
April 19, 2005	13,334	—	13,334	$7.50	4.33
April 19, 2005	10,000	—	10,000	$30.00	0.58
May 23, 2006	66,667	—	66,667	$7.50	5.58
May 24, 2006	—	100,000	100,000	$18.75	0.58
September 12, 2006	—	12,968	12,968	$18.75	0.58
March 16, 2007	20,001	—	20,001	$7.50	6.21
September 13, 2007	64,001	—	64,001	$7.50	6.71
September 13, 2007	7,000	—	7,000	$7.50	1.25
September 13, 2007	7,813	—	7,813	$21.75	0.58
January 7, 2008	33,334	—	33,334	$7.50	7.02
April 18, 2008	13,500	—	12,188	$7.50	7.30
April 18, 2008	1,702	—	1,702	$7.50	1.25
April 18, 2008	1,346	—	1,346	$21.75	0.58
May 20, 2008	6,667	—	5,648	$7.50	7.38
June 2, 2008	2,667	—	1,778	$7.50	7.42
October 20, 2008	2,667	—	1,815	$7.50	7.80
January 30, 2009	13,336	—	13,336	$7.50	8.08
June 10, 2009	—	32,007	32,007	$7.50	8.42
June 30, 2009	—	2,667	2,667	$7.50	8.42
August 31, 2009	—	30,674	30,674	$7.50	8.67
September 30, 2009	—	37,340	37,340	$7.50	8.83
October 2, 2009	—	8,004	8,004	$7.50	8.83
October 2, 2009	—	770,239	770,239	$5.00	8.83
December 31, 2009	—	8,336	8,336	$7.50	9.00
January 28, 2010	324,004	—	81,001	$7.50	9.08
January 28, 2010	33,334	—	33,334	$7.50	4.21
January 29, 2010	—	3,336	3,336	$7.50	9.00
February 2, 2010	—	2,501	2,501	$7.50	9.00
February 10, 2010	1,667	—	1,667	$7.50	2.12
March 15, 2010	—	19,173	19,173	$7.50	9.00
March 29, 2010	—	834	834	$7.50	9.00
April 5, 2010	—	20,500	20,500	$7.50	9.25
May 19, 2010	104,335	—	26,084	$7.50	9.62
May 27, 2010	3,334	—	1,944	$7.80	2.50
July 1, 2010	10,000	—	2,500	$7.50	9.50
July 6, 2010	8,334	—	2,084	$7.50	9.50
December 15, 2010	—	300,000	300,000	$6.00	4.92
December 20, 2010	—	45,000	45,000	$6.00	4.92

Total	832,377	1,463,489	1,955,400

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

Overview

We are a production stage company delivering its Clearly Superior™ Performance Engineered Films to the Lighting & Display, Solar and Flexible Electronics market segments. Our newly developed UniBoss™ thin film high volume roll to roll or continuous flow manufacturing process offers high fidelity replication of advanced micro-optic structures and surface characteristics over large area, combined with a thin film conductive element. We will sell our films as sub-components for use in liquid crystal display (LCD) as a back light film and active film sub-component.  We are currently shipping our Clearly Superior ™ Finger Print Resistant protective cover films for multiple touch enabled devices. We sell our films under the Clearly Superior™ brand as well as private label to original equipment manufacturers (OEMs).

We are developing 3D Films, ITO-Less Touch Films, Privacy Films and Flexible Electronic Films based on our newly-developed UniBoss™ manufacturing process for flexible thin-film conductors. In addition, our work in developing TMOS, which we have recently sold, has led to advances in the thin-film and advanced optics arenas that can be leveraged for other marketable applications.  We intend to explore the business potential within these applications and pursue those markets that offer profitable opportunities either through licensing or direct production and sales.  As of December 31, 2010, we had accumulated a total deficit of $53.7 million from operations in pursuit of these objectives.

We anticipate that our initial film sales will allow us to fund and support further technology developments in the Lighting & Display, 3D displays, Solar photovoltaics, Avionics and Flexible Electronics market segments.

Our strategy is to further develop our proprietary Clearly Superior™ Performance Engineered Films technology around the five vertical markets that we have identified as high growth profitable market opportunities.  We have and will continue to utilize contract manufacturing for prototype fabrication to augment our internal capabilities in the short term. We also plan to supply our key thin film components and enter into joint developments or ventures in key vertical market segments to exploit the existing manufacturing and distribution channels of our targeted partners.

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

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in the Notes to the Consolidated Financial Statements.  However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control.  As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The following discusses our significant accounting policies and estimates.

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

Stock-Based Compensation:  We recognize the cost of stock options and restricted stock which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. We apply to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for which the associated service has not been rendered as of its effective date.

Derivatives: We record and carry certain derivatives (embedded and free standing instruments) on the balance sheet as either liabilities or assets at fair value.  Derivatives are measured at fair value with changes in fair value recognized through earnings as they occur.

Results of Operations

Comparison of Fiscal Years Ending December 31, 2010 and 2009

REVENUES.  During the first quarter of 2010 we began to manufacture, market and sell our thin film product, and we are no longer considered a development stage entity as defined by the Financial Accounting Standards Board.

Revenues increased to $243,519 for the year ended December 31, 2010, as compared to $0 for the year ended December 31, 2009.  The revenue for the year ended December 31, 2010 was primarily related to the sale and marketing of our thin film product.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues were $20,695 for the year ended December 31, 2010 and $0 for the year ended December 31, 2009. We began incurring cost of revenue during the third quarter of 2010 related to our thin film sales, as the thin film was recorded as research and development expense in 2009 and for the six months ended June 30, 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 16%, or approximately $383,000, to $2,748,697 for the year ended December 31, 2010 from $2,365,613 for the year ended December 31, 2009.  The major components of the increase are as follows:

a)  Salaries and benefits increased by approximately $667,000 to $1,903,000 for the year ended December 31, 2010 compared to $1,236,000 for the year ended December 31, 2009.  This increase was due largely to an increase in stock compensation expenses to $1,319,000 for the year ended December 31, 2010 compared to $617,000 for the year ended December 31, 2009, while salaries decreased to $480,000 for the year ended December 31, 2010 compared to $665,000 for the year ended December 31, 2009;

b) Legal expense decreased by approximately $97,000 to $183,000 for the year ended December 31, 2010 compared to $280,000 for the year ended December 31, 2009;

c) Accounting expense increased by approximately $3,000 to $73,000 for the year ended December 31, 2010 compared to $70,000 for the year ended December 31, 2009;

d) Office expense increased by approximately $1,000 to $15,000 for the year ended December 31, 2010 compared to $14,000 for the year ended December 31, 2009;

e) Travel expense increased by approximately $30,000 to $50,000 for the year ended December 31, 2010 compared to $20,000 for the year ended December 31, 2009;

f) Depreciation and amortization expense decreased by approximately $110,000 to $222,000 for the year ended December 31, 2010 compared to $332,000 for the year ended December 31, 2009.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by $214,432 during the year ended December 31, 2010 to $2,551,226 from $2,765,658 for the year ended December 31, 2009. The major components of the decrease are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $186,000 to $2,158,000 for the year ended December 31, 2010 from $1,972,000 for the year ended December 31, 2009.  The increase was due largely to an increase in stock compensation expenses to $1,029,000 for the year ended December 31, 2010 compared to $618,000 for the year ended December 31, 2009, while salaries decreased to $966,000 for the year ended December 31, 2010 compared to $1,289,000 for the year ended December 31, 2009;

b) Consulting expense attributable to research and development decreased by approximately $116,000 to $89,000 for the year ended December 31, 2010 from $205,000 for the year ended December 31, 2009 primarily due to decreased services related to prototype development;

c) Lab expense decreased by approximately $229,000 to $44,000 for the year ended December 31, 2010 from $273,000 for the year ended December 31, 2009 primarily due to decreased services related to prototype development; and

d) Travel expense attributable to research and development decreased by approximately $25,000 to $92,000 for the year ended December 31, 2010 from $117,000 for the year ended December 31, 2009.

OTHER INCOME (EXPENSE).

a) In May 2010, we sold our intellectual property portfolio relating to our next generation color display technology that we called Time Multiplexed Optical Shutter (TMOS) to Rambus, Inc. for $2,250,000.  The intellectual property sold was recorded at $161,165, net.  In furtherance of this sale, we entered into an engineering services agreement with Rambus pursuant to which we may, at our option, elect to provide engineering services to support Rambus’ development of this technology.  These services are at our election and do not constitute a material part of our business plan.

b) Debt issuance expense increased to $554,827 for the year ended December 31, 2010, as compared to $164,960 during the year ended December 31, 2009, due to the debt raised in the last three quarters of 2009 and the first quarter of 2010.

c) Interest expense, net increased to an expense of $274,703 for the year ended December 31, 2010, as compared to an expense of $76,607 for the year ended December 31, 2009 primarily due to less cash on hand and interest expense associated with the debt raised in the last three quarters of 2009 and the first quarter of 2010.

NET LOSS. Net loss decreased to $3,817,794 for the year ended December 31, 2010, as compared to net loss of $5,372,838 for the year ended December 31, 2009. We compute our net loss per share on the basis of net loss attributable to common stockholders, which included the effects of certain items not included in the determination of net loss. Net loss attributable to common stockholders for the year ended December 31, 2010 was $3,817,794 as compared to a net loss attributable to common stockholders of $10,002,269 for the year ended December 31, 2009. The net loss attributable to common stockholders for the year ended December 31, 2009 includes $4,629,431 of accrued but unpaid preferred stock dividends.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet transactions.

Liquidity and Capital Resources

Operating Activities

Cash used in operating activities during the year ended December 31, 2010 decreased to $3,379,274 as compared to $3,747,280 used for the year ended December 31, 2009. The decrease is primarily a result of decreases in research and development spending.

Investing Activities

Cash used for investing activities during the year ended December 31, 2010 amounted to $2,241,450, as compared to $0 used for investing activities for the year ended December 31, 2009. In May 2010, the Company sold various intellectual property to Rambus, Inc. for $2,250,000.  In December 2010, the Company purchased equipment for $8,550.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements and a public offering of common stock, convertible investor notes, and a preferred stock offering.

In December 2010, we completed a public offering of 3,450,000 share of our common stock at a price of $5.00 per share, for gross proceeds of $17.25 million.  The net proceeds of the public offering, after deducting underwriting discounts and commissions and offering expenses, is $15.28 million.

The total net cash provided by financing activities was $13,879,420 for the year ended December 31, 2010, which includes:

•	$775,000 proceeds from convertible notes payable;
•	$2,061,999 payments on convertible notes payable
•	$15,275,145 proceeds from issuance of common stock, net; and
•	$108,726 payment of deferred loan costs.

The total net cash provided by financing activities was $2,019,583 for the year ended December 31, 2009, which includes:

•	$2,325,000 proceeds from convertible notes payable; and
•	$305,417 payment of deferred loan costs.

Working Capital

Our primary sources of liquidity have been short-term loans from private placements of convertible notes, private placements of equity securities, and the sale of certain intellectual property.

As of December 31, 2010, we had a cash balance of approximately $13.0 million.  We project that current cash reserves, will sustain our operations through December 31, 2012, and we are not aware of any trends or potential events that are likely to adversely impact our short term liquidity through this term.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate, Interest Rate and Supply Risks

The Company has no exchange rate risks as we conduct 100% of our operations in the United States of America, and we conduct our transactions in US dollars.  The Company has minimal market risk in the areas of financing and interest cost as all notes payable were repaid as of December 31, 2010.  Please refer to Item 1A.  Risk Factors for additional disclosure about risk.   The slightest disruption in our supply chain could also significantly increase our losses and hinder our ability to purchase our products for resale and application.  The Company has no protection against interest rate risk or supply disruptions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive officer and our Chief Financial Officer, who serves as our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the fiscal year covered by this Form 10-K.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making its assessment, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

 This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all of our directors and executive officers as of February 28, 2011. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Title
Reed J. Killion	48	Chief Executive Officer, President, Principal Executive Officer and Director
Robert J. Petcavich	56	Vice President and General Manager Opcuity Films
Dan Van Ostrand	52	Vice President Research & Development
Jeffrey W. Tomz	39	Chief Financial Officer
Carl J. Yankowski	62	Director
Bernard Marren	75	Chairman
Bruce Berkoff	50	Director
Ross Young	45	Director

Biographical information with respect to our executive officers and directors is provided below. There are no family relationships between any of our executive officers or directors.

Reed J. Killion, Chief Executive Officer, President, Principal Executive Officer and Director —Mr. Killion is a member of our board of directors and has served as our President and Principal Executive Officer since September 2004. As of May 1, 2008, Mr. Killion was promoted to Chief Executive Officer.  Mr. Killion is also the Chairman of the Board for Animal Innovations, Inc. Mr. Killion is an active Board Member and Trustee of the Texas A&M Research Foundation. Previously Mr. Killion served as our Executive Vice President of Business Development and has been a member of ours board of directors since April 2002.  Prior to joining Uni-Pixel, Mr. Killion was Vice President of Business Development for LogiCom from 1999 until 2002.  HP/Compaq, Dell, DEC, Siemens, NVIDIA, Vanguard, Atmel, Foxconn, Seiko (SMOS) and DCM Technologies are among the companies Mr. Killion has represented and consulted with over his 20 years in the high tech industry.  Mr. Killion holds a Bachelors Degree in Finance from the University of Mississippi.

Mr. Killion’s eight years of leadership with us makes him highly qualified to be a member of our board.  He has a comprehensive understanding of our company and management, operations, financial requirements and technologies.  Mr. Killion’s management experience and active involvement in various industries enable him to guide our business strategy in an increasingly complex business environment.

Robert J. Petcavich, Vice President and General Manager — Dr. Petacavich has been the Vice President and General Manager of Uni-Pixel since he joined us in January 2008.  Dr Petcavich was also the cofounder of Health Beacons Inc. in Kirkland, Washington, a company that develops leading edge implantable RFID technology for the medical surgical cancer field. Dr Petcavich was Senior Vice President and Chief Technology Officer of Lumera Corporation (NASDAQ:LMRA) in Bothell, Washington, a publicly traded nanotechnology polymer platform bioscience and molecular photonics technology company. Dr. Petcavich has been the Chairman, CEO and CTO of several advanced materials and medical informatics technology companies. Dr. Petcavich was Vice President of Deposition Technologies Inc. from 1982 to 1988, an advanced materials company involved in electro optic and aerospace thin film materials development and manufacturing which was subsequently acquired by Brunswick Defense (NYSE:BC) and Material Sciences Corporation (NYSE:MSC) in 1986. From August 1988 until September 1995, Dr. Petcavich was President and CEO of Alphascribe Express Inc., an electronic medical records service enterprise, which was subsequently sold to Rodeer Systems.  Dr. Petcavich was also founder, Chairman and CTO of Planet Polymer Technologies Inc. (Nasdaq:POLY now PLNT) from 1992 until 2002, an advanced materials intellectual property development company which merged with Allergy Free Inc. of Houston, Texas.  Dr. Petcavich was also founder, CEO and Chairman from 1996 until 2001 of Alife Medical Inc a Natural Language Processing software services provider for the medical billing industry was one of the fasting growing companies in the United States in 2010 according to Red Herring, and was recently acquired by Ingenix, Inc.  Dr. Petcavich was also founder and board member of Molecular Reflections Inc., a MEMS based biotech design and discovery Platform Company as well as Polytronix Inc., a custom LCD manufacturer of Richardson, Texas. Dr Petcavich has a Ph.D. degree in Polymer Science, a Master of Science Degree in Solid State Science, and a B.S. degree in Chemistry from the Pennsylvania State University, and completed the PMD executive management degree program at Harvard.  Dr. Petcavich holds 24 issued United States patents in fields such as electro optic LCD displays, biotechnology MEMS devices, time released animal neutraceuticals, fruit shelf life extension technology, and handheld wireless devices. Dr. Petcavich is also on the Board of Directors of the College of Science and College of Material Science and Engineering at the Pennsylvania State University and Carbon Nanoprobes Inc. in Seattle, Washington.

Dan Van Ostrand, Vice President Research & Development — Mr. Van Ostrand is one of our founders and has served in a Senior Executive position since our inception in February of 1998.  Mr. Van Ostrand has many years of experience in corporate operations, project management, systems engineering and systems design and has been involved in our establishment, funding and management.  Since 2004, he has been leading our corporate R&D activities, including microstructure mastering and Intellectual Property development.  In 2009 he also took over responsibility for all of our Engineering activities.  As co-owner from 1984 through 1992 of a closely-held company that designed ruggedized VME-based tactical computer systems for the United States Army, he was exposed to and became interested in the design, development and engineering principles of flat panel display technology.  Mr. Van Ostrand was a Systems Engineer from 1980 until 1992 for Informatics General, Magnavox, Teledyne and the Jet Propulsion Laboratory.  He has a BA with a double major in Math and Computer Science from Mid-America Nazarene University.

Jeffrey Tomz, Chief Financial Officer — On March 14, 2010, Jeffrey Tomz became our principal financial officer and on July 1, 2010, the board of directors formally designated Mr. Tomz as our Chief Financial Officer. Since June 2005, Mr. Tomz has been our VP of Finance. From August 2001 to April 2005, Mr. Tomz was the Chief Financial Officer of Isolagen, Inc. (AMEX:ILE) and was instrumental in raising over $190 million in equity and debt for Isolagen. From October 1999 to August 2001, Mr. Tomz was a Principal at Benchmark Equity Group, Inc. Mr. Tomz has served on the board of directors of various companies, including InfoHighway Communication Corp., a private communication company from September 1998 to September 2000. Prior to joining Benchmark in the fall of 1997, Mr. Tomz began his career as a certified public accountant with Arthur Andersen Worldwide. Mr. Tomz received his MPA from The University of Texas at Austin.

Carl J. Yankowski, Director— Mr. Yankowski has served as a director since March 16, 2007.  Mr. Yankowski has served as the CEO of Westerham Group since 2001. Mr. Yankowski also served as the CEO of Ambient Devices, Inc. and helped capitalize Ambient.   Mr. Yankowski was named CEO of Palm, Inc. in December 1999, three months before its initial public offering that raised in excess of $1 billion.  Immediately prior to joining Palm, Mr. Yankowski was CEO of the Reebok Brand, where he led the worldwide Reebok-brand business, a multibillion dollar enterprise that recently merged with Adidas.  During his tenure at Reebok, Mr. Yankowski successfully reorganized the Company for growth, significantly streamlined operations, and improved profitability.  Mr. Yankowski spent over four years at Sony Electronics, Inc. as President and COO where he was responsible for the development and launch of numerous successful products in growing markets and new business categories for Sony, including DVD, CDMA, digital imaging, and VAIO personal computers.  He also oversaw the initial U.S. launch of PlayStation.  Mr. Yankowski led Sony to profitable U.S. revenue growth from $6+ Billion to over $10 Billion, and oversaw a dramatic expansion of U.S. manufacturing.  In an earlier position as Chairman of Polaroid’s Asia Pacific Region, Mr. Yankowski led growth in the business imaging market globally and set up the Company’s Asia Pacific headquarters.  Mr. Yankowski has held marketing and strategic leadership positions in several other prestigious technology and consumer-products companies, including General Electric Co., Pepsi, Memorex and Procter & Gamble.  Mr. Yankowski earned simultaneous bachelors of Science degrees in electrical engineering materials science and management from Massachusetts Institute of Technology (“MIT”).  He is a Director of Informatica, Avidyne, and several other firms.  He serves or has served on the visiting committee of MIT Media Lab, and on the Boards of the Boston College Carroll School of Business and MIT Sloan School.

Mr. Yankowski’s leadership roles in numerous fortune 500 companies make him a valuable member of our board of directors and audit committee.  The extensive management experience he has acquired in these roles provide him with the knowledge to deal with financial, accounting, regulatory and administrative matters.  Mr. Yankowksi is well-versed in accounting principles and financial reporting rules and regulations, and is equipped to evaluate financial results and lead our audit committee.

Bernard Marren, Director— Mr. Marren has served as a director since March 16, 2007 and has been Chairman of our board of directors since May 1, 2008.  Mr. Marren is currently the President and CEO of OPTi, Inc., a company that licenses intellectual property for logic chips. In a career that spans more than 40 years, Mr. Marren was both a founder of and the top executive with multiple companies that pioneered new semiconductor technologies. He also served as chief executive with a number of high-tech firms, and is widely regarded for his leadership in sales and marketing, engineering and operations. He has been associated in his career with Western Micro Technology, Inc., Silicon Engineering, Inc., INNO COMM Wireless, American MicroSystems, Inc., and  Fairchild Semiconductor. Extending his executive leadership to the electronics industry as a whole, Mr. Marren was a founder and the first President of the Semiconductor Industry Association. He is also a past President and Chairman of the National Electronic Distributors Association and a past President of the Electronic Industry Show Corporation.  Mr. Marren is a graduate of the Illinois Institute of Technology (BSEE).

Mr. Marren’s technology industry experience, particularly as it relates to our industry, makes him highly qualified to lead our board.  With his business experience and educational background, Mr. Marren is well-versed in the review and evaluation of financial statements of publicly traded companies, which enables him to provide valuable insight to our board of directors.

Bruce Berkoff, Director— Mr. Berkoff has served as a director since March 16, 2007. Mr. Berkoff is the Chairman of the LCD TV Association which is a global not-for-profit marketing trade association to help “inform, promote, improve, and connect” the entire supply chain involved with the large and growing multibillion dollar LCD TV industry.  Mr. Berkoff was also a Director of LG Display from 2007 until 2009.  Mr. Berkoff was the Chief Marketing Officer of Energy and Display Systems, working at Applied Materials, Inc. from October 2009 through January 2011.   Previously, Mr. Berkoff was the CEO and later Chairman of Enuclia Semiconductor, a fab-less semiconductor startup in the HDTV video processor space, and prior to that for 6 years in Seoul Korea he was the Executive Vice-President and Chief Marketing Officer of LG.Philips LCD, one of the world’s leading TFT-LCD manufacturers. Before that, Mr. Berkoff served as general manager of Philips Flat Display Systems’ software and electronics business unit in Silicon Valley. He has also held executive management positions at several technology companies, including UMAX Computer Corporation, Radius, and SuperMac Technologies.  Mr. Berkoff is well-known for his visionary keynote addresses, panel chairmanships and other roles at display and electronics industry events, including the Symposium on Information Displays (SID) Business & Investor Conferences, USDC (US Display Consortium) Conferences, DisplayForum Europe, HDTV Forum, Asia SID (ASID), EuroDisplays (ESID), the U.S. Flat Panel Display (US FPD) Conference, the Flat Information Display (FID) Conference and the Consumer Electronics Show (CES) in Las Vegas.  Mr. Berkoff holds undergraduate and graduate degrees in physics and biophysics from Princeton and the University of California, Berkeley, respectively, and also has display-related patents both granted and pending in the U.S. and China.

Mr. Berkoff’s technology industry experience, particularly as it relates to our industry, makes him highly qualified to serve as a member of our board of directors and other board committee.  With his business experience and educational background, Mr. Berkoff is well-versed in new technologies to help lead our company and is well-versed in the review and evaluation of financial statements of publicly traded companies.  He provides valuable insight to our board of directors and other board committees.

Ross Young, Director— Mr. Young has served as a director since May 20, 2008. Mr. Young founded DisplaySearch, the leading provider of market intelligence on displays and related technology, in 1996 and is credited with building the firm to what it is today. Mr. Young has made multiple appearances on television, including NBC’s  The Today Show as a display industry expert, and has been an invited speaker at over 30 different conferences worldwide. Mr. Young received The NPD Group’s prestigious John Byington Award for outstanding creativity and innovation in November 2006, was appointed to the Board of Directors at Westar Display Technologies in February 2005 and was named to the VLSI Research Executive All-Star Team in 1994. Prior to founding DisplaySearch in 1996, he served in senior marketing positions at OWL Displays, Brooks Automation, Fusion Semiconductor and GCA in the driver IC, flat panel automation, etch and strip and lithography markets. He is also a published author, having written a book on U.S. - Japanese competition titled  Silicon Sumo: U.S.-Japan Competition and Industrial Policy in the Semiconductor Equipment Industry . As of September 2008, Mr. Young is currently a Vice President at Samsung Electronics. Mr. Young holds a Bachelor Degree in economics from the University of California at San Diego.

Mr. Young’s technology industry experience, particularly as it relates to our industry, makes him highly qualified to serve as a member of our board of directors and other board committee.  With his business experience and educational background, Mr. Young is well-versed in new technologies to help lead our company and is well-versed in the review and evaluation of financial statements of publicly traded companies.  He provides valuable insight to our board of directors and other board committees.

The Board members serve for the latter of a period of one year or until the next annual meeting of stockholders.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee Financial Expert

Carl Yankowski, one of our directors, serves in a capacity of an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the registered class of the Company’s equity securities to file with the SEC reports of ownership and changes in ownership of the Company’s Common Stock. Directors, executive officers and greater than 10% beneficial stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of these reports furnished, management believes that the directors, executive officers and greater than 10% stockholders filed, on a timely basis, all reports required by Section 16(a) of the Exchange Act with respect to the year ended December 31, 2010.

Code of Ethics Disclosure

We have adopted a Code of Ethics, a copy of which is filed as an exhibit to our 2005 Annual Report on Form 10-KSB, for our principal executive, financial and accounting officers or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation.

The table below summarizes the total compensation paid to or earned by our principal executive officer, our principal financial officer and each of our two other executive officers other than our principal executive officer and principal financial officer.  The amounts represented in the “Option Awards” column reflect the stock compensation expense recorded by the Company pursuant to ASC Topic 718 and does not necessarily equate to the income that will ultimately be realized by the named executive officers for such awards.

Summary Compensation Table
Name and Principal Position	Year	Salary (1)	Bonus (2)		Option Awards (3)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (4)	Total

Reed J. Killion Chief Executive Officer, President (Principal Executive Officer) & Director	2010 2009	$208,833 213,542	$	— —	$479,312 323,143	— —	— —	$10,000 11,500	$698,145 548,185

Robert J. Petcavich Vice President & General Manager Opcuity Films	2010 2009	163,000 167,963		— —	375,311 143,569	— —	— —	— —	538,311 311,532

Dan Van Ostrand Vice President Research & Development	2010 2009	143,833 136,667		— —	92,754 18,494	— —	— —	— —	236,587 155,161

James A. Tassone (5) Former Chief Financial Officer	2010 2009	7,750 150,875		— —	223,868 57,986	— —	— —	500 11,500	232,118 220,361

Jeffrey W. Tomz (6) Chief Financial Officer	2010 2009	138,833 123,854		— —	177,202 34,940	— —	— —	10,000 11,500	326,035 170,294
——–––––––––—
(1)
Effective September 16, 2007, the base salary of Reed J. Killion is $250,000.  Effective January 7, 2008, the base salary of Robert Petcavich is $195,000.  Effective July 1, 2010, the base salary of Dan Van Ostrand and Jeffrey W. Tomz is $180,000.

(2)	Amounts reflect the aggregate annual cash bonus earned by each of our named executive officers for fiscal years 2010 and 2009. There were no cash bonus paid for fiscal years 2010 and 2009.

(3)
For 2010 and 2009, the amounts reflect the compensation cost recognized in 2010 and 2009, respectively, for stock options in accordance with FAS 123R, which reflects the fair value of all stock-based compensation in earnings based on the related vesting schedule.  For additional information relating to the assumptions made by us in connection with the valuation of these awards for 2010, refer to Note 3 of our financial statements herein.  For additional information relating to the assumptions made by us in connection with the valuation of these awards for 2009, refer to Note 3 of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

(4)	Excludes perquisites and other personal benefits unless such compensation was greater than $10,000. For Mr. Killion, Mr. Tassone and Mr. Tomz, amounts include a car allowance.

(5)	Effective March 14, 2010, Mr. Tassone resigned as chief financial officer.

(6)	Effective July 1, 2010, Mr. Tomz was appointed Chief Financial Officer. Since June 2005, Mr. Tomz was the VP of Finance of the Company.

401(k) Plan

Effective February 2007, the Company created an employee benefit plan available to all full-time employees under Section 401(k) of the Internal Revenue Code ("401(k) plan"). Employees may make contributions up to a specified percentage of their compensation, as defined. The Company is not obligated to make contributions under the 401(k) plan. In addition, the Company did not make any matching employer contribution to the 401(k) Plan in 2010 or 2009.

Employment Agreements

As of December 31, 2010, the Company does not have any employment agreements outstanding.

	Outstanding Equity Awards at December 31, 2010
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Reed J. Killion	30,000		--		$7.50	3/15/2015	--	--	--	--
	54,000		--		7.50	9/13/2017	--	--	--	--
	12,188	(a)	1,312	(a)	7.50	4/18/2018	--	--	--	--
	1,667		--		7.50	1/30/2019	--	--	--	--
	16,667	(b)	50,000	(b)	7.50	1/28/2020	--	--	--	--

Robert Petcavich	33,334		--		7.50	1/7/2018	--	--	--	--
	1,667		--		7.50	1/30/2019	--	--	--	--
	20,000	(b)	60,000	(b)	7.50	1/28/2020	--	--	--	--

Dan Van Ostrand	1,667		--		7.50	1/30/2019	--	--	--	--
	8,334	(b)	25,000	(b)	7.50	1/28/2020	--	--	--	--

James A. Tassone	13,334		--		7.50	4/19/2015	--	--	--	--
	7,000		--		7.50	9/13/2017	--	--	--	--
	1,702		--		7.50	4/18/2018	--	--	--	--
	1,667		--		7.50	1/30/2019	--	--	--	--
	33,334		--		7.50	1/28/2020	--	--	--	--

Jeffrey W. Tomz	13,334		--		7.50	4/19/2015	--	--	--	--
	3,334		--		7.50	9/13/2017	--	--	--	--
	1,667		--		7.50	1/30/2019	--	--	--	--
	5,334		16,000	(b)	7.50	1/28/2020	--	--	--	--
	8,334		25,000	(c)	7.50	5/19/2020	--	--	--	--

(a)	vests monthly over 36 months beginning April 18, 2008
(b)	25% vest on 1/28/2010; 25% vest on 1/28/2011; 25% vest on 1/28/2012; and 25% vest on 1/28/2013.
(c)	25% vest on 5/19/2010; 25% vest on 5/19/2011; 25% vest on 5/19/2012; and 25% vest on 5/19/2013.

Director Compensation

The table below summarizes the total compensation paid to or earned by our directors during 2010. The amounts represented in the “Option Awards” column reflects the stock compensation expense recorded by the company and does not necessarily equate to the income that will ultimately be realized by the director for such awards.   The table does not include Mr. Killion whose compensation is described in the Summary Compensation Table above.

Director Summary Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Bruce Berkoff	$--	--	$53,598	--	--	--	$53,598
Bernard Marren	--	--	68,274	--	--	--	68,274
Carl Yankowski	--	--	150,448	--	--	--	150,448
Ross Young	--	--	75,444	--	--	--	75,444

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

Cash-Based Compensation

Company non-employee directors receive an annual stipend of $40,000 paid monthly.   All directors are reimbursed ordinary and reasonable expenses incurred in exercising their responsibilities in accordance the Company’s Travel and Entertainment Expense Reimbursement policy applicable to all employees of the Company.  The non-employee directors waived their cash compensation fees for all of fiscal 2009 and 2010.

Equity-Based Compensation

Under provisions adopted by the Board of Directors, each non-employee director receives an option to purchase 6,667 shares of our common stock issued upon his first election to the Board of Directors.  These options vest monthly over three years. Stock options granted under the plan are priced at the closing market price of the Company’s stock on the day of grant.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have set forth in the following table certain information regarding our common stock, on an as converted basis, beneficially owned as of February 28, 2011 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each of our directors and named executive officers, and (iii) all executive officers and directors as a group. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days pursuant to options, warrants, conversion privileges or similar rights. At February 28, 2011, we had 7,131,890 issued and outstanding shares of Common Stock and no preferred stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)		Percent of Class
Directors and Officers:
Reed J. Killion	231,668	(2)	3.2%
Robert J. Petcavich	133,501	(3)	1.8%
Dan Van Ostrand	113,501	(4)	1.6%
James A. Tassone	79,120	(5)	1.1%
Jeffrey W. Tomz	88,450	(6)	1.2%
Carl J. Yankowski	80,668	(7)	1.1%
Bernard Marren	122,796	(8)	1.7%
Bruce Berkoff	25,251	(9)	0.4%
Ross Young	24,973	(10)	0.3%
All Directors and Executive Officers as a Group (8 persons)	820,808		11.3%
5% Stockholders:
The Raptor Global Portfolio Ltd. 50 Rowes Wharf 6th Floor Boston, MA 02110	1,423,986	(11)	18.9%
The Altar Rock Fund Liquidating Trust 50 Rowes Wharf 6th Floor Boston, MA 02110	12,115	(12)	0.2%
The Tudor BVI Global Portfolio, L.P. 1275 King Street Greenwich, CT 06831	455,041	(13)	6.3%
Merrill Lynch Pierce, Fenner & Smith Incorporated Bank of America, 15th Floor 600 Montgomery Street San Francisco, CA 94111	899,524	(14)	12.2%

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

(2)	Includes options to purchase 195,001 shares of Common Stock exercisable within 60 days from February 28, 2011.

(3)	Includes options to purchase 127,501 shares of Common Stock exercisable within 60 days from February 28, 2011.

(4)	Includes options to purchase 58,334 shares of Common Stock exercisable within 60 days from February 28, 2011.

(5)
Includes options to purchase 55,370 shares of Common Stock exercisable within 60 days from February 28, 2011. As announced by the Company in March 2010, Mr. Tassone resigned as Chief Financial Officer.  Accordingly, the number of shares owned by Mr. Tassone is not included in the aggregate amount for all directors and executive officers as a group.

(6)	Includes options to purchase 77,336 shares of Common Stock exercisable within 60 days from February 28, 2011.

(7)	Includes options to purchase 80,668 shares of Common Stock exercisable within 60 days from February 28, 2011.

(8)	Includes options to purchase 35,417 shares of Common Stock exercisable within 60 days from February 28, 2011.

(9)	Includes options to purchase 25,251 shares of Common Stock exercisable within 60 days from February 28, 2011.

(10)	Includes options to purchase 24,973 shares of Common Stock exercisable within 60 days from February 28, 2011.

(11)	Includes warrants to purchase 395,655 shares of Common Stock exercisable within 60 days from February 28, 2011.

(12)	Includes warrants to purchase 3,366 shares of Common Stock exercisable within 60 days from February 28, 2011.

(13)	Includes warrants to purchase 126,433 shares of Common Stock exercisable within 60 days from February 28, 2011.

(14)	Includes warrants to purchase 254,785 shares of Common Stock exercisable within 60 days from February 28, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Our practice has been that any transaction which would require disclosure under Item 404(a) of Regulation S-K of the rules and regulations of the Securities and Exchange Commission, with respect to a director or executive officer, must be reviewed and approved, or ratified, by our audit committee pursuant to the audit committee charter. The audit committee reviews and investigates any matters pertaining to the integrity of management and directors, including conflicts of interest, or adherence to standards of business conduct required by our policies. We are currently not a party to any such related party transactions.

Director Independence

Our common stock is currently listed on The NASDAQ Capital Market under the symbol “UNXL,” and therefore, our determination of the independence of directors is made using the definition of “independent” contained in the listing standards of the NASDAQ Stock Market.  On the basis of information solicited from each director, the board has determined that each of Mr. Yankowski, Mr. Marren, Mr. Berkoff and Mr. Young has no material relationship with the Company and is independent within the meaning of such rules. In making this determination, the board evaluated responses to a questionnaire completed by each director regarding relationships and possible conflicts of interest between each director, the company and management. In its review of director independence, the board considered all commercial, industrial, banking, consulting, legal, accounting, charitable, and familial relationships any director may have with the company or management   Our audit committee consists of Mr. Yankowski (Chairman), Mr. Marren and Mr. Berkoff.; our compensation committee consists of Mr. Marren (Chairman), Mr. Berkoff and Mr. Young; and our nomination and governance committee consists of Mr. Berkoff (Chairman), Mr. Yankowski and Mr. Young, each of whom the board has determined has no material relationship with the company and is independent, as provided above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by PMB Helin Donovan, LLP (“PMBHD”) for professional services rendered for the audit of our annual consolidated financial statements during the fiscal year ended December 31, 2010, and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for that fiscal year were $70,375.  The aggregate fees billed by PMBHD for professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q during the fiscal year ended December 31, 2009, were $51,975.  These fees include fees billed for professional services rendered by PMBHD for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Related Fees

PMBHD did not bill us for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended December 31, 2010, or the fiscal year ended December 31, 2009, that are not included under Audit Fees above.

Tax Fees

PMBHD billed $4,950 and $4,950 for the fiscal years ended December 31, 2010 and 2009, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

PMBHD did not perform any services for us or charge any fees other than the services described above for either the fiscal year ended December 31, 2010, or the fiscal year ended December 31, 2009.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Uni-Pixel, Inc. (14)
3.2	Form of Certificate of Amendment to Amended and Restated Certificate of Incorporation of Uni-Pixel, Inc. (14)
3.3	Amended and Restated Bylaws of Uni-Pixel, Inc. (1)
4.1	Junior Subordinated Unsecured Promissory Note (1)
4.2	Common Stock Purchase Warrant No. 1 (1)
4.3	Common Stock Purchase Warrant No. 2 (1)
4.4	Common Stock Purchase Warrant No. 3 (1)
4.5	Form of common stock certificate (6)
4.6	Uni-Pixel, Inc. 12% Senior Secured Convertible Debenture No. 1 issued to Trident Growth Fund, L.P., dated May 24, 2006. (7)
4.7	Uni-Pixel, Inc. 12% Senior Secured Convertible Debenture No. 1 issued to CapSource Fund, L.P., dated May 24, 2006. (7)
4.8	Common Stock Purchase Warrant No. 1 issued to Trident Growth Fund, L.P., dated May 24, 2006. (7)
4.9	Common Stock Purchase Warrant No. 1 issued to CapSource Fund, L.P., dated May 24, 2006. (7)
4.10	Uni-Pixel, Inc. 10% Senior Unsecured Convertible Debenture dated September 12, 2006. (8)
4.11	Common Stock Purchase Warrant dated September 12, 2006. (8)
10.1	Cancellation and Transfer Agreement (1)
10.2	Placement Agent Agreement (1)
10.3	Uni-Pixel Display, Inc. Lock-Up Agreement (1)
10.4	Consulting Agreement (1)
10.5	Office Lease Agreement for Synergy North By and Between First Metro Limited Partnership (“Landlord”) and Uni-Pixel Displays, Inc. (“Tenant”) (1)
10.6	Employee Intellectual Property Assignment and Nondisclosure Agreement (1) (5)
10.7	Uni-Pixel, Inc. 2005 Stock Incentive Plan (1) (5)
10.8	Uni-Pixel, Inc. 2005 Stock Incentive Plan — Notice of Stock Option Award (1) (5)
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
10.21
Securities Purchase Agreement dated as of February 13, 2007, by and among Uni-Pixel, Inc., The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio Ltd., Tudor Proprietary Trading, L.L.C. and The Altar Rock Fund L.P. (10)

10.22
Investors’ Rights Agreement dated as of February 13, 2007, by and among Uni-Pixel, Inc., The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio Ltd., Tudor Proprietary Trading, L.L.C. and The Altar Rock Fund L.P. (10)

10.23	Form of Warrant dated as of February 13, 2007. (10)
10.24	Severance Agreement between Uni-Pixel, Inc. and Frank DeLape dated September 11, 2007. (5) (11)
10.25	Uni-Pixel, Inc. 2007 Stock Incentive Plan (11) (5)
10.26	Securities Purchase Agreement dated as of September 28, 2007, by and among Uni-Pixel, Inc. and Merrill Lynch Pierce, Fenner & Smith Incorporated. (12)
10.27	Investors’ Rights Agreement dated as of September 28, 2007, by and among Uni-Pixel, Inc. and Merrill Lynch Pierce, Fenner & Smith Incorporated. (12)
10.28	Form of Warrant dated as of September 28, 2007. (12)
10.29	Uni-Pixel, Inc. 2010 Stock Incentive Plan (13) (5)
10.30	Form of Warrant to be granted to MDB Capital Group LLC (14)
14	Code of Ethics (6)
21	Subsidiaries (6)
31.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15)
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15)
32.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)

(1)	Previously filed as an exhibit to the Company’s Form 10-SB, filed on February 18, 2005, and incorporated by reference hereto.
(2)	Previously filed as an exhibit to the Company’s Amendment #1 Form 10-SB, filed on April 1, 2005, and incorporated by reference hereto.
(3)	Previously filed as an exhibit to the Company’s Amendment #2 Form 10-SB, filed on April 27, 2005, and incorporated by reference hereto.
(4)	Previously filed as an exhibit to the Company’ Form 10-QSB, filed on November 10, 2005, and incorporated by reference hereto.
(5)	Management contract or compensation plan or arrangement
(6)	Previously filed as an exhibit to the Company’ Form 10-KSB, filed on March 28, 2006, and incorporated by reference hereto
(7)	Previously filed as an exhibit to the Company’ Form 10-QSB, filed on August 14, 2006, and incorporated by reference hereto.
(8)	Previously filed as an exhibit to the Company’ Form 10-QSB, filed on November 13, 2006, and incorporated by reference hereto.
(9)	Previously filed as an exhibit to the Company’s Form 8-K, filed on May 31, 2006, and incorporate by reference hereto.
(10)	Previously filed as an exhibit to the Company’s Form 8-K, filed on February 16, 2007, and incorporate by reference hereto.
(11)	Previously filed as an exhibit to the Company’s Form 8-K, filed on September 20, 2007, and incorporate by reference hereto.
(12)	Previously filed as an exhibit to the Company’s Form 8-K, filed on October 2, 2007, and incorporate by reference hereto.
(13)	Previously filed as an exhibit to the Company’s Form S-8, filed on June 4, 2010, and incorporate by reference hereto.
(14)	Previously filed as an exhibit to the Company’s Form S-1, Amendment #3, filed on December 1, 2010, and incorporate by reference hereto.
(15)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

Date: March 10, 2011	By:	/s/ JEFFREY W. TOMZ
Jeffrey W. Tomz
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ REED J. KILLION	President, Principal Executive Officer and Director	March 10, 2011
Reed J. Killion

/s/ ROBERT J. PETCAVICH	Vice President and General Manager	March 10, 2011
Robert J. Petcavich

/s/ DAN VAN OSTRAND	Vice President Research & Development	March 10, 2011
Dan Van Ostrand

/s/ Jeffrey W. Tomz	Chief Financial Officer and Secretary	March 10, 2011
Jeffrey W. Tomz

/s/ CARL J. YANKOWSKI	Director	March 10, 2011
Carl J. Yankowski

/s/ BERNARD MARREN	Chairman of the Board	March 10, 2011
Bernard Marren

/s/ BRUCE BERKOFF	Director	March 10, 2011
Bruce Berkoff

/s/ ROSS YOUNG	Director	March 10, 2011
Ross Young

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF UNI-PIXEL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Uni-Pixel, Inc.

We have audited the accompanying consolidated balance sheets of Uni-Pixel, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uni-Pixel, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

March 10, 2011
Houston, Texas

Uni-Pixel, Inc.
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009

ASSETS
Current assets
Cash and cash equivalents	$13,049,446	$307,850
Restricted cash	—	34,877
Accounts receivable, net	77,889	—
Deferred loan costs	—	385,549
Prepaid expenses	—	3,400

Total current assets	13,109,897	731,676

Property and equipment, net of accumulated depreciation of $1,543,839 and $1,328,662, at December 31, 2010 and 2009, respectively	70,734	277,361
Restricted cash	17,439	—
Intangible assets	—	168,250

Total assets	$13,215,508	$1,177,287

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$341,541	$927,641
Deferred revenue	85,906	33,333
Convertible notes payable, net of unamortized discounts of $0 and $41,807 at December 31, 2010 and December 31, 2009, respectively	—	2,283,193
Interest payable	—	61,317

Total current liabilities	427,447	3,305,484

Total liabilities	427,447	3,305,484

Commitments and contingencies (Note 6)	—	—

Shareholders’ equity (deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized, 7,131,890 shares and 3,474,285 shares issued and outstanding at December 31, 2010 and 2009, respectively	7,132	3,474
Additional paid-in capital	66,507,247	47,776,853
Accumulated deficit during development stage	(53,726,318)	(49,908,524)

Total shareholders’ equity (deficit)	12,788,061	(2,128,197)

Total liabilities and shareholders’ equity (deficit)	$13,215,508	$1,177,287

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009

Thin film revenue	$243,519	$—

Cost of revenues	20,695	—

Gross margin	222,824	—

Selling, general and administrative expenses	2,748,697	2,365,613
Research and development	2,551,226	2,765,658

Operating loss	(5,077,099)	(5,131,271)

Other income (expense)
Gain on sale of intellectual property	2,088,835	—
Debt issuance expense	(554,827)	(164,960)
Interest income (expense), net	(274,703)	(76,607)

Net loss	$(3,817,794)	$(5,372,838)

Preferred stock dividends and amortization of discount	—	(4,629,431)
Net loss attributable to common shareholders	$(3,817,794)	$(10,002,269)

Per share information
Operating loss – basic and diluted	$(1.40)	$(2.56)
Net loss – basic and diluted	(1.05)	(2.68)
Preferred stock dividends and amortization of discount	—	(2.30)
Net loss attributable to common shareholders – basic and diluted	$(1.05)	$(4.98)

Weighted average number of basic and diluted common shares outstanding	3,628,454	2,006,546

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.
Consolidated Statements of Shareholders’ Equity (Deficit)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, December 31, 2008	1,526,897	$1,527	$30,806,930	$(43,475,391)	$(12,666,934)
Conversion of Series B & C Preferred Stock	1,947,388	1,947	17,937,862	—	17,939,809
Additional warrants and dividends issued to Series B & C Preferred Stock holders to induce conversion to common stock	—	—	1,060,295	(1,060,295)	—
Stock compensation expense	—	—	1,234,419	—	1,234,419
Issuance of warrants to convertible note investors	—	—	61,389	—	61,389
Issuance of warrants to placement agent	—	—	245,094	—	245,094
Amortization of discount of Series B Preferred Stock	—	—	(1,114,681)	—	(1,114,681)
Amortization of discount of Series C Preferred Stock	—	—	(1,142,893)	—	(1,142,893)
Series B Preferred Stock dividends	—	—	(715,397)	—	(715,397)
Series C Preferred Stock dividends	—	—	(596,165)	—	(596,165)
Net loss	—	—	—	(5,372,838)	(5,372,838)
Balance, December 31, 2009	3,474,285	$3,474	$47,776,853	$(49,908,524)	$(2,128,197)
Issuance of common stock, net of issuance costs	3,450,000	3,450	15,271,695	—	15,275,145
Conversion of debt and accrued interest into common stock	207,605	208	1,037,792	—	1,038,000
Stock compensation expense	—	—	2,348,344	—	2,348,344
Issuance of warrants to convertible note investors	—	—	12,010	—	12,010
Issuance of warrants to placement agent	—	—	60,553	—	60,553
Net loss	—	—	—	(3,817,794)	(3,817,794)
Balance, December 31, 2010	7,131,890	$7,132	$66,507,247	$(53,726,318)	$12,788,061

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(3,817,794)	$(5,372,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	222,261	331,700
Stock compensation expense	2,348,344	1,234,419
Amortization of debt issuance costs	554,827	164,960
Amortization of discounts on notes payable	53,817	19,582
Gain on sale of intellectual property	(2,088,835)	—
Change in operating assets and liabilities:
Decrease in cash restricted for lease obligations	17,438	—
Increase in accounts receivable	(77,889)	—
Decrease in prepaid expenses and other current assets	3,400	—
Increase (decrease) in accounts payable	(586,099)	196,619
Increase (decrease) in accrued interest payable	(61,317)	61,317
Decrease in accrued expenses and other liabilities	—	(383,039)
Increase in deferred revenue	52,573	—
Net cash used in operating activities	(3,379,274)	(3,747,280)

Cash flows from investing activities
Purchase of property and equipment	(8,550)	—
Proceeds from the sale of intellectual property	2,250,000	—
Net cash provided by investing activities	2,241,450	—

Cash flows from financing activities
Proceeds from convertible notes payable	775,000	2,325,000
Payments on convertible notes payable	(2,061,999)	—
Payments of deferred loan costs	(108,726)	(305,417)
Proceeds from the issuance of common stock, net	15,275,145	—
Net cash provided by financing activities	13,879,420	2,019,583

Net increase (decrease) in cash and cash equivalents	12,741,596	(1,727,697)
Cash and cash equivalents, beginning of period	307,850	2,035,547
Cash and cash equivalents, end of period	$13,049,446	$307,850

Supplemental disclosures of cash flow information:
Cash paid for interest	$196,038	$—
Preferred stock dividend and amortization of discount	$—	$3,569,136
Conversion of Series B preferred stock for common stock	$—	$12,584,776
Conversion of Series C preferred stock for common stock	$—	$5,355,033
Additional warrants and dividends issued to Series B preferred stock holders to induce conversion to common stock	$—	$749,565
Additional warrants and dividends issued to Series C preferred stock holders to induce conversion to common stock	$—	$310,730
Issuance of warrants to convertible note investors	$12,010	$61,389
Issuance of warrants to Placement Agent	$60,553	$245,094
Issuance of warrants to underwriter	$1,530,919	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNI-PIXEL, INC.
Notes to the Audited Consolidated Financial Statements

Note 1 – Basis of Presentation, Business and Organization

Uni-Pixel, Inc., a Delaware corporation, is the parent company of Uni-Pixel Displays, Inc., its wholly-owned operating subsidiary.  As used herein, “Uni-Pixel,” “we,” “us,” and “our” refer to Uni-Pixel, Inc. and Uni-Pixel Displays, Inc.  Our common stock, par value $0.001 per share, is quoted on the NASDAQ under the ticker symbol “UNXL.”

Uni-Pixel is a production stage company delivering its Clearly Superior™ Performance Engineered Films to the Lighting & Display, Solar and Flexible Electronics market segments. We have approximately 12 patents issued or filed and have extensive expertise, technology know-how and trade secrets—protecting its performance engineered film development and manufacturing platforms.

Uni-Pixel’s newly developed UniBoss™ thin film high volume roll to roll or continuous flow manufacturing process offers high fidelity replication of advanced micro-optic structures and surface characteristics over large area, combined with a thin film conductive element. We will sell our films as sub components for use in LCD, FSC – LCD and our own Time Multiplexed Optical Shutter (“TMOS”) developed display technology as a back light film and active film sub-component.   We are currently shipping our Clearly Superior ™ Finger Print Resistant protective cover films for multiple touch enabled devices. We sell our films under the Clearly Superior™ brand as well as private label and Original Equipment Manufactures (“OEM”).

Uni-Pixel is developing 3D Films, ITO-Less Touch Films, Privacy Films and Flexible Electronic Films based on our newly-developed UniBoss™ manufacturing process for flexible thin-film conductors. In addition, our work in developing TMOS has led to advances in the thin-film and advanced optics arenas that can be leveraged for other marketable applications.  Uni-Pixel intends to explore the business potential within these applications and pursue those markets that offer profitable opportunities either through licensing or direct production and sales.  As of December 31, 2010, Uni-Pixel had accumulated a total deficit of $53.7 million from operations in pursuit of these objectives.

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

Since our inception, we have been primarily engaged in developing our initial product technologies, recruiting personnel, commencing our U.S. operations and obtaining sufficient capital to meet our working capital needs. In the course of our development activities, we have sustained losses and expect such losses to continue through at least December 31, 2012. We will finance our operations primarily through our existing cash and possible future financing transactions.

In December 2010, we completed a public offering of 3,450,000 shares of our common stock at a price of $5.00 per share, for gross proceeds of $17.25 million.  The net proceeds of the public offering after deducting underwriting discounts and commissions and offering expenses is $15.28 million.

As of December 31, 2010, we had cash and cash equivalents of $13.0 million.  We believe that our existing capital resources are adequate to finance our operations until December 31, 2012.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional debt and equity to meet our business objectives.

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

On December 9, 2010, the Company affected a 1-for-15 reverse split of its common stock, which was authorized by its Board of Directors. The primary objective in affecting the reverse split was to better enable the Company to obtain its listing of its common stock on the NASDAQ Capital Market.  As a result of the reverse stock split, each fifteen shares of the common stock that was issued and outstanding or held in treasury on December 9, 2010 at 5:00 pm Eastern time were automatically combined into one share.   The reverse stock split reduced the number of issued and outstanding shares of common stock as of December 9, 2010 from approximately 52.1 million shares to approximately 3.5 million shares.  Fractional shares were rounded up to the nearest whole number.  The reverse stock split affected all of the holders of common stock uniformly. Shares of common stock underlying outstanding options and warrants were proportionately reduced and the exercise price of outstanding options and warrants was proportionately increased in accordance with the terms of the agreements governing such securities.  All common stock share and per share information in the consolidated financial statements and notes thereto included in this report have been restated to reflect retrospective application of the reverse stock split, except for par value per share and the number of authorized shares, which were not affected by the reverse stock split.

Note 2 -  Summary of Significant Accounting Policies

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the insured limit of $250,000 at December 31, 2010 and December 31, 2009.  The amounts held in these banks did exceed the insured limit of $250,000 as of December 31, 2010. The amounts held in these banks did not exceed the insured limit of $250,000 as of December 31, 2009.    The terms of other deposits are on demand and are subject to guarantees in full by FDIC under the Transaction Account Guarantee Program.   We have not incurred losses related to these deposits.  In addition, on December 31, 2010 and December 31, 2009, we held an investment account of $0 and $211,441, respectively, with a financial institution other than a bank.  These funds are invested in money market funds.  We have not incurred losses related to these deposits.

Restricted cash

As of December 31, 2010 and December 31, 2009, we had restricted cash of $17,439 and $34,877, respectively.  This amount secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas as of both December 31, 2010 and December 31, 2009.  The restricted cash has been segregated into current and long-term classifications based on its anticipated liquidation.

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions.  If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly.  Receivable balances deemed uncollectible are written off against the allowance.

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

Stock-based compensation

We recognize the cost of stock options and restricted stock in accordance with FASB ASC Topic 718 Compensation – Stock Compensation (“Topic 718”), previously SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), “Share Based Payment”, Topic 718 requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. Topic 718 must be applied to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for which the associated service has not been rendered as of its effective date.

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

Stock options

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

Total compensation expense recognized for options was approximately $2.3 million and $1.2 million for the twelve months ended December 31, 2010 and December 31, 2009, respectively.

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

The Company has losses carried forward for income tax purposes to December 31, 2010. There are no current or deferred tax expenses for the twelve month periods ended December 31, 2010 and 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. Accordingly, no benefit has been recognized on the net loss as the realization of the net operating loss carryforward cannot be assured.

The Company regularly assesses uncertain tax positions in each of the tax jurisdictions in which it has operations and accounts for the related financial statement implications. Unrecognized tax benefits are reported using the two-step approach under which tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement of the tax position. Determining the appropriate level of unrecognized tax benefits requires the Company to exercise judgment regarding the uncertain application of tax law. The amount of unrecognized tax benefits is adjusted when information becomes available or when an event occurs indicating a change is appropriate. Future changes in unrecognized tax benefits requirements could have a material impact on the results of operations.  The Company files U.S. federal and U.S. state tax returns.  The Company is generally no longer subject to tax examinations relating to federal and state tax returns for years prior to 2007.

The Company is subject to Texas franchise tax, which is based on taxable margin, rather than being based on federal taxable income.  For the years ended December 31, 2010 and 2009, the Company has no Texas margin tax obligation.

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

At December 31, 2009, options and warrants to purchase 1,537,173 shares of common stock at exercise prices ranging from $7.50 to $30.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.  Further, as of December 31, 2009, $2,325,000 and $61,316.66 of convertible notes payable and accrued interest, respectively, were outstanding that may convert, at the holders election, at $7.50 per share.  This could result into 318,176 shares of common stock if converted, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

At December 31, 2010, options and warrants to purchase 2,295,866 shares of common stock at exercise prices ranging from $5.00 to $30.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

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

Recently issued accounting pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The adoption of ASU 2009-05 had no effect on the Company’s consolidated financial statements.

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

Note 3 – Property and Equipment

A summary of the components of property and equipment at December 31:

	Estimated Useful Lives	2010	2009
Research and development equipment	3 to 5 years	$1,211,603	$1,203,053
Leasehold improvements	5 years	210,086	210,086
Computer equipment	5 years	97,740	97,740
Office equipment	3 to 5 years	95,144	95,144
		1,614,573	1,606,023
Accumulated depreciation		(1,543,839)	(1,328,662)
Property and equipment, net		$70,734	$277,361

Depreciation and amortization expense of property and equipment for the years ended December 31, 2010 and 2009 was $0.2 million and $0.3 million, respectively.

Note 4 – Patents

Patents consists of the following at December 31, 2010 and 2009:

	2010	2009
Patents	$--	$196,588
Less accumulated amortization	--	(28,338)
Patents, net	$--	$168,250

The patent amortization expense for the years ended December 31, 2010 and 2009 was $7,085 and $17,003, respectively.

In May 2010, we sold our patents portfolio relating to our next generation color display technology that we called Time Multiplexed Optical Shutter (TMOS) recorded at $161,165, net, to Rambus Inc. (Rambus) for $2,250,000.  Following this sale, we no longer are pursuing business opportunities relating to the commercialization of flat panel displays using TMOS architecture and techniques.  We will focus on sub-components in display systems that utilize microstructured and conductive thin films, such as backlights and touch panels.  As part of the patent sale, we entered into an engineering services agreement with Rambus pursuant to which we may choose to provide engineering services as work for hire to further develop the intellectual property Rambus acquired in the sale, as well as provide the micro-structured films used in the manufacture of those devices as a films supplier.

Note 5 – Income Taxes

The Company accounts for income taxes in accordance with Topic 740. This Topic 740 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has a cumulative net operating loss for tax purposes of approximately $44.5 million and $41.9 million at December 31, 2010 and 2009, respectively. The Company has a potential deferred tax asset of approximately $15.1 million as a result of this net operating loss carry forward. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets. The valuation allowance increased by approximately $1.3 million and $1.8 million for the years ended December 31, 2010 and 2009, respectively.

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31:

	2010	2009

Income tax expense (benefit) computed at statutory rates	$1,298,000	$1,827,000
Increase in valuation allowance	(1,298,000)	(1,827,000)
Other	--	--
Tax provision for income taxes	$--	$--

The Company’s deferred tax assets consist of the following (in thousands) as of December 31:

	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$15,146,000	$13,848,000
Valuation allowance	(15,146,000)	(13,848,000)
Net deferred tax assets	$--	$--

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

Note 6 – Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities in The Woodlands, Texas under a third party non-cancelable operating lease through April 30, 2016. Future minimum lease commitments as of December 31, 2010 are as follows:

Year Ending December 31
2011	$215,804
2012	200,817
2013	203,542
2014	206,267
2015	208,992
Thereafter	76,294
Total	$1,111,716

This lease provides the Company with a right to extend the lease term for two additional five year terms or one term of ten years, at the Company’s option.

Rent expense for 2010 and 2009 was $170,417 and $199,208, respectively.

Litigation

The Company from time to time may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company’s financial position, results of operations or cash flows.

Employment agreements

As of December 31, 2010, the Company does not have any employment agreements outstanding.

Note 7 -   Redeemable Preferred Stock, Equity, Stock Plan and Warrants

Common Stock

During the year ended December 31, 2010 (1) we issued no shares of common stock for cash in connection with the exercise of stock options; (2) issued no shares of common stock in exchange for cashless exercise of warrants; (3) issued 3,450,000 shares of common stock in connection of the sale of common stock in December 2010; and (4) issued 207,605 shares of common stock in connection with the conversion of debt into common stock in December 2010.

In December 2010, we completed a public offering of 3,450,000 shares of our common stock at a price of $5.00 per share, for gross proceeds of $17.25 million.  The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses is $15.28 million.  In connection with the offering, we granted MDB Capital Group, LLC, the underwriter of the offering, 345,000 warrants to purchase our common stock with an exercise price of $6.00 per shares.  These warrants vested on the date of grant and expire on December 9, 2015.  The Company utilized the Black-Scholes methodology in determining the fair market value of the warrants granted of $1.5 million.

During the year ended December 31, 2009 (1) we issued no shares of common stock for cash in connection with the exercise of stock options; (2) issued no shares of common stock in exchange for cashless exercise of warrants; (3) issued 1,365,687 shares of common stock in connection with the conversion of Series B Preferred Stock and accrued dividends; and (4) issued 581,188 shares of common stock in connection with the conversion of Series C Preferred Stock and accrued dividends.

Series B Convertible Preferred Stock

On February 13, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with The Raptor Global Portfolio Ltd., The Tudor BVI Global Portfolio Ltd., Tudor Proprietary Trading, L.L.C. and The Altar Rock Fund L.P. (collectively, the “Purchasers”) pursuant to which the Company sold on that date in a private placement to the Purchasers (a) 213,334 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), and (b) warrants (the “Series B Warrants”) to purchase, in aggregate, up to 455,952 shares of the Company’s common stock, par value $0.001 for an aggregate purchase price of $12,000,000.  As the Series B Preferred Stock is redeemable for cash at the option of the holder after five years, the Series B Preferred Stock is classified as temporary equity on the balance sheet.  In accordance with FASB ASC Topic 470 Debt (“Topic 470”), the Company determined that the Series B Preferred Stock had an intrinsic value of the conversion of option of $3,715,602, which was credited to additional paid-in capital in the first quarter of 2007, and is being amortized over five years.  The Company utilized the Black-Scholes methodology in determining the fair market value of the Series B Warrants of $3,715,602, which was credited to additional paid-in capital in the first quarter of 2007, and is being amortized over five years.

Dividends shall accrue, whether or not declared and paid, on the Series B Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate.  These dividends are charged to additional paid-in capital.  Each share of Series B Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $56.25 for the Series B Preferred Shares, plus all accrued and unpaid Series B Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series B Preferred Stock conversion price of $11.25, which is subject to adjustment from time to time in accordance with the Certificate of Designations.

Effective October 2, 2009, the Company entered into agreements with the holders of the Series B Preferred Stock, subject to certain closing conditions, to have all shares of Series B Preferred Stock and all accrued and unpaid dividends converted into Common Stock at the then applicable conversion prices at such time as the Company has raised a total dollar amount of at least $2,000,000 no later than November 30, 2009. As of October 2, 2009, the Company met that condition, raising a total of $2,075,000.  On October 2, 2009, all conditions were fulfilled and all Series B Preferred Stock were converted into a total of 1,365,687 shares of Common Stock.  As additional consideration for the conversion into common stock, the holders of the Series B Preferred Stock received 69,502 10-year warrants to purchase Common Stock at an exercise price of $7.50 per share.  We evaluated the warrants using the criteria of FASB ASC Topic 815-40 “Contracts in Entity’s Own Stock” (“Topic 815-40”) and have determined the warrants should be classified as equity.

In connection with the conversion of Series B Preferred Stock, the fair value of consideration transferred to the holders of the Series B Preferred Stock, namely the re-issued warrants with reduced strike price and additional 6 months of dividends (10/2/09 to 4/1/10), was compared to the carrying amount of the Series B Preferred Stock in the balance sheet.  The excess was valued at $749,565 and was subtracted from net loss available to common shareholders.

Series C Convertible Preferred Stock

On September 28, 2007, the Company entered into a Securities Purchase Agreement (the “ ML Purchase Agreement”) with Merrill Lynch Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) pursuant to which the Company sold on that date in a private placement to Merrill Lynch (a) 59,524 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), and (b) warrants (the “ML Warrants”) to purchase, in aggregate, up to 214,286 shares of the Company’s common stock, par value $0.001 for an aggregate purchase price of $10,000,009.60.  As the Series C Preferred Stock is redeemable for cash at the option of the holder after five years, the Series C Preferred Stock is classified as temporary equity on the balance sheet.  In accordance with Topic 470, the Company determined that the Series C Preferred Stock had an intrinsic value of the conversion of option of $3,809,644, which was credited to additional paid-in capital in the third quarter of 2007, and is being amortized over five years.  The Company utilized the Black-Scholes methodology in determining the fair market value of the ML Warrants of $3,809,644, which was credited to additional paid-in capital in the third quarter of 2007, and is being amortized over five years.

Dividends shall accrue, whether or not declared and paid, on the Series C Preferred Stock at the rate per annum of 8%, and shall be cumulative as to any dividends not declared and paid in any year, compounding annually at the same rate. These dividends are charged to additional paid-in capital.  Each share of Series C Preferred Stock may, at the option of the holder, be converted at any time into a number of fully paid and non-assessable shares of common stock of the Company equal to the quotient obtained by dividing the original issue price of $168.00 for the Series C Preferred Shares, plus all accrued and unpaid Series C Preferred Stock dividends and any other declared and unpaid dividends, by the initial Series C Preferred Stock conversion price of $21.00, which is subject to adjustment from time to time in accordance with the Certificate of Designations.

Effective October 2, 2009, the Company entered into agreements with the holders of the Series C Preferred Stock, subject to certain closing conditions, to have all shares of Series C Preferred Stock and all accrued and unpaid dividends converted into Common Stock at the then applicable conversion prices at such time as the Company has raised a total dollar amount of at least $2,000,000 no later than November 30, 2009. As of October 2, 2009, the Company met that condition, raising a total of $2,075,000.  On October 2, 2009, all conditions were fulfilled and all Series C Preferred Stock were converted into a total of 581,188 shares of Common Stock.  As additional consideration for the conversion into common stock, the holders of the Series C Preferred Stock received 30,499 10-year warrants to purchase Common Stock at an exercise price of $7.50 per share.  We evaluated the warrants using the criteria of Topic 815-40 and have determined the warrants should be classified as equity.

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

2005 Stock Incentive Plan

Effective January 27, 2005, we adopted the Uni-Pixel, Inc. 2005 Stock Incentive Plan. The Stock Incentive Plan is discretionary and allows for an aggregate of up to 133,334 shares of our common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights.

In fiscal year 2009 and 2010, we did not grant any options under the 2005 Stock Incentive Plan.

2007 Stock Incentive Plan

Effective August 21, 2007, we adopted the Uni-Pixel, Inc. 2007 Stock Incentive Plan. The Stock Incentive Plan is discretionary and allows for an aggregate of up to 266,667 shares of our common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights.

In the fiscal year 2009, we granted a total of 38,334 options to purchase our common stock with an exercise price of $7.50 per share to twenty-three employees.  These options vested on the date of grant.    In the fiscal year 2009, 21,727 options to purchase our common stock with an exercise price of $7.50 per share were retired.

In the fiscal year 2010, we granted a total of 1,667 options to purchase our common stock with an exercise price of $7.50 per share to one employee.  These options vested on the date of grant.  In the fiscal year 2010, we granted a total of 3,334 options to purchase our common stock with an exercise price of $7.80 per share to two consultants .  These options vested monthly over 12 months.    In the fiscal year 2010, 26,049 options to purchase our common stock with an exercise price of $7.50 per share were retired.

2010 Stock Incentive Plan

Effective January 15, 2010, we adopted the Uni-Pixel, Inc. 2010 Stock Incentive Plan. The Stock Incentive Plan is discretionary and allows for an aggregate of up to 600,000 shares of our common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights.

In the fiscal year 2010, we granted a total of 602,667options to purchase our common stock with an exercise price of $7.50 per share to 25 employees.  These options vested 25% on the date of grant; 25% on the first anniversary of the date of grant; 25% on the second anniversary of the date of grant; and 25% on the third anniversary of the date of grant.  In the fiscal year 2010, 111,417 options to purchase our common stock with an exercise price of $7.50 per share were retired.

All of our Stock Incentive Plans are administered by our Board of Directors, which has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.

Summary Stock Option and Warrant Information

Information regarding the options and warrants granted in 2010 and 2009 is as follows:

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2010	2009	2010	2009
Outstanding, beginning of year	390,075	373,468	1,147,098	923,098
Granted	607,684	38,334	386,391	894,238
Exercised	—	—	—	—
Expired or cancelled	165,382	21,727	70,000	670,238

Outstanding, end of year	832,377	390,075	1,463,489	1,1470,98

Exercisable, end of year	491,911	341,629	1,463,489	1,147,098

Available for grant, end of year	254,292	96,591

The weighted average option and warrant exercise price information for 2010 and 2009 is as follows:

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2010	2009	2010	2009
Outstanding, beginning of year	$23.55	$23.40	$9.90	$24.30
Granted during the year	$7.50	$21.75	$0.50	$7.50
Exercised during the year	$—	$—	$—	$—
Expired or cancelled during the year	$7.50	$21.75	$16.50	$19.35
Outstanding at end of year	$9.01	$23.25	$7.33	$9.90
Exercisable at end of year	$10.05	$23.55	$7.33	$9.90

The fair values of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Year ended December 31, 2010	Year ended December 31, 2009
Expected life (years)	5 years	5 years
Interest rate	1.76 to 2.41%	1.85%
Dividend yield	—	—
Volatility	143.79%	135.15%
Forfeiture rate	—	—
Weighted average fair value of options granted	$7.50	$7.50

At December 31, 2010, there was $1.5 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.20 years.  There were 150,282 options that became vested during the twelve months ended December 31, 2010.

Significant option and warrant groups outstanding at December 31, 2010 and related weighted average exercise price and life information is as follows:

Grant date	Options Outstanding	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
December 9, 2004	—	51,304	51,304	$20.70	3.92
January 10, 2005	—	11,253	11,253	$20.70	3.92
January 26, 2005	—	7,353	7,353	$20.70	3.92
March 5, 2005	40,000	—	40,000	$30.00	1.67
March 5, 2005	30,000	—	30,000	$7.50	4.17
April 19, 2005	13,334	—	13,334	$7.50	1.25
April 19, 2005	13,334	—	13,334	$7.50	4.33
April 19, 2005	10,000	—	10,000	$30.00	0.58
May 23, 2006	66,667	—	66,667	$7.50	5.58
May 24, 2006	—	100,000	100,000	$18.75	0.58
September 12, 2006	—	12,968	12,968	$18.75	0.58
March 16, 2007	20,001	—	20,001	$7.50	6.21
September 13, 2007	64,001	—	64,001	$7.50	6.71
September 13, 2007	7,000	—	7,000	$7.50	1.25
September 13, 2007	7,813	—	7,813	$21.75	0.58
January 7, 2008	33,334	—	33,334	$7.50	7.02
April 18, 2008	13,500	—	12,188	$7.50	7.30
April 18, 2008	1,702	—	1,702	$7.50	1.25
April 18, 2008	1,346	—	1,346	$21.75	0.58
May 20, 2008	6,667	—	5,648	$7.50	7.38
June 2, 2008	2,667	—	1,778	$7.50	7.42
October 20, 2008	2,667	—	1,815	$7.50	7.80
January 30, 2009	13,336	—	13,336	$7.50	8.08
June 10, 2009	—	32,007	32,007	$7.50	8.42
June 30, 2009	—	2,667	2,667	$7.50	8.42
August 31, 2009	—	30,674	30,674	$7.50	8.67
September 30, 2009	—	37,340	37,340	$7.50	8.83
October 2, 2009	—	8,004	8,004	$7.50	8.83
October 2, 2009	—	770,239	770,239	$5.00	8.83
December 31, 2009	—	8,336	8,336	$7.50	9.00
January 28, 2010	324,004	—	81,001	$7.50	9.08
January 28, 2010	33,334	—	33,334	$7.50	4.21
January 29, 2010	—	3,336	3,336	$7.50	9.00
February 2, 2010	—	2,501	2,501	$7.50	9.00
February 10, 2010	1,667	—	1,667	$7.50	2.12
March 15, 2010	—	19,173	19,173	$7.50	9.00
March 29, 2010	—	834	834	$7.50	9.00
April 5, 2010	—	20,500	20,500	$7.50	9.25
May 19, 2010	104,335	—	26,084	$7.50	9.62
May 27, 2010	3,334	—	1,944	$7.80	2.50
July 1, 2010	10,000	—	2,500	$7.50	9.50
July 6, 2010	8,334	—	2,084	$7.50	9.50
December 15, 2010	—	300,000	300,000	$6.00	4.92
December 20, 2010	—	45,000	45,000	$6.00	4.92

Total	832,377	1,463,489	1,955,400

Note 8 – Notes Payable

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

On June 10, 2009 and June 30, 2009, the Company entered into a Subscription Agreement with various accredited individual investors (the “1st Closing Investors”) in a first closing of the Private Placement and issued convertible promissory notes in the original aggregate principal amount of $650,000 (the “1st Closing Notes”).  The convertible promissory notes mature on July 9, 2010. Investors purchased for $650,000 8% Convertible Debentures (the “Debenture”) in the aggregate principal amount of $650,000 together with warrants (the “Warrants”) to purchase an aggregate of 21,674 shares of Common Stock for $7.50 per share.

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

In December 2010, principal balances of $300,000 plus accrued interest were converted into 67,209 shares of common stock.  The remaining $350,000 principal balances and accrued interest was repaid in full as of December 31, 2010.

The following table summarizes the charges to interest, amortization and other expense, net for the twelve months ended December 31, 2009:

Interest expense on debt	$28,678
Accretion of debt discount	$10,393

The following table summarizes the charges to interest, amortization and other expense, net for the twelve months ended December 31, 2010:

Interest expense on debt	$49,174
Accretion of debt discount	$9,608

In consideration for services rendered as the placement agent in the Private Placement, the Company issued to Fordham Financial Management, Inc. (“Fordham”) ten-year warrants to purchase 13,000 shares of the Company’s Common Stock at an exercise price of $7.50, for the 1st Closing of the Private Placement. Fordham also received, in consideration for services rendered as placement agent cash commissions aggregating $65,000, which represents 10% of the aggregate gross proceeds of the 1st Closing. The Company utilized the Black-Scholes methodology in determining the fair market value of the Fordham Warrants, which is $74,674, and this amount is expensed over the expected life of the convertible notes as additional interest expense.  The Company also paid $25,000 in other issuance costs. The placement agent cash commission, other issuance costs and Fordham warrants are recorded as deferred loan costs in the accompanying balance sheet.

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

On August 31, 2009, September 30, 2009 and October 2, 2009, the Company entered into a Subscription Agreement with various accredited individual investors (the “2nd Closing Investors”) in a first closing of the Private Placement and issued convertible promissory notes in the original aggregate principal amount of $1,425,000 (the “2nd Closing Notes”).  The convertible promissory notes mature on October 22, 2010. Investors purchased for $1,425,000 8% Convertible Debentures (the “Debenture”) in the aggregate principal amount of $1,425,000 together with warrants (the “Warrants”) to purchase an aggregate of 47,518 shares of Common Stock for $7.50 per share.

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

In December 2010, principal balances of $350,000 plus accrued interest were converted into 76,845 shares of common stock.  The remaining $1,075,000 principal balances and accrued interest was repaid in full as of December 31, 2010.

The following table summarizes the charges to interest, amortization and other expense, net for the twelve months ended December 31, 2009:

Interest expense on debt	$32,583
Accretion of debt discount	$9,188

The following table summarizes the charges to interest, amortization and other expense, net for the twelve months ended December 31, 2010:

Interest expense on debt	$107,307
Accretion of debt discount	$27,056

In consideration for services rendered as the placement agent in the Private Placement, the Company issued to Fordham Financial Management, Inc.(“Fordham”) ten-year warrants to purchase 28,500 shares of the Company’s Common Stock at an exercise price of $7.50, for the 2nd Closing of the Private Placement. Fordham also received, in consideration for services rendered as placement agent cash commissions aggregating $156,750, which represents 11% of the aggregate gross proceeds of the 2nd Closing. The Company utilized the Black-Scholes methodology in determining the fair market value of the Fordham Warrants, which is $147,306, and this amount is expensed over the expected life of the convertible notes.  The Company also paid $10,180 in other issuance costs. The placement agent cash commission, other issuance costs and Fordham warrants are recorded as deferred loan costs in the accompanying balance sheet.

Commencing in December 2009, the Company entered into subscription agreements (the “Subscription Agreements”) with accredited individual investors (each, an “Investor” and collectively, the “Investors”), pursuant to which the Company commenced a private placement (the “Private Placement”) of its 8% convertible promissory notes maturing on December 31, 2010.

On December 31, 2009, January 29, 2010, February 2, 2010, March 15, 2010 and March 29,2010, the Company entered into a Subscription Agreement with various accredited individual investors (the “3rd Closing Investors”) in a first closing of the Private Placement and issued convertible promissory notes in the original aggregate principal amount of $1,025,000 (the “3rd Closing Notes”).  The convertible promissory notes mature on December 31, 2010. Investors purchased for $1,025,000 8% Convertible Debentures (the “Debenture”) in the aggregate principal amount of $1,025,000 together with warrants (the “Warrants”) to purchase an aggregate of 34,180 shares of Common Stock for $7.50 per share.

The Debentures did not contain a beneficial conversion feature at the time of issuance.

Total funds received of $1,025,000 were allocated $17,154 to the Warrants and $1,007,846 to the Debenture. The relative fair value of the Warrants is $17,154 which was determined using the Black-Scholes option-pricing model.  The discount on the Debenture attributable to the Warrants of $17,154 is being amortized to interest expense over the term of the Debenture using the effective interest method.

At December 31, 2009, the unamortized discount on the Debenture is approximately $5,144. The following table reflects the convertible debt at December 31, 2009:

Convertible Debt	$250,000
Less: Current portion of debt discount	(5,144)

Value of debt at December 31, 2009	$244,856

In December 2010, principal balances of $300,000 plus accrued interest were converted into 63,551 shares of common stock.  The remaining $725,000 principal balances and accrued interest was repaid in full as of December 31, 2010.

The following table summarizes the charges to interest, amortization and other expense, net for the twelve months ended December 31, 2009:

Interest expense on debt	$56
Accretion of debt discount	$--

The following table summarizes the charges to interest, amortization and other expense, net for the twelve months ended December 31, 2010:

Interest expense on debt	$66,240
Accretion of debt discount	$17,154

In consideration for services rendered as the placement agent in the Private Placement, the Company issued to Fordham Financial Management, Inc.(“Fordham”) ten-year warrants to purchase 20,500 shares of the Company’s Common Stock at an exercise price of $7.50, for the 3rd Closing of the Private Placement. Fordham also received, in consideration for services rendered as placement agent cash commissions aggregating $133,250, which represents 13% of the aggregate gross proceeds of the 3rd Closing. The Company utilized the Black-Scholes methodology in determining the fair market value of the Fordham Warrants, which is $83,667, and this amount is expensed over the expected life of the convertible notes.  The Company also paid $23,960 in other issuance costs. The placement agent cash commission, other issuance costs and Fordham warrants are recorded as deferred loan costs in the accompanying balance sheet.

Note 9 – Fair Value Measurements

The Company accounts for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period and non-financial assets and liabilities that are remeasured and reported at fair value at least annually.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company’s financial assets consist solely of cash and cash equivalents and accounts receivable.

Note 10 – Employee Benefit Plan

401(k) Plan

Effective February 2007, the Company created an employee benefit plan available to all full-time employees under Section 401(k) of the Internal Revenue Code ("401(k) plan"). Employees may make contributions up to a specified percentage of their compensation, as defined. The Company is not obligated to make contributions under the 401(k) plan and did not make any matching employer contribution to the 401(k) Plan in 2010 or 2009.

Note 11 – Subsequent Events

Effective January 21, 2011, we adopted the Uni-Pixel, Inc. 2011 Stock Incentive Plan. The Stock Incentive Plan is discretionary and allows for an aggregate of up to 1,300,000 shares of our common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The Stock Incentive Plan is administered by our Board of Directors, which has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.

On January 21, 2011, the Company granted a total of 1,235,000 options to purchase our common stock with an exercise price of $6.93 per share to twenty-four employees and directors.   These options vest 25% immediately as of January 21, 2011; 25% on the one year anniversary of the date of grant; 25% on the two year anniversary of the date of grant; and 25% on the three year anniversary of the date of grant.  The options expire on January 21, 2021.  The Company utilized the Black-Scholes methodology in determining the fair market value of the options granted of $6.4 million.  For the 25% that vested immediately, $1.6 million will be recognized in the first quarter of 2011.  The remaining $4.8 million will be recognized over the three year vesting periods.