Form 10-Q
period 2011-03-31
Uni-Pixel
filed 2011-05-09
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of April 30, 2011, the issuer had 7,131,890 shares of issued and outstanding common stock, par value $0.001 per share.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Uni-Pixel, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,004,688	$13,049,446
Accounts receivable, net	59,132	77,889
Other current assets	223,945	—

Total current assets	11,287,765	13,127,335

Property and equipment, net of accumulated depreciation of $1,596,874 and $1,543,839, at March 31, 2011 and December 31, 2010, respectively	736,794	70,734
Restricted cash	17,439	17,439

Total assets	$12,041,998	$13,215,508

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$168,108	$341,541
Deferred revenue	85,906	85,906

Total current liabilities	254,014	427,447

Total liabilities	254,014	427,447

Commitments and contingencies (Note 3)	—	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 7,131,890 shares issued and outstanding at March 31, 2011 and December 31, 2010	7,132	7,132
Additional paid-in capital	68,599,610	66,507,247
Accumulated deficit	(56,818,758)	(53,726,318)

Total shareholders’ equity	11,787,984	12,788,061

Total liabilities and shareholders’ equity	$12,041,998	$13,215,508

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2011	2010

Revenue	$51,588	$63,536

Cost of revenues	7,694	—

Gross margin	43,894	63,536

Selling, general and administrative expenses	1,515,768	1,150,756
Research and development	1,624,315	851,112

Operating loss	(3,096,189)	(1,938,332)

Other income (expense)
Debt issuance expense	—	(142,612)
Interest income (expense), net	3,749	(66,327)

Net loss	$(3,092,440)	$(2,147,271)

Per share information
Net loss – basic	$(0.43)	$(0.62)
Net loss – diluted	(0.43)	(0.62)

Weighted average number of basic common shares outstanding	7,131,890	3,474,285
Weighted average number of diluted common shares outstanding	7,131,890	3,474,285

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2009	3,474,285	$3,474	$47,776,853	$(49,908,524)	$(2,128,197)
Issuance of common stock, net of issuance costs	3,450,000	3,450	15,271,695	—	15,275,145
Conversion of debt and accrued interest into common stock	207,605	208	1,037,792	—	1,038,000
Stock compensation expense	—	—	2,348,344	—	2,348,344
Issuance of warrants to convertible note investors	—	—	12,010	—	12,010
Issuance of warrants to placement agent	—	—	60,553	—	60,553
Net loss	—	—	—	(3,817,794)	(3,817,794)
Balance, December 31, 2010	7,131,890	$7,132	$66,507,247	$(53,726,318)	$12,788,061
Stock compensation expense	—	—	2,092,363	—	2,092,363
Net loss	—	—	—	(3,092,440)	(3,092,440)
Balance, March 31, 2011 (unaudited)	7,131,890	$7,132	$68,599,610	$(56,818,758)	$11,787,984

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(3,092,440)	$(2,147,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,034	77,690
Stock compensation expense	2,092,363	1,355,648
Amortization of deferred loan costs	—	142,612
Amortization of discounts on notes payable	—	15,448
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	18,757	(21,375)
Increase in prepaid assets and other current assets	(223,945)	—
Decrease in accounts payable	(173,433)	(9,765)
Increase in accrued interest payable	—	50,883
Net cash used in operating activities	(1,325,664)	(536,130)

Cash flows from investing activities
Purchase of property and equipment	(719,094)	—
Net cash used in investing activities	(719,094)	—

Cash flows from financing activities
Proceeds from convertible notes payable	—	775,000
Payment of deferred loan costs	—	(108,726)
Net cash provided by financing activities	—	666,274

Net increase (decrease) in cash and cash equivalents	(2,044,758)	130,144
Cash and cash equivalents, beginning of period	13,049,446	307,850
Cash and cash equivalents, end of period	$11,004,688	$437,994

Supplemental disclosures of cash flow information:
Issuance of warrants to convertible note investors	$—	$12,010
Issuance of warrants to Placement Agent	$—	$60,553

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

Uni-Pixel is a production stage company delivering its Clearly Superior™ Performance Engineered Films to the Lighting & Display, Solar and Flexible Electronics market segments. We have approximately 17 patents issued or filed and have extensive expertise, technology know-how and trade secrets—protecting its performance engineered film development and manufacturing platforms.

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

Uni-Pixel is developing 3D Films, ITO-Less Touch Films, Privacy Films and Flexible Electronic Films based on our newly-developed UniBoss™ manufacturing process for flexible thin-film conductors. In addition, our work in developing TMOS has led to advances in the thin-film and advanced optics arenas that can be leveraged for other marketable applications.  Uni-Pixel intends to explore the business potential within these applications and pursue those markets that offer profitable opportunities either through licensing or direct production and sales.  As of March 31, 2011, Uni-Pixel had accumulated a total deficit of $56.8 million from operations in pursuit of these objectives.

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

As of March 31, 2011, we had cash and cash equivalents of $11.0 million.  We believe that our existing capital resources are adequate to finance our operations until December 31, 2012 based on our current long-term business plan.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional debt and equity to meet our business objectives.

The Company is subject to a number of risks, including the financial performance of its current products; the potential need for additional financings; its ability to successfully commercialize its product candidates; the uncertainty of the Company’s research and development efforts resulting in future successful commercial products; significant competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; dependence on corporate partners and collaborators;  as well as other changes in the electronic market industry.

Basis of Presentation

The condensed consolidated financial statements presented in this quarterly report include Uni-Pixel, Inc. and our wholly-owned subsidiary, Uni-Pixel Displays, Inc. All significant intercompany transactions and balances have been eliminated.

Note 2 - Summary of Significant Accounting Policies

Interim financial information

The condensed consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K, for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 10, 2011.

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the technology industry.  There have been no significant changes in the Company's significant accounting policies during the three months ended March 31, 2011 compared to what was previously disclosed in the Company's Annual Report on 10-K for the year ended December 31, 2010. The consolidated financial information as of December 31, 2010 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended December 31, 2010.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2011, as compared to the significant accounting policies disclosed in Note 2 of the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 at March 31, 2011 and December 31, 2010.  The amounts held in these banks did exceed the insured limit of $250,000 as of March 31, 2011 and December 31, 2010.   We have not incurred losses related to these deposits.

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

At March 31, 2011, options and warrants to purchase 3,502,144 shares of common stock at exercise prices ranging from $5.00 to $30.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

Recently issued accounting pronouncements

In April 2010, the FASB issued ASU No. 2010-17 which establishes authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. Implementation had no effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06 to improve disclosures about fair value measurements. ASU 2010-6 clarifies certain existing disclosures and requires new disclosure regarding significant transfers in and out of Level 1 and Level 2 of fair value measurements and the reasons for the transfer. The amendments in ASU 2010-06 will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal periods.  Implementation had no effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14 to amend ASC 605, “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for us beginning January 1, 2011, with early adoption permitted. Implementation had no effect on the Company’s consolidated financial statements.

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

Note 3 -   Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities in The Woodlands, Texas under a third party non-cancelable operating lease through April 30, 2016. Future minimum lease commitments as of March 31, 2011 are as follows:

Year Ending December 31
Nine months ending 2011	$161,853
2012	200,817
2013	203,542
2014	206,267
2015	208,992
Thereafter	76,294
Total	$1,057,765

This lease provides the Company with a right to extend the lease term for two additional five year terms or one term of ten years, at the Company’s option.

Note 4 -  Shareholders’ Equity, Stock Plan and Warrants

Common Stock

During the three months ended March 31, 2011 (1) we issued no shares of common stock for cash in connection with the exercise of stock options; and (2) issued no shares of common stock in exchange for cashless exercise of warrants.

Stock Incentive Plans

The Company has adopted four stock incentive plans: the 2005 Stock Incentive Plan, the 2007 Stock Incentive Plan, the 2010 Stock Incentive Plan and the 2011 Stock Incentive Plan (collectively, the “Stock Incentive Plans”).  The Stock Incentive Plans allows for an aggregate of up to 2,300,001 shares of our common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights.

Our Stock Incentive Plans are administered by our Board of Directors, which has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.  As of March 31, 2011, there were 348,014 shares available for issuance under the Stock Incentive Plans.

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

Total compensation expense recognized for options was approximately $2.1 million and $1.4 million for the three months ended March 31, 2011 and March 31, 2010, respectively.  The Company has recorded approximately $1.0 million of stock compensation expense in selling, general and administrative expenses and approximately $1.1 million in research and development expense for the three months ended March 31, 2011 and approximately $0.8 million of stock compensation expense in selling, general and administrative expenses and approximately $0.6 million in research and development expense for the three months ended March 31, 2010.

A summary of the changes in the total stock options outstanding during the three months ended March 31, 2011 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2010	832,377	$9.01
Granted	1,265,000	6.94
Forfeited or expired	(58,722)	7.50
Exercised	--	--
Outstanding at March 31, 2011	2,038,655	$7.78
Vested and exercisable at March 31, 2011	891,899	$8.71

The fair value of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Expected life (years)	5 years	5 years
Interest rate	2.00 to 2.04%	2.39 to 2.41%
Dividend yield	—	—
Volatility	98.78%	143.79%
Forfeiture rate	—	—

At March 31, 2011, there was $5.7 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.45 years.  There were 399,988 options that became vested during the three months ended March 31, 2011.

Common Stock Warrants

As of March 31, 2011, the Company has 1,463,489 common stock warrants outstanding with a weighted average exercise price of $7.33 per share.  Information regarding outstanding warrants as of March 31, 2011 is as follows:

Grant date	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
December 9, 2004	51,304	51,304	$20.70	3.67
January 10, 2005	11,253	11,253	$20.70	3.67
January 26, 2005	7,353	7,353	$20.70	3.67
May 24, 2006	100,000	100,000	$18.75	0.33
September 12, 2006	12,968	12,968	$18.75	0.33
June 10, 2009	32,007	32,007	$7.50	8.17
June 30, 2009	2,667	2,667	$7.50	8.17
August 31, 2009	30,674	30,674	$7.50	8.42
September 30, 2009	37,340	37,340	$7.50	8.58
October 2, 2009	8,004	8,004	$7.50	8.58
October 2, 2009	770,239	770,239	$5.00	8.58
December 31, 2009	8,336	8,336	$7.50	8.75
January 29, 2010	3,336	3,336	$7.50	8.75
February 2, 2010	2,501	2,501	$7.50	8.75
March 15, 2010	19,173	19,173	$7.50	8.75
March 29, 2010	834	834	$7.50	8.75
April 5, 2010	20,500	20,500	$7.50	9.00
December 15, 2010	300,000	300,000	$6.00	4.67
December 20, 2010	45,000	45,000	$6.00	4.67

Total	1,463,489	1,463,489

Note 5 -     Property, Plant and Equipment

A summary of the components of property and equipment at March 31, 2011 and December 31, 2010 are as follows:

	Estimated Useful Lives	March 31, 2011	December 31, 2010
Research and development equipment	3 to 5 years	$1,907,698	$1,211,603
Leasehold improvements	5 years	233,086	210,086
Computer equipment	5 years	97,740	97,740
Office equipment	3 to 5 years	95,144	95,144
		2,333,668	1,614,573
Accumulated depreciation		(1,596,874)	(1,543,839)
Property and equipment, net		$736,794	$70,734

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2011 and March 31, 2010 was approximately $53,000 and $78,000, respectively.

Note 6 -       Fair Value Measurements

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

Note 7 -  Revenue and Credit Concentrations

During the three-months ended as of March 31, 2011 and 2010, sales by customers with more than 10% of revenue were as follows:

	2011		2010
	Amount	%	Amount	%
Company A	$50,000	97%	$-	-%
Company B	-	-%	24,786	39%
Company C	-	-%	34,750	55%
Total	$50,000	97%	$59,536	94%

As of March 31, 2011 and December 31, 2010 customers with more than 10% of accounts receivables balances were as follows:

	As of March 31, 2011		As of December 31 2010
	Amount	%	Amount	%
Company A	25,000	42%	-	-%
Company C	26,313	44%	26,313	34%
Company D	-	-%	34,000	43%
Company E	-	-%	17,445	22%
Total	$51,313	86%	$77,758	99%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this report contains forward-looking information that involve risks and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters.  You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as "anticipate," "believe," "plan," "expect," "future," "intend," "may," "will," "should," "estimate," "predict," "potential," "continue," and other words and expressions of similar meaning.  No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. You should also consider carefully the statements under "Description of Business - Risk Factors" in our 2010 Form 10-K, which address factors that could cause our actual results to differ from those set forth in the forward-looking statements.

Critical Accounting Policies and Estimates

In preparing our Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the U.S. and pursuant to the rules and regulations promulgated by the SEC, we make assumptions, judgments and estimates that can have a significant impact on our net income/(loss) and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, fair value of intangible assets and related impairment or amortization, income taxes, and  long-lived assets, have the greatest impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2011, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 10, 2011.

Recent Accounting Pronouncements

See Note 2 of our accompanying Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

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

RESULTS OF OPERATIONS

Comparison of the three months ending March 31, 2011 and 2010

REVENUES.  During the first quarter of 2010 we began to manufacture, market and sell our thin film product.

Revenues were $51,588 for the three months ended March 31, 2011 and $63,536 for the three months ended March 31, 2010, a decrease of $11,948, or 19%. The revenue for these periods was primarily related to engineering services and the sale and marketing of our thin film product.  The primary reason for the decrease in revenue is due to a decrease in engineering services revenue.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues were $7,694 for the three months ended March 31, 2011 and $0 for the three months ended March 31, 2010.   We did not incur any cost of revenue for the three months ended March 31, 2010 related to our thin film sales, as the thin film products sold were recorded as research and development expense in 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 32% or approximately $365,000, to $1,515,768 for the three months ended March 31, 2011 from $1,150,756 for the three months ended March 31, 2010.  The primary reason for the increase in selling, general and administrative expenses was the issuance of stock options to employees and the related increase in stock compensation expense during the three-months ended March 31, 2011. The major components of the increase are as follows:

a)  Salaries and benefits increased by approximately $289,000 to $1,214,000 for the three months ended March 31, 2011 compared to $925,000 for the three months ended March 31, 2010 due to a decrease in salaries to $152,000 for the three months ended March 31, 2011 compared to $65,000 for the three months ended March 31, 2010; and stock compensation expense increased to $1,033,000 for the three months ended March 31, 2011 compared to $832,000 for the three months ended March 31, 2010;

b) Legal expense increased by approximately $11,000 to $54,000 for the three months ended March 31, 2011 compared to $43,000 for the three months ended March 31, 2010;

c) Accounting expense decreased by approximately $1,000 to $24,000 for the three months ended March 31, 2011 compared to $25,000 for the three months ended March 31, 2010;

d) Office expense increased by approximately $3,000 to $5,000 for the three months ended March 31, 2011 compared to $2,000 for the three months ended March 31, 2010;

e) Travel expense increased by approximately $25,000 to $27,000 for the three months ended March 31, 2011 compared to $2,000 for the three months ended March 31, 2010;

f) Depreciation and amortization expense decreased by approximately $25,000 to $53,000 for the three months ended March 31, 2011 compared to $78,000 for the three months ended March 31, 2010.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $773,000, or 91%, during the three months ended March 31, 2011 to $1,624,315 from $851,112 for the three months ended March 31, 2010.  The primary reason for the increase in research and development expense is due to the issuance of stock options to employees and the related increase in stock compensation expense during the three-months ended March 31, 2011. As a result of the common stock offering completed in December 2010 that raised $15.3 million, we now have sufficient working capital to continue our research on our newly-developed UniBoss™ manufacturing process for flexible thin-film conductors. The major components of the increase are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $643,000 to $1,386,000 for the three months ended March 31, 2011 compared to $743,000 for the three months ended March 31, 2010 due to a increase in salaries to $275,000 for the three months ended March 31, 2011 compared to $171,000 for the three months ended March 31, 2010; and stock compensation expense increased to $1,060,000 for the three months ended March 31, 2011 compared to $524,000 for the three months ended March 31, 2010;

b) Consulting expense attributable to research and development increased by approximately $47,000 to $69,000 for the three months ended March 31, 2011 compared to $22,000 for the three months ended March 31, 2010;

c) Lab expense increased by approximately $84,000 to $94,000 for the three months ended March 31, 2011 compared to $10,000 for the three months ended March 31, 2010 primarily due to increased services related to prototype development; and

d) Travel expense decreased by approximately $5,000 to $21,000 for the three months ended March 31, 2011 compared to $26,000 for the three months ended March 31, 2010.

OTHER INCOME (EXPENSE).

a) Debt issuance expense was an expense of $142,612 for the three months ended March 31, 2010 due to the debt raised in the 2nd, 3rd and 4th quarter of 2009 and 1st quarter of 2010. This debt was paid off in full in December 2010.

b) Interest income (expense), net increased to income of $3,749 for the three months ended March 31, 2011 as compared to an expense of ($66,327) for the three months ended March 31, 2010.  The expense for the three months ended March 31, 2010 was primarily due to less cash on hand and interest expense associated with the debt raised in the 2nd, 3rd and 4th quarter of 2009 and 1st quarter of 2010.

NET LOSS.   Net loss increased to $3,092,440 for the three months ended March 31, 2011, as compared to $2,147,271 for the three months ended March 31, 2010, an increase of $945,169, or 44%.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through the issuance of common stock and debt and by relying on other commercial financing. During the remainder of 2011, and for the foreseeable future, we will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations. We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing.

Operating Activities

Cash used in operating activities during the three months ended March 31, 2011 increased to $1,325,664 as compared to $536,130 used for the three months ended March 31, 2010. This is primarily attributable to an increase in research and development expense for the three months ended March 31, 2011.

Investing Activities

Cash used for investing activities during the three months ended March 31, 2011 increased to $719,094 as compared to $0 used for the three months ended March 31, 2010.  This is primarily attributable to an increase in the purchase of equipment related to our research and development activities and for anticipated production.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements and a public offering of common stock, convertible investor notes, and a preferred stock offering.

During the three months ended March 31, 2011, the total net cash provided by financing activities was $0.  During the three months ended March 31, 2010, the total net cash provided by financing activities was $666,274, from the net proceeds received from convertible notes.

Working Capital

Our primary sources of liquidity have been short-term loans from private placements of convertible notes, private placements of equity securities, the sale of certain intellectual property and the issuance of 3,450,000 shares of common stock for net proceeds of $15.28 million in December 2010.

As of March 31, 2011, we had a cash balance of approximately $11.0 million.  We project that current cash reserves, will sustain our operations through December 31, 2012, and we are not aware of any trends or potential events that are likely to adversely impact our short term liquidity through this term.  We expect to fund our operations with our net product revenues from our commercial products; cash; cash equivalents and supplemented by proceeds from equity or debt financings; and loans or collaborative  agreements with corporate partners, each to the extent necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2011, management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management concluded that, as of March 31, 2011, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit No.	Description of Document
31.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

May 9, 2011	By:	/s/ Reed Killion
Date		Reed Killion, Chief Executive Officer and President