Form 10-Q
period 2011-06-30
Uni-Pixel
filed 2011-08-10
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of July 31, 2011, the issuer had 7,142,307 shares of issued and outstanding common stock, par value $0.001 per share.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Uni-Pixel, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,587,847	$13,049,446
Accounts receivable, net	51	77,889

Total current assets	9,587,898	13,127,335

Property and equipment, net of accumulated depreciation of $1,715,349 and $1,543,839, at June 30, 2011 and December 31, 2010, respectively	1,324,487	70,734
Restricted cash	17,439	17,439

Total assets	$10,929,824	$13,215,508

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$64,742	$341,541
Deferred revenue	—	85,906

Total current liabilities	64,742	427,447

Total liabilities	64,742	427,447

Commitments and contingencies (Note 3)	—	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 7,142,307 shares issued and outstanding at June 30, 2011 and 7,131,890 shares issued and outstanding at December 31, 2010	7,142	7,132
Additional paid-in capital	69,405,424	66,507,247
Accumulated deficit	(58,547,484)	(53,726,318)

Total shareholders’ equity	10,865,082	12,788,061

Total liabilities and shareholders’ equity	$10,929,824	$13,215,508

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$137,978	$39,228	$189,566	$102,764

Cost of revenues	36,313	—	44,007	—

Gross margin	101,665	39,228	145,559	102,764

Selling, general and administrative expenses	932,234	554,049	2,448,002	1,704,805
Research and development	901,851	640,316	2,526,166	1,491,428

Operating loss	(1,732,420)	(1,155,137)	(4,828,609)	(3,093,469)

Other income (expense)
Gain on sale of intellectual property	—	2,088,835	—	2,088,835
Debt issuance expense	—	(179,434)	—	(322,046)
Interest income (expense), net	3,694	(77,964)	7,443	(144,291)

Net income (loss)	$(1,728,726)	$676,300	$(4,821,166)	$(1,470,971)

Per share information
Net income (loss) - basic	$(0.24)	$0.19	$(0.68)	$(0.42)
Net income (loss) - diluted	(0.24)	0.19	(0.68)	(0.42)

Weighted average number of basic common shares outstanding	7,137,041	3,474,285	7,134,480	3,474,285
Weighted average number of diluted common shares outstanding	7,137,041	3,474,285	7,134,480	3,474,285

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

	Common Stock				Total
	Number		Additional		Shareholders’
	of Shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2009	3,474,285	$3,474	$47,776,853	$(49,908,524)	$(2,128,197)
Issuance of common stock, net of issuance costs	3,450,000	3,450	15,271,695	—	15,275,145
Conversion of debt and accrued interest into common stock	207,605	208	1,037,792	—	1,038,000
Stock compensation expense	—	—	2,348,344	—	2,348,344
Issuance of warrants to convertible note investors	—	—	12,010	—	12,010
Issuance of warrants to placement agent	—	—	60,553	—	60,553
Net loss	—	—	—	(3,817,794)	(3,817,794)
Balance, December 31, 2010	7,131,890	$7,132	$66,507,247	$(53,726,318)	$12,788,061
Stock compensation expense	—	—	2,825,048	—	2,825,048
Exercise of stock options	10,417	10	73,129	—	73,139
Net loss	—	—	—	(4,821,166)	(4,821,166)
Balance, June 30, 2011 (unaudited)	7,142,307	$7,142	$69,405,424	$(58,547,484)	$10,865,082

See accompanying notes to these condensed consolidated financial statements

Uni-Pixel, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(4,821,166)	$(1,470,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	171,510	135,641
Stock compensation expense	2,825,048	1,801,838
Amortization of deferred loan costs	—	322,046
Bad debt expense	33,774	—
Amortization of discounts on notes payable	—	33,244
Gain on sale of intellectual property	—	(2,088,835)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	44,064	(17,375)
Decrease in accounts payable	(276,799)	(117,793)
Increase in accrued interest payable	—	112,883
Decrease in deferred revenue	(85,906)	—
Net cash used in operating activities	(2,109,475)	(1,289,322)

Cash flows from investing activities
Purchase of property and equipment	(1,425,263)	—
Proceeds from the sale of intellectual property	—	2,250,000
Net cash provided by (used in) investing activities	(1,425,263)	2,250,000

Cash flows from financing activities
Proceeds from convertible notes payable	—	775,000
Payment of deferred loan costs	—	(108,726)
Proceeds from exercise of stock options, net	73,139	—
Net cash provided by financing activities	73,139	666,274

Net increase (decrease) in cash and cash equivalents	(3,461,599)	1,626,952
Cash and cash equivalents, beginning of period	13,049,446	307,850
Cash and cash equivalents, end of period	$9,587,847	$1,934,802

Supplemental disclosures of cash flow information:
Issuance of warrants to convertible note investors	$—	$12,010
Issuance of warrants to Placement Agent	$—	$60,553

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

Uni-Pixel is a production stage company delivering its Clearly Superior™ Performance Engineered Films to the Lighting & Display and Flexible Electronics market segments. We have approximately 20 patents issued or filed and have extensive expertise, technology know-how and trade secrets—protecting its performance engineered film development and manufacturing platforms.

Uni-Pixel’s newly developed UniBoss™ roll-to-roll or continuous flow printed electronics manufacturing process offers high fidelity replication of surface micro structures, advanced micro-optic structures, and conductive elements on thin film.  Uni-Pixel can provide these film-based solutions with high fidelity at a lower cost than traditional means available today.

 Uni-Pixel’s strategy is to develop proprietary Performance Engineered Films for applications in large established markets that are susceptible to technology disruption and can potentially deliver Uni-Pixel high profit growth. We plan to sell our printed films for applications, such as, protective cover film, antennas, touch panel sensors, custom circuitry, etc.  A key focus for Uni-Pixel is developing electronic conductive films for use in electronic sensors for consumer and industrial applications.  We are currently shipping protective cover films for personal devices. We sell our protective cover film under the Clearly Superior™ or Diamond Guard™ brand.  Our strategy is to sell our printed film-based products under the UniPixel label, private labels, and through Original Equipment Manufacturers (“OEM”) brands.

Uni-Pixel intends to explore the business potential within key application markets and pursue those markets that offer profitable opportunities either through licensing or partnerships and or direct sales.  Uni-Pixel anticipates that its initial film capabilities and partner funded product development capabilities will allow Uni-Pixel to fund and support further technology development and market expansion. We have and will continue to utilize contract manufacturing for prototype fabrication to augment our internal capabilities in the short term. Through Uni-Pixel’s internal research and development efforts, we have established a strong portfolio of patents and patent applications, as well as other intellectual property rights that support these joint venture, licensing and manufacturing strategies.

As of June 30, 2011, Uni-Pixel had accumulated a total deficit of $58.5 million from operations in pursuit of these objectives.

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

As of June 30, 2011, we had cash and cash equivalents of $9.6 million.  We believe that our existing capital resources are adequate to finance our operations until at least December 31, 2012 based on our current long-term business plan.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional debt and equity to meet our business objectives.

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

Note 2 — Summary of Significant Accounting Policies

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

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the technology industry.  There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2011 compared to what was previously disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2010. The consolidated financial information as of December 31, 2010 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2010.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2011, as compared to the significant accounting policies disclosed in Note 2 of the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 at June 30, 2011 and December 31, 2010.  The amounts held in these banks did exceed the insured limit of $250,000 as of June 30, 2011 and December 31, 2010.   We have not incurred losses related to these deposits.

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

            At June 30, 2011, options and warrants to purchase 3,424,792 shares of common stock at exercise prices ranging from $5.00 to $30.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

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

Note 3 —   Commitments and Contingencies

 Leases

The Company has entered into a lease for office, warehouse and laboratory facilities in The Woodlands, Texas under a third party non-cancelable operating lease through April 30, 2016. Future minimum lease commitments as of June 30, 2011 are as follows:

Year Ending December 31
Six months ending 2011	$107,902
2012	200,817
2013	203,542
2014	206,267
2015	208,992
2016	76,294
Thereafter	--
Total	$1,003,814

This lease provides the Company with a right to extend the lease term for two additional five year terms or one term of ten years, at the Company’s option.

Note 4 — Redeemable Preferred Stock, Equity, Stock Plan and Warrants

Common Stock

During the six months ended June 30, 2011 we issued 10,417 shares of common stock for cash in connection with the exercise of stock options.

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

Our Stock Incentive Plans are administered by our Board of Directors, which has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.  As of June 30, 2011, there were 314,949 shares available for issuance under the Stock Incentive Plans.

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

Total compensation expense recognized for options was approximately $2.8 million and $1.8 million for the six months ended June 30, 2011 and June 30, 2010, respectively.  The Company has recorded approximately $1.4 million of stock compensation expense in selling, general and administrative expenses and approximately $1.4 million in research and development expense for the six months ended June 30, 2011 and approximately $1.1 million of stock compensation expense in selling, general and administrative expenses and approximately $0.7 million in research and development expense for the six months ended June 20, 2010.

A summary of the changes in the total stock options outstanding during the six months ended June 30, 2011 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2010	832,377	$9.01
Granted	1,333,334	6.97
Forfeited or expired	(93,991)	7.10
Exercised	(10,417)	7.02
Outstanding at June 30, 2011	2,061,303	$7.79
Vested and exercisable at June 30, 2011	922,623	$8.68

The fair value of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended June 30, 2011	Three Months ended June 30, 2010	Six Months ended June 30, 2011	Six Months ended June 30, 2010
Expected life (years)	5 years	5 years	5 years	5 years
Interest rate	1.80 to 1.84%	2.13 to 2.18%	1.80 to 2.04%	2.13 to 2.41%
Dividend yield	—	—	—	—
Volatility	98.78%	143.79%	98.78%	143.79%
Forfeiture rate	—	—	—	—

At June 30, 2011, there was $5.2 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.34 years.  There were 430,712 options that became vested during the six months ended June 30, 2011.

Common Stock Warrants

As of June 30, 2011, the Company has 1,363,489 common stock warrants outstanding with a weighted average exercise price of $6.49 per share.  Information regarding outstanding warrants as of June 30, 2011 is as follows:

Grant date	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
December 9, 2004	51,304	51,304	$20.70	3.42
January 10, 2005	11,253	11,253	$20.70	3.42
January 26, 2005	7,353	7,353	$20.70	3.42
September 12, 2006	12,968	12,968	$18.75	0.17
June 10, 2009	32,007	32,007	$7.50	7.92
June 30, 2009	2,667	2,667	$7.50	7.92
August 31, 2009	30,674	30,674	$7.50	8.17
September 30, 2009	37,340	37,340	$7.50	8.17
October 2, 2009	8,004	8,004	$7.50	8.17
October 2, 2009	770,239	770,239	$5.00	8.33
December 31, 2009	8,336	8,336	$7.50	8.50
January 29, 2010	3,336	3,336	$7.50	8.50
February 2, 2010	2,501	2,501	$7.50	8.50
March 15, 2010	19,173	19,173	$7.50	8.50
March 29, 2010	834	834	$7.50	8.50
April 5, 2010	20,500	20,500	$7.50	8.75
December 15, 2010	300,000	300,000	$6.00	4.42
December 20, 2010	45,000	45,000	$6.00	4.42

Total	1,363,489	1,363,489

Note 5 — Property, Plant and Equipment

A summary of the components of property and equipment at June 30, 2011 and December 31, 2010 are as follows:

	Estimated Useful Lives	June 30, 2011	December 31, 2010
Research and development equipment	3 to 5 years	$2,546,276	$1,211,603
Leasehold improvements	5 years	300,676	210,086
Computer equipment	5 years	97,740	97,740
Office equipment	3 to 5 years	95,144	95,144
		3,039,836	1,614,573
Accumulated depreciation		(1,715,349)	(1,543,839)
Property and equipment, net		$1,324,487	$70,734

Depreciation and amortization expense of property and equipment for the six months ended June 30, 2011 and June 30, 2010 was approximately $171,510 and $135,641, respectively.

Note 6 — Fair Value Measurements

The Company remeasures its financial assets and liabilities at fair value at each reporting period and non-financial assets and liabilities that are remeasured and reported at fair value at least annually.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are reflected in the accompanying consolidated financial statements at cost, which approximates fair value because of the short term maturity of these instruments.

Note 7 — Revenue and Credit Concentrations

During the six-months ended as of June 30, 2011 and 2010, sales by customers with more than 10% of revenue were as follows:

	Six months ended June 30, 2011		Six months ended June 30, 2010
	Amount	%	Amount	%
Company A	$50,000	26%	$-	-%
Company B	136,812	72%	-	-%
Company C	-	-%	59,786	58%
Company D	-	-%	34,750	34%
Total	$186,812	98%	$94,536	92%

As of June 30, 2011 and December 31, 2010 customers with more than 10% of accounts receivables balances were as follows:

	As of June 30, 2011		As of December 31, 2010
	Amount	%	Amount	%
Company D	-	-%	26,313	34%
Company E	-	-%	34,000	43%
Company F	-	-%	17,445	22%
Total	$-	-%	$77,758	99%

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

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2011, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 10, 2011.

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

RESULTS OF OPERATIONS

Comparison of the six months ending June 30, 2011 and 2010

REVENUES.  During the first quarter of 2010 we began to manufacture, market and sell our thin film product.

Revenues were $189,566 for the six months ended June 30, 2011 and $102,764 for the six months ended June 30, 2010, an increase of $86,802, or 84%. The revenue for these periods was primarily related to engineering services and the sale and marketing of our thin film product.  The primary reason for the increase in revenue is due to an increase in engineering services revenue.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues were $44,007 for the six months ended June 30, 2011 and $0 for the six months ended June 30, 2010. We did not incur any cost of revenue for the six months ended June 30, 2010 related to our thin film sales, as the thin film was recorded as research and development expense in 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 44% or approximately $743,000, to $2,448,002 for the six months ended June 30, 2011 from $1,704,805 for the six months ended June 30, 2010.   The primary reason for the increase in selling, general and administrative expenses was the issuance of stock options to employees and the related increase in stock compensation expense during the six months ended June 30, 2011. The major components of the increase are as follows:

a)  Salaries and benefits increased by approximately $458,000 to $1,748,000 for the six months ended June 30, 2011 compared to $1,290,000 for the six months ended June 30, 2010 due to an increase in salaries to $270,000 for the six months ended June 30, 2011 compared to $175,000 for the six months ended June 30, 2010; and stock compensation expense increased to $1,423,000 for the six months ended June 30, 2011 compared to $1,057,000 for the six months ended June 30, 2010;

b) Legal expense decreased by approximately $14,000 to $80,000 for the six months ended June 30, 2011 compared to $94,000 for the six months ended June 30, 2010;

c) Accounting expense decreased by approximately $7,000 to $38,000 for the six months ended June 30, 2011 compared to $45,000 for the six months ended June 30, 2010;

d) Office expense increased by approximately $2,000 to $11,000 for the six months ended June 30, 2011 compared to $9,000 for the six months ended June 30, 2010;

e) Travel expense increased by approximately $46,000 to $51,000 for the six months ended June 30, 2011 compared to $5,000 for the six months ended June 30, 2010;

f) Depreciation and amortization expense increased by approximately $36,000 to $172,000 for the six months ended June 30, 2011 compared to $136,000 for the six months ended June 30, 2010.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $1,035,000 during the six months ended June 30, 2011 to $2,526,166 from $1,491,428 for the six months ended June 30, 2010. The primary reason for the increase in research and development expense is due to the issuance of stock options to employees and the related increase in stock compensation expense during the six months ended June 30, 2011. As a result of the common stock offering completed in December 2010 that raised $15.3 million, we now have sufficient working capital to continue our research on our newly-developed UniBoss™ manufacturing process for flexible thin-film conductors. The major components of the increase are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $850,000 to $2,087,000 for the six months ended June 30, 2011 compared to $1,237,000 for the six months ended June 30, 2010 due to an increase in salaries to $575,000 for the six months ended June 30, 2011 compared to $407,000 for the six months ended June 30, 2010; and stock compensation expense increased to $1,402,000 for the six months ended June 30, 2011 compared to $744,000 for the six months ended June 30, 2010;

b) Consulting expense attributable to research and development increased by approximately $33,000 to $73,000 for the six months ended June 30, 2011 compared to $40,000 for the six months ended June 30, 2010;

c) Lab expense increased by approximately $158,000 to $221,000 for the six months ended June 30, 2011 compared to $63,000 for the six months ended June 30, 2010 primarily due to increased services related to prototype development; and

d) Travel expense attributable to research and development decreased by $23,000 to $33,000 for the six months ended June 30, 2011 compared to $56,000 for the six months ended June 30, 2010.

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

b) Debt issuance expense was an expense of $322,046 for the six months ended June 30, 2010 due to the debt raised in the 2nd, 3rd and 4th quarter of 2009 and 1st quarter of 2010. This debt was paid off in full in December 2010.

c) Interest income (expense), net increased to income of $7,443 for the six months ended June 30, 2011 as compared to an expense of ($144,291) for the six months ended June 30, 2010.  The expense for the six months ended June 30, 2010 was primarily due to less cash on hand and interest expense associated with the debt raised in the 2nd, 3rd and 4th quarter of 2009 and 1st quarter of 2010.

NET LOSS.   Net loss increased to $4,821,166 for the six months ended June 30, 2011, as compared to $1,470,971 for the six months ended June 30, 2010.  The approximate $3.3 million increase in net loss is primarily due to the nonrecurring $2.1 million gain from the sale of intellectual property to Rambus and the approximate $1.0 million increase in stock compensation expense.

Comparison of the three months ending June 30, 2011 and 2010

REVENUES.  During the first quarter of 2010 we began to manufacture, market and sell our thin film product.

Revenues were $137,978 for the three months ended June 30, 2011 and $39,228 for the three months ended June 30, 2010, an increase of $98,750, or 252%. The revenue for these periods was primarily related to engineering services and the sale and marketing of our thin film product.  The primary reason for the increase in revenue is due to an increase in engineering services revenue.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues were $36,313 for the three months ended June 30, 2011 and $0 for the three months ended June 30, 2010.   We did not incur any cost of revenue for the three months ended June 30, 2010 related to our thin film sales, as the thin film products sold were recorded as research and development expense in 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 68% or approximately $378,000, to $932,234 for the three months ended June 30, 2011 from $554,049 for the three months ended June 30, 2010.  The primary reason for the increase in selling, general and administrative expenses was the issuance of stock options to employees and the related increase in stock compensation expense during the three-months ended June 30, 2011. The major components of the increase are as follows:

a)  Salaries and benefits increased by approximately $170,000 to $534,000 for the three months ended June 30, 2011 compared to $364,000 for the three months ended June 30, 2010 due to an increase in salaries to $119,000 for the three months ended June 30, 2011 compared to $110,000 for the three months ended June 30, 2010; and stock compensation expense increased to $390,000 for the three months ended June 30, 2011 compared to $226,000 for the three months ended June 30, 2010;

b) Legal expense decreased by approximately $24,000 to $26,000 for the three months ended June 30, 2011 compared to $50,000 for the three months ended June 30, 2010;

c) Accounting expense decreased by approximately $5,000 to $14,000 for the three months ended June 30, 2011 compared to $19,000 for the three months ended June 30, 2010;

d) Office expense decreased by approximately $1,000 to $6,000 for the three months ended June 30, 2011 compared to $7,000 for the three months ended June 30, 2010;

e) Travel expense increased by approximately $21,000 to $24,000 for the three months ended June 30, 2011 compared to $3,000 for the three months ended June 30, 2010;

f) Depreciation and amortization expense increased by approximately $60,000 to $118,000 for the three months ended June 30, 2011 compared to $58,000 for the three months ended June 30, 2010.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $262,000, or 41%, during the three months ended June 30, 2011 to $901,851 from $640,316 for the three months ended June 30, 2010.  The primary reason for the increase in research and development expense is due to the issuance of stock options to employees and the related increase in stock compensation expense during the three-months ended June 30, 2011. As a result of the common stock offering completed in December 2010 that raised $15.3 million, we now have sufficient working capital to continue our research on our newly-developed UniBoss™ manufacturing process for flexible thin-film conductors. The major components of the increase are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $207,000 to $701,000 for the three months ended June 30, 2011 compared to $494,000 for the three months ended June 30, 2010 due to a increase in salaries to $300,000 for the three months ended June 30, 2011 compared to $236,000 for the three months ended June 30, 2010; and stock compensation expense increased to $342,000 for the three months ended June 30, 2011 compared to $221,000 for the three months ended June 30, 2010;

b) Consulting expense attributable to research and development decreased by approximately $14,000 to $4,000 for the three months ended June 30, 2011 compared to $18,000 for the three months ended June 30, 2010;

c) Lab expense increased by approximately $75,000 to $128,000 for the three months ended June 30, 2011 compared to $53,000 for the three months ended June 30, 2010 primarily due to increased services related to prototype development; and

d) Travel expense decreased by approximately $18,000 to $12,000 for the three months ended June 30, 2011 compared to $30,000 for the three months ended June 30, 2010.

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

b) Debt issuance expense was an expense of $179,434 for the three months ended June 30, 2010 due to the debt raised in the 2nd, 3rd and 4th quarter of 2009 and 1st quarter of 2010. This debt was paid off in full in December 2010.

b) Interest income (expense), net increased to income of $3,694 for the three months ended June 30, 2011 as compared to an expense of ($77,964) for the three months ended March 31, 2010.  The expense for the three months ended June 30, 2010 was primarily due to less cash on hand and interest expense associated with the debt raised in the 2nd, 3rd and 4th quarter of 2009 and 1st quarter of 2010.

NET INCOME (LOSS).   Net loss was ($1,728,726) for the three months ended June 30, 2011, as compared to net income of $676,300 for the three months ended June 30, 2010.  The approximate $2.4 million increase in net loss is primarily due to the nonrecurring $2.1 million gain from the sale of intellectual property to Rambus.

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

Operating Activities

Cash used in operating activities during the six months ended June 30, 2011 increased to $2,109,475 as compared to $1,289,322 used for the six months ended June 30, 2010. This is primarily attributable to an increase in research and development expense for the six months ended June 30, 2011.

Investing Activities

Cash used for investing activities during the six months ended June 30, 2011 was $1,425,263. This is primarily attributable to an increase in the purchase of equipment related to our research and development activities and for anticipated production.     Cash flows provided by investing activities during the six months ended June 30, 2010 was $2,250,000.  In May 2010, the Company sold various intellectual property to Rambus, Inc. for $2,250,000.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements and a public offering of common stock, convertible investor notes, and a preferred stock offering.

During the six months ended June 30, 2011, the total net cash provided by financing activities was $73,139, from the net proceed from exercise of stock options.  During the six months ended June 30, 2010, the total net cash provided by financing activities was $666,274, from the net proceeds received from convertible notes payable.

Working Capital

Our primary sources of liquidity have been short-term loans from private placements of convertible notes, private placements of equity securities, the sale of certain intellectual property and the issuance of 3,450,000 shares of common stock for net proceeds of $15.28 million in December 2010.

As of June 30, 2011, we had a cash balance of approximately $9.6 million.  We project that current cash reserves, will sustain our operations through at least December 31, 2012, and we are not aware of any trends or potential events that are likely to adversely impact our short term liquidity through this term.  We expect to fund our operations with our net product revenues from our commercial products; cash; cash equivalents and supplemented by proceeds from equity or debt financings; and loans or collaborative agreements with corporate partners, each to the extent necessary.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2011, management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management concluded that, as of June 30, 2011, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

Exhibit No.	Description of Document
31.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (2)

(1) Filed herewith
(2) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

August 10, 2011	By:	/s/ Reed Killion
Date		Reed Killion, Chief Executive Officer and President