Form 10-Q
period 2011-09-30
Uni-Pixel
filed 2011-11-10
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of October 31, 2011, the issuer had 7,142,307 shares of issued and outstanding common stock, par value $0.001 per share.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Uni-Pixel, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,494,706	$13,049,446
Accounts receivable, net	48	77,889

Total current assets	8,494,754	13,127,335

Property and equipment, net of accumulated depreciation of $1,849,314 and $1,543,839, at September 30, 2011 and December 31, 2010, respectively	1,203,446	70,734
Restricted cash	17,439	17,439

Total assets	$9,715,639	$13,215,508

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$143,600	$341,541
Deferred revenue	—	85,906

Total current liabilities	143,600	427,447

Total liabilities	143,600	427,447

Commitments and contingencies (Note 3)	—	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 7,142,307 shares issued and outstanding at September 30, 2011 and 7,131,890 shares issued and outstanding at December 31, 2010	7,142	7,132
Additional paid-in capital	69,985,477	66,507,247
Accumulated deficit	(60,420,580)	(53,726,318)

Total shareholders’ equity	9,572,039	12,788,061

Total liabilities and shareholders’ equity	$9,715,639	$13,215,508

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$731	$37,273	$190,297	$140,037

Cost of revenues	440	1,075	44,447	1,075

Gross margin	291	36,198	145,850	138,962

Selling, general and administrative expenses	845,675	580,373	3,293,677	2,285,178
Research and development	1,030,349	719,587	3,556,515	2,211,015

Operating loss	(1,875,733)	(1,263,762)	(6,704,342)	(4,357,231)

Other income (expense)
Gain on sale of intellectual property	—	—	—	2,088,835
Debt issuance expense	—	(139,903)	—	(461,949)
Interest income (expense), net	2,637	(74,992)	10,080	(219,283)

Net loss	$(1,873,096)	$(1,478,657)	$(6,694,262)	$(2,949,628)

Per share information
Net loss - basic	$(0.26)	$(0.43)	$(0.94)	$(0.85)
Net loss - diluted	(0.26)	(0.43)	(0.94)	(0.85)

Weighted average number of basic common shares outstanding	7,142,307	3,474,285	7,137,118	3,474,285
Weighted average number of diluted common shares outstanding	7,142,307	3,474,285	7,137,118	3,474,285

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

	Common Stock				Total
	Number		Additional		Shareholders’
	of Shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2009	3,474,285	$3,474	$47,776,853	$(49,908,524)	$(2,128,197)
Issuance of common stock, net of issuance costs	3,450,000	3,450	15,271,695	—	15,275,145
Conversion of debt and accrued interest into common stock	207,605	208	1,037,792	—	1,038,000
Stock compensation expense	—	—	2,348,344	—	2,348,344
Issuance of warrants to convertible note investors	—	—	12,010	—	12,010
Issuance of warrants to placement agent	—	—	60,553	—	60,553
Net loss	—	—	—	(3,817,794)	(3,817,794)
Balance, December 31, 2010	7,131,890	$7,132	$66,507,247	$(53,726,318)	$12,788,061
Stock compensation expense	—	—	3,405,101	—	3,405,101
Exercise of stock options	10,417	10	73,129	—	73,139
Net loss	—	—	—	(6,694,262)	(6,694,262)
Balance, September 30, 2011 (unaudited)	7,142,307	$7,142	$69,985,477	$(60,420,580)	$9,572,039

See accompanying notes to these condensed consolidated financial statements

Uni-Pixel, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(6,694,262)	$(2,949,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	305,474	182,739
Stock compensation expense	3,405,101	2,118,257
Amortization of deferred loan costs	—	461,949
Bad debt expense	33,774	—
Amortization of discounts on notes payable	—	46,236
Gain on sale of intellectual property	—	(2,088,835)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	44,067	(53,247)
Decrease in accounts payable	(197,941)	(143,865)
Increase in accrued interest payable	—	174,883
Decrease in deferred revenue	(85,906)	—
Net cash used in operating activities	(3,189,693)	(2,251,511)

Cash flows from investing activities
Purchase of property and equipment	(1,438,186)	—
Proceeds from the sale of intellectual property	—	2,250,000
Net cash provided by (used in) investing activities	(1,438,186)	2,250,000

Cash flows from financing activities
Proceeds from convertible notes payable	—	775,000
Payment of deferred loan costs	—	(108,726)
Proceeds from exercise of stock options, net	73,139	—
Net cash provided by financing activities	73,139	666,274

Net increase (decrease) in cash and cash equivalents	(4,554,740)	664,763
Cash and cash equivalents, beginning of period	13,049,446	307,850
Cash and cash equivalents, end of period	$8,494,706	$972,613

Supplemental disclosures of cash flow information:
Issuance of warrants to convertible note investors	$—	$12,010
Issuance of warrants to Placement Agent	$—	$60,553

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

Uni-Pixel is a production stage company delivering its Clearly Superior™ Performance Engineered Films to the Lighting & Display and Flexible Electronics market segments. We have approximately 2 patents issued and 31 patents filed and have extensive expertise, technology know-how and trade secrets—protecting its performance engineered film development and manufacturing platforms.

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

Uni-Pixel is exploring the business potential within key application markets and pursuing those markets that offer profitable opportunities either through licensing or partnerships and or direct sales.  Uni-Pixel anticipates that its initial film capabilities and partner funded product development capabilities will allow Uni-Pixel to fund and support further technology development and market expansion. We have and will continue to utilize contract manufacturing for prototype fabrication to augment our internal capabilities in the short term. Through Uni-Pixel’s internal research and development efforts, we have established an extensive portfolio of patents and patent applications, as well as other intellectual property rights that support these joint venture, licensing and manufacturing strategies.

As of September 30, 2011, Uni-Pixel had accumulated a total deficit of $60.4 million from operations in pursuit of these objectives.

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

In December 2010, we completed a public offering of 3,450,000 shares of our common stock at a price of $5.00 per share, for gross proceeds of $17.25 million.  The net proceeds from the public offering were $15.28 million after deducting underwriting discounts and commissions and offering expenses.

As of September 30, 2011, we had cash and cash equivalents of $8.5 million.  We believe that our existing capital resources are adequate to finance our operations until at least December 31, 2012 based on our current long-term business plan.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional debt and equity to meet our business objectives.

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

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the technology industry.  There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2011 compared to what was previously disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2010. The consolidated financial information as of December 31, 2010 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2010.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2011, as compared to the significant accounting policies disclosed in Note 2 of the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2010.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, deferred taxes, the provision for and disclosure of litigation and loss contingencies, revenue recognition and stock-based compensation. Actual results may differ materially from those estimates.

Statement of cash flows

For purposes of the statements of cash flows, we consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 at September 30, 2011 and December 31, 2010.  The amounts held in these banks did exceed the insured limit of $250,000 as of September 30, 2011 and December 31, 2010.   We have not incurred losses related to these deposits.

Loss per share data

            Basic loss per share is calculated based on the weighted average common shares outstanding during the period.  Diluted earnings per share also gives effect to the dilutive effect of stock options, warrants (calculated based on the treasury stock method) and convertible notes and convertible preferred stock. The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.

            At September 30, 2011, options and warrants to purchase 3,489,738 shares of common stock at exercise prices ranging from $5.00 to $30.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

Recently issued accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to substantially converge the guidance in U.S. GAAP and IFRS on fair value measurements and disclosures. ASU No. 2011-04 clarifies the application of existing fair value measurement and disclosure requirements. ASU No. 2011- 04 is effective for public entities for interim and annual period beginning after December 15, 2011, with early adoption permitted.  Implementation had no effect on the Company’s consolidated financial statements.

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

Note 3 —   Commitments and Contingencies

 Leases

The Company has entered into a lease for office, warehouse and laboratory facilities in The Woodlands, Texas under a third party non-cancelable operating lease through April 30, 2016. Future minimum lease commitments as of September 30, 2011 are as follows:

Year Ending December 31
Three months ending 2011	$53,951
2012	200,817
2013	203,542
2014	206,267
2015	208,992
2016	76,294
Thereafter	--
Total	$949,863

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

Note 4 — Redeemable Preferred Stock, Equity, Stock Plan and Warrants

Common Stock

During the nine months ended September 30, 2011 we issued 10,417 shares of common stock for cash in connection with the exercise of stock options.

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

Our Stock Incentive Plans are administered by our Board of Directors, which has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.  As of September 30, 2011, there were 237,035 shares available for issuance under the Stock Incentive Plans.

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

Total compensation expense recognized for options was approximately $3.4 million and $2.1 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.  The Company has recorded approximately $1.7 million of stock compensation expense in selling, general and administrative expenses and approximately $1.7 million in research and development expense for the nine months ended September 30, 2011 and approximately $1.2 million of stock compensation expense in selling, general and administrative expenses and approximately $0.9 million in research and development expense for the nine months ended September 30, 2010.

A summary of the changes in the total stock options outstanding during the nine months ended September 30, 2011 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2010	832,377	$9.01
Granted	1,443,334	6.95
Forfeited or expired	(126,077)	10.00
Exercised	(10,417)	7.02
Outstanding at September 30, 2011	2,139,217	$7.57
Vested and exercisable at September 30, 2011	896,163	$8.32

The fair values of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended September 30, 2011	Three Months ended September 30, 2010	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
Expected life (years)	5 years	5 years	5 years	5 years
Interest rate	0.88 to 1.51%	1.76 to 1.80%	0.88 to 2.04%	1.76 to 2.41%
Dividend yield	—	—	—	—
Volatility	98.78%	143.79%	98.78%	143.79%
Forfeiture rate	—	—	—	—

At September 30, 2011, there was $5.2 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.25 years.  There were 404,252 options that became vested during the nine months ended September 30, 2011.

Common Stock Warrants

As of September 30, 2011, the Company has 1,350,521 common stock warrants outstanding with a weighted average exercise price of $6.37 per share.  Information regarding outstanding warrants as of September 30, 2011 is as follows:

Grant date	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
December 9, 2004	51,304	51,304	$20.70	3.17
January 10, 2005	11,253	11,253	$20.70	3.17
January 26, 2005	7,353	7,353	$20.70	3.17
June 10, 2009	32,007	32,007	$7.50	7.68
June 30, 2009	2,667	2,667	$7.50	7.68
August 31, 2009	30,674	30,674	$7.50	7.92
September 30, 2009	37,340	37,340	$7.50	7.92
October 2, 2009	8,004	8,004	$7.50	7.92
October 2, 2009	770,239	770,239	$5.00	8.08
December 31, 2009	8,336	8,336	$7.50	8.25
January 29, 2010	3,336	3,336	$7.50	8.25
February 2, 2010	2,501	2,501	$7.50	8.25
March 15, 2010	19,173	19,173	$7.50	8.25
March 29, 2010	834	834	$7.50	8.25
April 5, 2010	20,500	20,500	$7.50	8.25
December 15, 2010	300,000	300,000	$6.00	4.17
December 20, 2010	45,000	45,000	$6.00	4.17

Total	1,350,521	1,350,521

Note 5 — Property, Plant and Equipment

A summary of the components of property and equipment at September 30, 2011 and December 31, 2010 are as follows:

	Estimated Useful Lives	September 30, 2011	December 31, 2010
Research and development equipment	3 to 5 years	$2,555,700	$1,211,603
Leasehold improvements	5 years	304,176	210,086
Computer equipment	5 years	97,740	97,740
Office equipment	3 to 5 years	95,144	95,144
		3,052,760	1,614,573
Accumulated depreciation		(1,849,314)	(1,543,839)
Property and equipment, net		$1,203,446	$70,734

Depreciation and amortization expense of property and equipment for the nine months ended September 30, 2011 and September 30, 2010 was approximately $305,474 and $182,739, respectively.

Note 6 — Fair Value Measurements

The Company measures its financial assets and liabilities at fair value at each reporting period and non-financial assets and liabilities that are measured and reported at fair value at least annually.

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

Note 7 — Revenue and Credit Concentrations

During the nine months ended as of September 30, 2011 and 2010, sales by customers with more than 10% of revenue were as follows:

	Nine months ended September 30, 2011		Nine months ended September 30, 2010
	Amount	%	Amount	%
Company A	$50,000	26%	$-	-%
Company B	136,812	72%	-	-%
Company C	-	-%	59,786	43%
Company D	-	-%	34,750	25%
Company E	-	-%	35,050	25%
Total	$186,812	98%	$129,586	93%

As of September 30, 2011 and December 31, 2010 customers with more than 10% of accounts receivables balances were as follows:

	As of September 30, 2011		As of December 31, 2010
	Amount	%	Amount	%
Company D	-	-%	26,313	34%
Company E	-	-%	34,000	43%
Company F	-	-%	17,445	22%
Total	$-	-%	$77,758	99%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this report contains forward-looking information that involves risks and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters.  You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as "anticipate," "believe," "plan," "expect," "future," "intend," "may," "will," "should," "estimate," "predict," "potential," "continue," and other words and expressions of similar meaning.  No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. You should also consider carefully the statements under "Description of Business - Risk Factors" in our 2010 Form 10-K, which address factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, income taxes, and  long-lived assets, have the greatest impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2011, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 10, 2011.

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

RESULTS OF OPERATIONS

Comparison of the nine months ending September 30, 2011 and 2010

REVENUES.  During the first quarter of 2010 we began to manufacture, market and sell our thin film product.

Revenues were $190,297 for the nine months ended September 30, 2011 and $140,037 for the nine months ended September 30, 2010, an increase of $50,260, or 36%. The revenue for these periods was primarily related to engineering services and the sale and marketing of our thin film product.  The primary reason for the increase in revenue is due to an increase in engineering services revenue.

COST OF REVENUES.  Costs of revenues include all direct expenses associated with the delivery of services including internal labor costs. Costs of revenues were $44,447 for the nine months ended September 30, 2011 and $1,075 for the nine months ended September 30, 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 44% or approximately $1,008,000, to $3,293,677 for the nine months ended September 30, 2011 from $2,285,178 for the nine months ended September 30, 2010.   The primary reason for the increase in selling, general and administrative expenses was the issuance of stock options to employees and the related increase in stock compensation expense during the nine months ended September 30, 2011. The major components of the increase are as follows:

a)  Salaries and benefits increased by approximately $552,000 to $2,185,000 for the nine months ended September 30, 2011 compared to $1,633,000 for the nine months ended September 30, 2010 due to an increase in salaries to $401,000 for the nine months ended September, 2011 compared to $326,000 for the nine months ended September 30, 2010; and stock compensation expense increased to $1,709,000 for the nine months ended September 30, 2011 compared to $1,224,000 for the nine months ended September 30, 2010;

b) Legal expense increased by approximately $2,000 to $157,000 for the nine months ended September 30, 2011 compared to $155,000 for the nine months ended September 30, 2010;

c) Accounting expense increased by approximately $2,000 to $55,000 for the nine months ended September 30, 2011 compared to $53,000 for the nine months ended September 30, 2010;

d) Office expense increased by approximately $1,000 to $15,000 for the nine months ended September 30, 2011 compared to $14,000 for the nine months ended September 30, 2010;

e) Travel expense increased by approximately $67,000 to $74,000 for the nine months ended September 30, 2011 compared to $7,000 for the nine months ended September 30, 2010;

f) Depreciation and amortization expense increased by approximately $122,000 to $305,000 for the nine months ended September 30, 2011 compared to $183,000 for the nine months ended September 30, 2010.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $1,346,000 during the nine months ended September 30, 2011 to $3,556,515 from $2,211,015 for the nine months ended September 30, 2010. The primary reason for the increase in research and development expense is due to the issuance of stock options to employees and the related increase in stock compensation expense during the nine months ended September 30, 2011. As a result of the common stock offering completed in December 2010 that raised $15.3 million, we now have sufficient working capital to continue our research on our newly-developed UniBoss™ manufacturing process for flexible thin-film conductors. The major components of the increase are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $1,085,000 to $2,799,000 for the nine months ended September 30, 2011 compared to $1,714,000 for the nine months ended September 30, 2010 due to an increase in salaries to $934,000 for the nine months ended September 30, 2011 compared to $693,000 for the nine months ended September 30, 2010; and stock compensation expense increased to $1,696,000 for the nine months ended September 30, 2011 compared to $894,000 for the nine months ended September 30, 2010;

b) Consulting expense attributable to research and development decreased by approximately $25,000 to $87,000 for the nine months ended September 30, 2011 compared to $112,000 for the nine months ended September 30, 2010;

c) Lab expense increased by approximately $290,000 to $466,000 for the nine months ended September 30, 2011 compared to $176,000 for the nine months ended September 30, 2010 primarily due to increased services related to prototype development; and

d) Travel expense attributable to research and development decreased by $24,000 to $49,000 for the nine months ended September 30, 2011 compared to $73,000 for the nine months ended September 30, 2010.

OTHER INCOME (EXPENSE).

a) In May 2010, the Company sold various intellectual properties recorded at $161,165, net, to Rambus, Inc. for $2,250,000.  Rambus intends to license the technology to global lighting and display manufacturers and have Uni-Pixel support their efforts with engineering services and optical Performance Engineered Film sales.  Uni-Pixel has no future obligation to provide engineering services to Rambus related to the patents sold.  Any engineering services and film sales to Rambus would be entered into under new agreements between Rambus and Uni-Pixel.

b) Debt issuance expense was an expense of $461,949 for the nine months ended September 30, 2010 due to the debt raised in the 2nd, 3rd and 4th quarter of 2009 and 1st quarter of 2010. This debt was paid off in full in December 2010.

c) Interest income (expense), net increased to income of $10,080 for the nine months ended September 30, 2011 as compared to an expense of ($219,283) for the nine months ended September 30, 2010.  The expense for the nine months ended September 30, 2010 was primarily due to less cash on hand and interest expense associated with the debt raised in the 2nd, 3rd and 4th quarter of 2009 and 1st quarter of 2010.

NET LOSS.   Net loss increased to $6,694,262 for the nine months ended September 30, 2011, as compared to $2,949,628 for the nine months ended September 30, 2010.  The approximate $3.7 million increase in net loss is primarily due to the nonrecurring $2.1 million gain from the sale of intellectual property to Rambus and the approximate $1.3 million increase in stock compensation expense.

Comparison of the three months ending September 30, 2011 and 2010

REVENUES.  During the first quarter of 2010 we began to manufacture, market and sell our thin film product.

Revenues were $731 for the three months ended September 30, 2011 and $37,273 for the three months ended September 30, 2010, a decrease of $36,542, or 98%. The revenue for these periods was primarily related to engineering services and the sale and marketing of our thin film product.  The primary reason for the decrease in revenue is due to a decrease in engineering services revenue.  During the quarter ended September 30, 2011, we did not earn any revenue for non-recurring engineering.  We expect that, as we develop and improve upon UniBoss, we will earn additional non-recurring engineering revenue and expect to sell the finished products to OEM’s.  We do not believe that our research & development fixed assets are impaired or that the useful lives of these assets should be adjusted.

COST OF REVENUES.  Costs of revenues include all direct expenses associated with the delivery of services including internal labor costs. Costs of revenues were $440 for the three months ended September 30, 2011 and $1,075 for the three months ended September 30, 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 46% or approximately $265,000, to $845,675 for the three months ended September 30, 2011 from $580,373 for the three months ended September 30, 2010.  The primary reason for the increase in selling, general and administrative expenses was the issuance of stock options to employees and the related increase in stock compensation expense during the three-months ended September 30, 2011. The major components of the increase are as follows:

a)  Salaries and benefits increased by approximately $94,000 to $438,000 for the three months ended September 30, 2011 compared to $344,000 for the three months ended September 30, 2010 due to a decrease in salaries to $130,000 for the three months ended September 30, 2011 compared to $152,000 for the three months ended September 30, 2010; and stock compensation expense increased to $287,000 for the three months ended September 30, 2011 compared to $167,000 for the three months ended September 30, 2010;

b) Legal expense increased by approximately $16,000 to $77,000 for the three months ended September 30, 2011 compared to $61,000 for the three months ended September 30, 2010;

c) Accounting expense increased by approximately $9,000 to $17,000 for the three months ended September 30, 2011 compared to $8,000 for the three months ended September 30, 2010;

d) Office expense increased by approximately $1,000 to $5,000 for the three months ended September 30, 2011 compared to $4,000 for the three months ended September 30, 2010;

e) Travel expense increased by approximately $22,000 to $24,000 for the three months ended September 30, 2011 compared to $2,000 for the three months ended September 30, 2010;

f) Depreciation and amortization expense increased by approximately $87,000 to $134,000 for the three months ended September 30, 2011 compared to $47,000 for the three months ended September 30, 2010.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $311,000, or 43%, during the three months ended September 30, 2011 to $1,030,349 from $719,587 for the three months ended September 30, 2010.  The primary reason for the increase in research and development expense is due to the issuance of stock options to employees and the related increase in stock compensation expense during the three-months ended September 30, 2011. As a result of the common stock offering completed in December 2010 that raised $15.3 million, we now have sufficient working capital to continue our research on our newly-developed UniBoss™ manufacturing process for flexible thin-film conductors. The major components of the increase are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $234,000 to $711,000 for the three months ended September 30, 2011 compared to $477,000 for the three months ended September 30, 2010 due to a increase in salaries to $359,000 for the three months ended September 30, 2011 compared to $285,000 for the three months ended September 30, 2010; and stock compensation expense increased to $293,000 for the three months ended September 30, 2011 compared to $150,000 for the three months ended September 30, 2010;

b) Consulting expense attributable to research and development decreased by approximately $59,000 to $13,000 for the three months ended September 30, 2011 compared to $72,000 for the three months ended September 30, 2010;

c) Lab expense increased by approximately $131,000 to $244,000 for the three months ended September 30, 2011 compared to $113,000 for the three months ended September 30, 2010 primarily due to increased services related to prototype development; and

d) Travel expense decreased by approximately $1,000 to $16,000 for the three months ended September 30, 2011 compared to $17,000 for the three months ended September 30, 2010.

OTHER INCOME (EXPENSE).

a) Debt issuance expense was an expense of $139,903 for the three months ended September 30, 2010 due to the debt raised in the 2nd, 3rd and 4th quarter of 2009 and 1st quarter of 2010. This debt was paid off in full in December 2010.

b) Interest income (expense), net increased to income of $2,637 for the three months ended September 30, 2011 as compared to an expense of ($74,992) for the three months ended September 30, 2010.  The expense for the three months ended September 30, 2010 was primarily due to less cash on hand and interest expense associated with the debt raised in the 2nd, 3rd and 4th quarter of 2009 and 1st quarter of 2010.

NET INCOME (LOSS).   Net loss was $1,873,096 for the three months ended September 30, 2011, as compared to a net  loss of $1,478,657 for the three months ended September 30, 2010.

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

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2011 increased to $3,189,693 as compared to $2,251,511 used for the nine months ended September 30, 2010. This is primarily attributable to an increase in research and development expense for the nine months ended September 30, 2011.

Investing Activities

Cash used for investing activities during the nine months ended September 30, 2011 was $1,438,186. This is primarily attributable to an increase in the purchase of equipment related to our research and development activities and for anticipated production.  Cash flows provided by investing activities during the nine months ended September 30, 2010 was $2,250,000.  In May 2010, the Company sold various intellectual properties to Rambus, Inc. for $2,250,000.

Financing Activities

We have financed our operating and investing activities primarily from the proceeds of private placements and a public offering of common stock, convertible investor notes, and a preferred stock offering.

During the nine months ended September 30, 2011, the total net cash provided by financing activities was $73,139, from the net proceed from exercise of stock options.  During the nine months ended September 30, 2010, the total net cash provided by financing activities was $666,274, from the net proceeds received from convertible notes payable.

Working Capital

Our primary sources of liquidity have been short-term loans from private placements of convertible notes, private placements of equity securities, the sale of certain intellectual property and the issuance of 3,450,000 shares of common stock for net proceeds of $15.28 million in December 2010.

As of September 30, 2011, we had a cash balance of approximately $8.5 million.  We project that current cash reserves, will sustain our operations through at least December 31, 2012, and we are not aware of any trends or potential events that are likely to adversely impact our short term liquidity through this term.  We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents and supplemented by proceeds from equity or debt financings, and loans or collaborative agreements with corporate partners, each to the extent necessary.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2011, management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management concluded that, as of September 30, 2011, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

UNI-PIXEL, INC.

November 10, 2011	By:	/s/ Reed Killion
Date		Reed Killion, Chief Executive Officer and President