Form 10-K
period 2011-12-31
Uni-Pixel
filed 2012-03-08
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(281) 825-4500
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	The NASDAQ Capital Market

Securities Registered Pursuant to Section 12(g) of the Act:

 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.  Yes☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐   No☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒   No☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☒   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes☐   No☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $34,623,012 on June 30, 2011, based on the last reported sales price of the registrant’s common stock on The NASDAQ Capital Market on such date. All executive officers, directors and 10% or more beneficial owners of the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, “affiliates” of the registrant.

As of February 29, 2012, there were 7,142,307 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

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

OVERVIEW

We are a production stage company delivering its Performance Engineered Film™ (PEF) to the Display, Touch Screen and Flexible Electronics market segments. Our newly developed thin film high volume roll to roll or continuous flow manufacturing process offers high fidelity replication of advanced micro-optic structures and surface characteristics over large area, combined with the option of a thin film conductive element. We will sell our films as sub-components for use in liquid crystal display (LCD) as a back light film and active film sub-component.  We are currently shipping our Diamond Guard™ Finger Print Resistant and Hard Coat (Anti-Scratch) protective cover films for multiple touch enabled devices. We sell our films under the Diamond Guard™ brand as well as private label to original equipment manufacturers (OEMs).

We are making ITO-Less Touch Films and Flexible Electronic Films based on our newly-developed UniBoss™ manufacturing process for high volume roll to roll printing of flexible thin-film conductor patterns. In addition, our work in developing Time Multiplexed Optical Shutter (TMOS), which we sold in May 2010, led to advances in the thin-film advanced optics arenas that can be leveraged for other marketable applications, such as low cost LCD backlights and general lighting films. We intend to explore the business potential within these applications and pursue those markets that offer profitable opportunities either through licensing or direct production and sales.

We anticipate that our initial film sales will allow us to fund and support further technology developments in the Lighting & Display, 3D displays, Avionics and Flexible Electronics market segments.

Our strategy is to further develop our proprietary Performance Engineered Film™ technology around the five vertical markets that we have identified as high growth profitable market opportunities.  We have and will continue to utilize contract manufacturing for prototype fabrication to augment our internal capabilities in the short term. We also plan to supply our key thin film components and enter into joint developments or ventures in key vertical market segments to exploit the existing manufacturing and distribution channels of our targeted partners.

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

The overall Flat Panel Display (FPD) industry is continuing to experience significant growth.  The FPD industry growth is being driven by a number of market forces including:

·	Increased demand for large format high resolution televisions and computer monitors;
·	Steady growth in usage of notebook, netbook, and new “tablet” computers;
·	A migration to larger color screens, which are multi-touch enabled, for mobile phones and other handheld devices; and
·	Decreasing costs economics, increasing throughput and improving efficiency of FPD production as newer generation LCD fabrication plants are increasing production.

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

Films for Displays.  Glass and plastics are the principal materials being used as first surfaces for display systems.  As displays are incorporated into devices that are used extensively and are transportable on a daily basis. Thus, the displays are subject to damage and the effects of use in challenging environments.  A large and growing business has developed in films that are designed to provide protection and other functional uses on top of the display surface.  Uni-Pixel has found that the technologies that it has developed can be applied to a variety of functional uses in films for display products. The Company’s Diamond Guard™ FPR product can protect a touch screen device from damage while also preventing fingerprints and smudges from obscuring the viewing experience.  Its Diamond Guard™ Anti-Scratch protective cover film product is used to protect touch screen devices from scratches while providing a transparency and gloss equivalent to glass.  In other embodiments, our Diamond Guard™ coating can be applied to substrates that can be used as the first surface of hand held electronic devices.  In these cases, the Diamond Guard™ coating can be used to replace the current cover glass.  It will be less expensive to manufacture and install in addition to being lighter and more break resistant.  Incorporating patterned conductors into the film also offers unique functional uses to the film as material for touch screen control.  Engineering the structures to specific patterns and distributions can control light output and reflectance.  Uni-Pixel’s Performance Engineered Film™ has demonstrated that they can be applied to solutions for all of these aspects.

Comparing Touch Screen Technologies

The touch screen is one of the easiest PC interfaces to use, making it the interface of choice for a wide variety of applications.  Accordingly, there are several technologies that compete to capitalize on this market.  The following are some examples of these technologies:

4-Wire Resistive Touch Screens

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

Advantages

·	High touch resolution
·	Pressure sensitive, works with any stylus
·	Not affected by dirt, dust, water, or light
·	Affordable touch screen technology

Disadvantages

·	75% clarity
·	Resistive layers can be damaged by a sharp object
·	Less durable then 5-Wire Resistive technology

Capacitive Touch Screens

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

Advantages

·	High touch resolution
·	High image clarity
·	Not affected by dirt, grease, moisture

Disadvantages

·	Must be touched by finger, will not work with any non-conductive input

Surface Acoustic Wave (SAW)Touch Screens

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

Advantages

·	High touch resolution
·	Highest image clarity
·	All glass panel, no coatings or layers that can wear out or damage

Disadvantages

·	Must be touched by finger, gloved hand, or soft-tip stylus. Something hard like a pen won’t work
·	Not completely sealable, can be affected by large amounts of dirt, dust, and/or water in the environment.

Infrared Touch Screens

This is the only type of touch technology that we have available for large displays such as 42-inch Plasma screens. It is a durable technology that offers high image clarity. Responds to any input device or stylus.

5-Wire Resistive Touch Screens

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

Advantages

·	High touch resolution
·	Pressure sensitive, works with any stylus
·	Not affected by dirt, dust, water, or light
·	More durable then 4-Wire Resistive technology

Disadvantages

·	75% clarity
·	Resistive layers can be damaged by a sharp object

PenTouch Capacitive Touch Screens

This screen combines durable capacitive technology with a tethered pen stylus. The screen can be set to respond to finger input only, pen input only, or both. The pen stylus is a good choice for signature capture, on-screen annotations, or for applications requiring precise input.

The PenTouch Capacitive touch screen is a durable capacitive type touch screen with an attached pen stylus. The PenTouch screen can be set to respond to finger input only, pen input only, or both. A capacitive touch screen consists of a glass panel with a capacitive (charge storing) material coating its surface. Circuits located at corners of the screen measure the capacitance of a person touching the overlay. Frequency changes are measured to determine the X and Y coordinates of the touch event.

Capacitive type touch screens are very durable, and have a high clarity. They are used in a wide range of applications, from restaurant and POS use to industrial controls and information kiosks.

Advantages

·	High touch resolution
·	High image clarity
·	Not affected by dirt, grease, moisture
·	Attached pen stylus for precise input

Disadvantages

·	Must be touched by finger or attached pen stylus, will not work with any non-conductive input

Near Field Imaging (NIF) Touch Screens

It is an extremely durable screen that is suited for use in industrial control systems and other harsh environments. The NFI type screen is not affected by most surface contaminants or scratches. It responds to finger or gloved hand.

Touch Screen Construction

There are several principal ways to build a touch screen. The key goals are to recognize one or more fingers touching a display, to interpret the command that this represents, and to communicate the command to the appropriate application.

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

UNI-PIXEL’S TECHNOLOGY

Overview: We developed a color display technology called Time Multiplexed Optical Shutter (TMOS). A TMOS display is constructed by the addition of a single thin film layer positioned above the planar surface of a light guide constructed of glass or a polycarbonate substrate.  This positioning and bonding of the thin film forms a drum type of structure at each individual pixel.  The drum structure places two conductors parallel to each other with a dielectric air gap separation.  The light guide’s conductor at each pixel is either driven by local transistors (in the form of Thin Film Transistors, TFTs) or through connection to transistors that are off the light guide. The thin film layer comprising the drum head is targeted to be composed of a base substrate layer of polyester film, or PET film, the addition of surface micro-optic features, and a conductor.

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

Successful Prototypes: We built prototypes that have demonstrated proof of concept, technical viability, and the operation of the sub-systems within our TMOS technology. During 2008, we debuted several fully functional TMOS display prototypes at the Society for Informational Display (SID) Conference in Los Angeles.  Our prototyping efforts in furtherance of TMOS were focused on the process of optimizing the materials and assembly of the display to advance to manufacturability.

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

Spin-off Products:  During the development of the TMOS technology, we developed key core technology and know-how in many different areas that were necessary for the successful development of TMOS displays.  Through these efforts, we gained a significant understanding of thin polymer films and coatings for thin films.  Additionally, we had to develop the technology to make large area, high fidelity masters of our optical micro-structures and then replicate those optical micro-structures on a large area thin polymer film.  Subsequently, we developed the ability to make large quantities of these large area micro-structured films.  The first product, developed as a spin-off from the core TMOS developed technology, was our FingerPrint Resistant (FPR) film.  Our UniBoss™ platform, also developed as a spin-off from the core TMOS developed technology, enables the highly efficient manufacturing of flexible printed electronic patterns, such as transparent touch screens.  We also have other spin-off products under development, such as LCD backlights, general lighting films and 3D films.

STRATEGY

Our business strategy is to penetrate existing applications markets with our family of Performance Engineered Film™ technologies including UniBoss™ produced touch panels and our protective cover films. We have already made significant progress in penetrating direct film product markets leveraging the capabilities and competencies achieved in the development of our functional application specific films. We are presently focused on the following steps to implement our business strategy:

·
Develop Strategic Relationships.  We plan to target strategic partners to further our efforts in the development and commercialization of UniBoss™ produced touch panel films and our protective cover films. We believe that if these efforts are successful, they could result in UniBoss™ based touch panels reaching commercial markets in products within two years.  We are already selling our FPR films.  We believe that gaining the assistance of technology leading OEMs in the deployment of UniBoss™ produced touch panel films for their products is a significant step for our commercialization effort of this product.  As a result, we will seek to build relationships that will allow us to leverage our existing knowledge, scale, infrastructure, manufacturing and expertise in thin films, optics, control circuitry, assembly, and logistics.

·
Enhance the Company’s Existing Performance Engineered Film™ Technology. We believe that continuing development and enhancement of our PEF technology is critical to our success. Consequently, we intend to enhance our competitive technology position through internal development efforts that expand our intellectual property portfolio, collaborative relationships, and other strategic opportunities. Our primary focus is to expand our intellectual property through development of additional prototypes and materials that enhance and extend our product capabilities or the processes by which the systems are produced, thereby allowing them to be used in a broader array of applications and to maintain performance and market leadership over time.

·
Develop Prototypes Suitable for Industry Demonstration.  We plan to produce prototypes that will demonstrate our ability to meet the most demanding requirements with a superior performing system and superior performing film products.  We have developed partners that provide a small volume pilot production line that provides limited quantities of films to demonstrate our production solutions for all applications.

·
Finalize a Manufacturing Process. We have completed the development of the core and foundation of our film manufacturing processes and have endeavored to protect the know-how and intellectual property in the developed processes.  While we use toll coaters to manufacture the protective cover films, we intend to acquire all necessary equipment to manufacture the UniBoss™ films internally.

·
Target Leading Manufacturers. We plan to target leading display, materials and electronics manufacturers as potential partners and/or integrators of our Performance Engineered Film™ products. We will provide extensive technical assistance and support to manufacturers who are early evaluators, developers, or users of our protective cover and UniBoss™ touch screen films. We will also employ a pull strategy (targeting end device OEMs), or “pull through” strategy, of our technologies by actively marketing their advantages to these manufacturers that incorporate touch screen technology into their devices.  This would allow our production partners to gain access to the OEM supply chain driven by end OEMs seeking the competitive product advantages offered by our Performance Engineered Film™ technologies.  We will also target Original Design Manufacturers (ODMs) targeted to assemble our sub-components and films into OEM products.

·
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

·
Build the Company’s Revenue Sources. We believe that we will be able to produce revenues from three distinct sources: licenses, film sales (UniBoss™, protective cover films, and other optical film sales), and funded engineering services (in support of one of our products, paid for by a customer).

We plan to conduct research on the use of a variety of different thin-film technology in surface modification applications and the construction of multi-layer stacks where micro-structures can play unique functional roles. Our focus on next-generation technologies is designed to establish and extend our position as the leading provider of Performance Engineered Film™ as new markets and applications emerge.

MILESTONES TO COMMERCIALIZATION

We will continue to focus on technical and business development milestones. The execution of our overall business plan includes a planned push (targeting manufacturers) and pull (targeting end device OEMs) strategy for accelerating product development, supporting market entry, and the expansion of production capability and capacity.  Over the course of the last two years, we have pursued a technical development roadmap specific to protective cover films and UniBoss™ technology that seeks to accomplish the following:

·	Finalization of micro-structure design and film materials for protective cover films (such as, FPR, Hard Coat, etc.);
·	Characterization of protective cover film performance across numerous touch screen devices;
·	Implementation of high volume production of protective cover film;
·	Establishment of numerous sales channels for protective cover film;
·	Development of the UniBoss™ process; and
·	Finalization of specifications for the production of UniBoss™ films for use in touch and multi touch sensors

Specific to other Performance Engineered films, we have pursued:

·	Completion of designs for marketable products
·	Completion of production processes for those products
·	Completion of Joint Development and Supply and Manufacturing Agreements

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

CUSTOMERS AND PARTNERS

We believe the future customers for the protective cover films and UniBoss™ printed electronic film will be the device manufacturers and OEMs that currently use touch screens with the LCD and OLED displays in their products. Initially, our strategic partners will be our primary customers through the commercialization process, including our development partners, manufacturing partners, and other vertical market partners.

We expect that we will pursue discussions with a variety of potential assembly and manufacturing partners as we achieve our technical milestones for our UniBoss™ printed electronic film for touch sensors.  These discussions will include the demonstration of touch sensor film that can either directly displace alternative technologies, or allow for unique new design implementations.  If design contracts for our films are secured, we will leverage these OEM customers for product unit demand to target potential manufacturing partners to expand production capacity.  We have completed development work within several contracts and with partners that provide comprehensive validation of our Performance Engineered Film™ technology and we believe that will serve as a basis for future customer growth.

Our future protective cover film customers should include a variety of companies from device OEMs to channel distribution partners.  We will seek to sell rolls of film in uncut format as well as films that are die-cut and packaged as direct-to-market products.  The type and variety of film sales will depend on the nature of the specific buyer and target application for the film.

Current Partners

·
Undisclosed Potential Film Manufacturing Partner: We engaged a production partner for specific varieties of our protective cover film products.  They provide assistance in the development and manufacturing of coated films.  Manufacturing of our protective cover films can be accomplished using proprietary resins that Uni-Pixel will provide.  They will support the manufacturing, warehousing and sales of our protective cover film line of products.

·
Rambus: We sold our TMOS related patents and related intellectual property to Rambus in May of 2010.  We also signed an Engineering Services Agreement with Rambus as part of that sale, pursuant to which we may continue to support the development of TMOS and other related product development for Rambus through the provision of engineering services.  We believe that our future relationship with Rambus may be expanded to include sales of our protective cover films and LCD backlight and general lighting products.  The provision of these services is at our discretion and they are not viewed as material to our business.

Targeted Partners

·
Touch Screen Controller Circuitry: Although not material to our business plans, we will continue the development of our unique touch screen drive control circuitry.  We have developed unique intellectual property that will be implemented through a “fab-less” semiconductor model.  This may include potential development of new intellectual property, cross licensing, and the use of certain existing semiconductor capabilities from one or more partners.  We have developed a means to use off-the-shelf parts for certain drive control requirements that will allow us to produce prototypes in the short term, as well as leveraging the enhancements that we create over the longer term. At the present time we are in late stage negotiations with a major mobile phone component supplier of controller circuits that have a significant worldwide market share of such devices.

·	Manufacturing and Assembly Partners: We are seeking strategic partners that are currently manufacturing or integrating touch screen panels into end user products.

Target Customers

·
Large OEM and ODM for UniBoss touch screens and protective cover films: We have demonstrated unique proof of concept prototype devices and film products to large computer system OEMs under non-disclosure agreements to advance the evaluation of the technologies.  The initial prototypes established the first products for testing, evaluation and performance characterization necessary to gather direct performance feedback.  Additional work continues specific to advancing the prototypes to implementation within an end user product.

·
Consumer Electronics Manufacturers: We have held initial exploratory meetings with a variety of consumer electronics OEMs, including cell phone, computer and television system manufacturers, that have all expressed a desire to possibly leverage UniBoss touch screen films and protective cover films for their unique attributes in their products.  Each of these interactions has resulted in an invitation to return for further engineering specific meetings and significant sample exchange and evaluations, as our product development advances.

SALES AND MARKETING

We are seeking end user product OEMs that desire to integrate UniBoss touch screens and Diamond Guard™ protective cover films and cover glass replacement offerings into their products once available and demonstrating its superior performance.  We believe that some of the OEMs that have been engaged in these discussions will be interested in pursuing the advantages of UniBoss touch screens and Diamond Guard films as a differentiator for their products relative to their competition in their individual market segments over time.  We believe that the proven entry into a single vertical market or application will drive the demand for that product for expanded applications to other product markets.

Our sales strategy intends to build a diverse revenue base that will derive revenues from multiple sources:

·	Product revenues — Proceeds from the sales of Performance Engineered Film™ products from retail, wholesale and OEM sales channels.
·	Critical materials — Proceeds from the sales of Performance Engineered Film™ products to integrators or manufacturers that produce or assemble devices with touch screens.
·	Engineering support contracts — Integrators that are seeking differentiate their products by leveraging the unique attributes that our Performance Engineered Film™ can potentially provide.

We plan to continue to create demand for our products by targeting specific OEMs in various market segments.  We will actively pursue OEMs by using our prototypes to demonstrate the advantages that our Performance Engineered Film™ can provide in the form of improved efficiencies and performance. We expect to create OEM interest in our products by gaining design wins for integration of protective cover films and UniBoss printed electronic film into established end user devices and applications.

We will advance our brand and trademarks to actively demonstrate the elegance and performance advantages of our unique solutions within the industry in support of our direct sales work with OEMs.  If our initial products reach the market and we begin to build momentum and manufacturing capacity within the industry, we may launch a marketing program to drive awareness of our technology as a component “brand” within the end user products.  This can currently be seen on our protective cover film packaging.  We expect that this marketing program will be designed to drive awareness and education among OEMs, wholesale and retail channels supporting our unique capabilities and enhanced performance.  We believe that we will be able to promote our brand as a valued component brand included within the OEM products as a part of our relationship with the end product OEMs.  Ultimately the goal of this marketing program will be to establish us and our unique technologies independently as a differentiating factor in end user products and to help promote our component value proposition through our partner OEMs that implement our Performance Engineered Film™ technology in their products similar to what has been done in the PC industry by certain semiconductor companies.

RESEARCH AND DEVELOPMENT

For the twelve months ended December 31, 2011 and 2010, we have spent approximately $4.5 million and $2.6 million, respectively, on research and development activities.  We continue conducting research and development both internally and externally and anticipate investments going forward.

As of December 31, 2011, we had one principal location conducting internal research.  Our headquarters and primary development site are located in The Woodlands, Texas.  The headquarters location includes a Class 100 clean room where UniBoss™, Diamond Guard™ and all PEF materials development and testing is conducted, a roll-to-roll prototype and initial production line, mastering equipment, an electronics lab, optical testing facilities, test and measurement equipment, and electronics development systems.

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

The next phase prototypes should serve to support a product roadmap that targets the production of viable commercial UniBoss touch screens within six to twelve months. The development process is intended to also include selecting and completing the preferable manufacturing processes.

We plan to complete the installation and optimization of the manufacturing process for our UniBoss film products and have engaged a small-scale pilot production line that has been the research and development proving ground for a continuous flow manufacturing process followed by a roll-to-roll manufacturing process for all of our Performance Engineered Film™. We believe that our internal pilot production equipment will have adequate capacity to supply potential customer needs for the foreseeable future.

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

Compared to our competition, we believe we follow a more broadly developed business model allowing us to benefit from the following factors:

·	A wide range of opportunity to enter the market;
·	The flexibility to pursue multiple entry points to multiple market segments;
·	The ability to be a supplier of key materials;
·	The ability to profitably produce relatively small volumes of products; and
·	The ability to leverage established infrastructures.

EMPLOYEES

As of February 29, 2012, we have 18 full-time employees and no part-time employees. None of these employees is covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also employ consultants on an as-needed basis to supplement existing staff.

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

You should carefully consider the following information about risks described below, together with the other information contained in this Annual Report on Form 10-K and in our other filings with the SEC. We believe the risks described below are the risks that are material to us as of the filing date of this Annual Report on Form 10-K.  If any of the following risks actually occur, our business financial condition, operating results and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline.

Risks Related to Our Business

We are a company with limited operating history and our future profitability is uncertain and we anticipate future losses and negative cash flow, which may limit or delay our ability to become profitable.

We are a company with a limited operating history and no significant revenues to date.  To date, we have had only a few revenue-generating services and development contracts.  We expect to expend significant resources on consultants, intellectual property protection, research and development, advertising, hiring of personnel and startup costs.  We are attempting to obtain the necessary working capital for operations, but we may not be able to obtain financing in a sufficient amount or at all.  We have not yet demonstrated our ability to generate revenue, and we may never be able to produce material revenues or operate on a profitable basis.  As a result, we have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future.  As of December 31, 2011, we had an accumulated total deficit of $62.3 million.

We anticipate our losses will continue to increase from current levels because we expect to incur additional costs and expenses related to prototype development, consulting costs, laboratory development costs, marketing and other promotional activities, the addition of engineering and manufacturing personnel, and the continued development of relationships with strategic business partners.  Moreover, planned products based upon our Performance Engineered Film™ technology may never become commercially viable and thus may never generate any revenues. Even if we find commercially viable applications for our Performance Engineered Film™ technology and materials, we may never recover our research and development expenses.

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

Research and development of commercially viable applications for our Performance Engineered Film™ technology and materials may at some point depend substantially on the success of the work conducted by and with our present and future research partners. We cannot be certain that these research partners will make the additional advances in these technologies and materials that may be essential to successfully commercialize our Performance Engineered Film™ technology and materials. Moreover, although we fund Performance Engineered Film™ technology research, the scope and technical aspects of this research and the resources and efforts directed to this research currently are and may remain in large part subject to the control of our research partners.

If we cannot form and maintain lasting business relationships with targeted partners, or if we cannot obtain proprietary materials, our business strategy could suffer or fail.

Our business strategy includes some dependence upon our development and maintenance of commercial licensing and material supply relationships. All of our current relationship discussions with product manufacturers are limited to technology exploration and the evaluation of our Performance Engineered Film™ technology and materials for possible use in commercial applications. Some or all of these relationships may not succeed or, even if they are successful, may not result in the manufacturers’ entering into commercial licensing and material supply relationships with us.

Under our planned technology development and evaluation agreements, we intend to work with strategic partners to incorporate our technologies into their products. However, many of these technology development and evaluation agreements may last for limited periods of time, such that our relationships with these partners could expire unless they are continually renewed. Our partners may not agree to renew their relationships with us on a continuing basis, or may do so on terms that are less favorable to us. In addition, we may continue working with certain strategic partners in evaluating our Performance Engineered Film™ technology and materials after our existing agreements with them have expired while we are attempting to negotiate contract extensions or new agreements with them. Should our relationships with these partners not materialize, or once in place, not continue to be renewed, our business could suffer.

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

Our business prospects also depend significantly on our ability to obtain proprietary materials for our own use and for potential sale to display manufacturers and OEMs that incorporate displays in their products.  Our inability to reach agreements to obtain certain other materials from other sources could have a materially adverse effect on our ability to generate revenues from sales of these materials, as well as on our ability to perform research and development work. Further, failure to complete long term agreements could preclude our ability to support these manufacturers and OEMs that would choose to license our Performance Engineered Film™ technology and materials for possible commercial use.

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

Our capital requirements have been and will continue to be significant. We will likely require substantial additional funds in excess of our current financial resources in the future for research, development and commercialization of our Performance Engineered Film™ technology and materials, to obtain and maintain patents and other intellectual property rights in these technologies and materials, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. Our cash on hand will likely not be sufficient to meet all of our future needs. When and as we need additional funds, such funds may not be available on commercially reasonable terms or at all. If we cannot obtain additional funding when and as needed, our business might fail. Additionally, if we attempt to raise funds in a future offering of shares of our common stock, preferred stock, warrants or depositary shares, or if we engage in acquisitions involving the issuance of such securities, the issuance of these shares could dilute the ownership of our then-existing stockholders.

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

Our efforts may never demonstrate the feasibility of our Performance Engineered Film™ technology and materials for broad-based product applications.

Our research and development efforts remain subject to all of the risks associated with the development of new products based on emerging and innovative technologies, including without limitation unanticipated technical or other problems and the possible insufficiency of funds for completing development of these products. Technical problems may result in delays and cause us to incur additional expenses that would increase our losses. If we cannot complete, or if we experience significant delays in completing, research and development of our Performance Engineered Film™ technology and materials for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail.

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

A loss of one or more of our current officers or key employees could severely and negatively impact our operations. Specifically, the loss of services of Reed J. Killion, CEO and President, Seong S. Shin, Chief Operating Officer, Robert J. Petcavich, Senior Vice President and General Manager, Daniel K. Van Ostrand, Vice President Research & Development, or Jeffrey W. Tomz, Chief Financial Officer, none of whom has an employment agreement with us, could significantly harm our business. We have no present intention of obtaining key-man life insurance on any of our executive officers or management. Additionally, competition for highly skilled technical, managerial and other personnel is intense. As our business develops, we might not be able to attract, hire, train, retain and motivate the highly skilled managers and employees we need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail.

The flat panel display industry has historically experienced significant downturns, which may adversely affect the demand for and pricing of our technology and materials.

The flat panel display industry has experienced significant periodic downturns, often in connection with, or in anticipation of, declines in general economic conditions. These downturns have been characterized by lower product demand, production overcapacity and erosion of average selling prices. Industry-wide fluctuations and downturns in the demand for flat panel displays would likely affect the demand for and pricing of our Performance Engineered Film™ technologies and materials and could cause significant harm to our business.

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

We cannot predict the extent to which investor interest in our stock will create or sustain an active and orderly trading market.  If such a market were to develop, the market price of our common stock may continue to be highly volatile.  The sale of a large block of shares could depress the price of our common stock to a greater degree than a company that typically has a higher volume of trading in its securities.  The value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

·	Disappointing results from our development efforts;

·	Failure to meet our revenue or profit goals or operating budget;

·	Decline in demand for our common stock;

·	Downward revisions in securities analysts’ estimates or changes in general market conditions;

·	Technological innovations by competitors or in competing technologies;

·	Investor perception of our industry or our prospects;

·	General economic trends;

·	Variations in our quarterly operating results;

·	Our inability to increase revenues:

·	Announcement of new customer relationships by our competitors;

·	Departures of our executive officers;

·	General conditions in the worldwide economy, including fluctuations in interest rates;

·	Developments in patents or other intellectual property rights and litigation;

·	Developments in our relationships with our customers and suppliers;

·	Any significant acts of terrorism against the United States; and

·	Our currently limited public float.

Our common stock has traded on the OTC Bulletin Board as low as $2.25 and as high as $22.50 during a period from January 1, 2008 through December 9, 2010.  Our common stock has traded on The NASDAQ Capital Market as low as $3.98 and as high at $9.20 during the period from December 10, 2010 through December 31, 2011. In addition, the markets for high technology stocks have experienced extreme volatility that has often been unrelated to the operating performance of the particular companies.  These broad market fluctuations may adversely affect the trading price of shares our common stock.

We have a significant number of outstanding warrants and options, and future sales of the underlying shares of common stock could adversely affect the market price of our common stock.

As of December 31, 2011, we had outstanding warrants and options exercisable for an aggregate of 3,504,738 shares of common stock at a weighted average exercise price of $7.10 per share. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale.  As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares.  This could cause the market price of our common stock to decline.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the 7,142,307 shares of our common stock outstanding as of December 31, 2011, approximately 3.2 million shares are held by non- “affiliates” and are, or will be, freely tradable without restriction, and the remaining shares are held by our “affiliates”, as of such date.  Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus (including sales by investors of securities acquired in connection with this offering) may have a material adverse effect on the market price of our common stock.

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

·
authorize our board of directors to issue preferred stock without stockholder approval and to designate the rights, preferences and privileges of each class; if issued, such preferred stock would increase the number of outstanding shares of our capital stock and could include terms that may deter an acquisition of us;

·	establish advance notice requirements for nominations to the board of directors or for proposals that can be acted on at stockholder meetings;

·	limit who may call stockholder meetings;

·	do not provide for cumulative voting rights; and

·
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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective December 10, 2010, our common stock became listed on The NASDAQ Capital Market under the symbol “UNXL”.  Prior to that date, our common stock was quoted on the OTC Bulletin Board under the symbol “UNXL” The following table sets forth, for the quarters shown, the range of high and low bid information of our common stock on the OTC Bulletin Board, as reported on the website of The NASDAQ Capital Market.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions and may not necessarily reflect actual transactions:

Quarter Ended	High	Low

2011
Fourth Quarter	$7.49	$4.54
Third Quarter	$8.85	$3.98
Second Quarter	$9.20	$6.10
First Quarter	$8.44	$6.40
2010
Fourth Quarter	$8.40	$4.20
Third Quarter	$7.65	$4.80
Second Quarter	$9.75	$2.40
First Quarter	$7.50	$2.25

Holders

As of February 29, 2012, we had approximately 2,000 stockholders of record of our Common Stock.

Dividends

We have never paid dividends on our Common Stock. Currently, we anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends on the Common Stock in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information about shares of Common Stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of December 31, 2011.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	2,067,549	$7.56	222,035

Equity compensation plans not approved by stockholders	86,668	7.50	—

Total	2,154,217	$7.56	222,035

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

Overview

We are a production stage company delivering its Performance Engineered Film™ to the Display, Touch Screen and Flexible Electronics market segments. Our newly developed thin film high volume roll to roll or continuous flow manufacturing process offers high fidelity replication of advanced micro-optic structures and surface characteristics over large area, combined with the option of a thin film conductive element. We will sell our films as sub-components for use in liquid crystal display (LCD) as a back light film and active film sub-component.  We are currently shipping our Diamond Guard™ Finger Print Resistant and Hard Coat (Anti-Scratch) protective cover films for multiple touch enabled devices. We sell our films under the Diamond Guard™ brand as well as private label to original equipment manufacturers (OEMs).

We are making ITO-Less Touch Films and Flexible Electronic Films based on our newly-developed UniBoss™ manufacturing process for high volume roll to roll printing of flexible thin-film conductor patterns. In addition, our work in developing Time Multiplexed Optical Shutter (TMOS), which we sold in May 2010, led to advances in the thin-film advanced optics arenas that can be leveraged for other marketable applications, such as low cost LCD backlights and general lighting films. We intend to explore the business potential within these applications and pursue those markets that offer profitable opportunities either through licensing or direct production and sales.  As of December 31, 2011, we had accumulated a total deficit of $62.3 million from operations in pursuit of these objectives.

We anticipate that our initial film sales will allow us to fund and support further technology developments in the Lighting & Display, 3D displays, Avionics and Flexible Electronics market segments.

Our strategy is to further develop our proprietary Performance Engineered Film™ technology around the five vertical markets that we have identified as high growth profitable market opportunities.  We have and will continue to utilize contract manufacturing for prototype fabrication to augment our internal capabilities in the short term. We also plan to supply our key thin film components and enter into joint developments or ventures in key vertical market segments to exploit the existing manufacturing and distribution channels of our targeted partners.

In 2012, we will remain focused on balancing the longer-term needs of our business while remaining agile and prudent with our spending in the short term.  We believe in the underlying fundamentals of our core business strategy and we are focused on addressing the market trends of mobile devices.  We believe our strategy aligns well with the driving forces of the portable device manufacturers.  With our strategy, our product pipeline, and the deeper penetration in the various markets, we plan to address our challenges in the following manner:

•	Assume continued uncertainty in the near-term US economic recovery;
•	Grow faster than the markets we serve by focusing on new product introductions to accelerate growth as we enter 2013; and
•	Maintain investments that deliver innovation and product development.

The financial statements presented in this annual report include Uni-Pixel, Inc. and our wholly-owned subsidiary, Uni-Pixel Displays, Inc. All significant intercompany transactions and balances have been eliminated.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in the Notes to the Consolidated Financial Statements.  However, certain accounting policies and estimates are particularly important to the understanding of our consolidated financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period-to-period in economic factors or conditions that are outside of our control.  As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The following discusses our significant accounting policies and estimates.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in Notes to the Consolidated Financial Statements in Item 8  of Part II of this Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which is incorporated herein by reference.

Results of Operations

Comparison of Fiscal Years Ending December 31, 2011 and 2010

REVENUES.  During the first quarter of 2010, we began to manufacture, market and sell our thin film product.

Revenues decreased to $195,237 for the year ended December 31, 2011, as compared to $243,519 for the year ended December 31, 2010.  The revenue for these periods was primarily related to engineering services and the sale of our thin film product.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues were $46,985 for the year ended December 31, 2011 and $20,695 for the year ended December 31, 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 52%, or approximately $1,438,000, to $4,186,927 for the year ended December 31, 2011 from $2,748,697 for the year ended December 31, 2010.  The major components of the increase are as follows:

a)  Salaries and benefits increased by approximately $782,000 to $2,685,000 for the year ended December 31, 2011 compared to $1,903,000 for the year ended December 31, 2010.  This increase was due largely to an increase in stock compensation expenses to $2,014,000 for the year ended December 31, 2011 compared to $1,319,000 for the year ended December 31, 2010, while salaries increased to $568,000 for the year ended December 31, 2011 compared to $480,000 for the year ended December 31, 2010;

b) Contract labor increased by approximately $194,000 to $194,000 for the year ended December 31, 2011 compared to $0 for the year ended December 31, 2010;

c) Legal expense increased by approximately $46,000 to $229,000 for the year ended December 31, 2011 compared to $183,000 for the year ended December 31, 2010;

d) Accounting expense decreased by approximately $6,000 to $67,000 for the year ended December 31, 2011 compared to $73,000 for the year ended December 31, 2010;

e) Office expense increased by approximately $2,000 to $17,000 for the year ended December 31, 2011 compared to $15,000 for the year ended December 31, 2010;

f) Travel expense increased by approximately $38,000 to $88,000 for the year ended December 31, 2011 compared to $50,000 for the year ended December 31, 2010;

g) Depreciation and amortization expense increased by approximately $211,000 to $433,000 for the year ended December 31, 2011 compared to $222,000 for the year ended December 31, 2010.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by 78% or approximately $1,992,000 during the year ended December 31, 2011 to $4,542,735 from $2,551,226 for the year ended December 31, 2010. The major components of the increase are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $1,378,000 to $3,536,000 for the year ended December 31, 2011 from $2,158,000 for the year ended December 31, 2010.  The increase was due largely to an increase in stock compensation expenses to $1,995,000 for the year ended December 31, 2011 compared to $1,029,000 for the year ended December 31, 2010, and salaries increased to $1,315,000 for the year ended December 31, 2011 compared to $966,000 for the year ended December 31, 2010;

b) Consulting expense attributable to research and development increased by approximately $40,000 to $129,000 for the year ended December 31, 2011 from $89,000 for the year ended December 31, 2010;

c) Lab expense increased by approximately $559,000 to $603,000 for the year ended December 31, 2011 from $44,000 for the year ended December 31, 2010 primarily due to increased services related to prototype development; and

d) Travel expense attributable to research and development decreased by approximately $27,000 to $65,000 for the year ended December 31, 2011 from $92,000 for the year ended December 31, 2010.

OTHER INCOME (EXPENSE)

a) In May 2010, the Company sold various intellectual properties recorded at $161,165, net, to Rambus, Inc. for $2,250,000.  Rambus intends to license the technology to global lighting and display manufacturers and have Uni-Pixel support their efforts with engineering services and optical Performance Engineered Film™ sales.  Uni-Pixel has no future obligation to provide engineering services to Rambus related to the patents sold.  Any engineering services and film sales to Rambus would be entered into under new agreements between Rambus and Uni-Pixel.

b) Debt issuance expense was an expense of $554,827 for the year ended December 31, 2010 due to the debt raised in the 2nd, 3rd and 4th quarter of 2009 and 1st quarter of 2010. This debt was paid off in full in December 2010.

c) Interest income (expense), net increased to income of $11,986 for the year ended December 31, 2011, as compared to an expense of $274,703 for the year ended December 31, 2010.   The expense for the year ended December 31, 2010 was primarily due to less cash on hand and interest expense associated with the debt raised in the 2nd, 3rd and 4th quarter of 2009 and 1st quarter of 2010.  The debt was paid off in full in December 2010.

NET LOSS. Net loss increased to $8,569,424 for the year ended December 31, 2011, as compared to net loss of $3,817,794 for the year ended December 31, 2010. The approximate $4.8 million increase in net loss is primarily due to the nonrecurring $2.1 million gain from the sale of intellectual property to Rambus in fiscal year 2010 and the approximate $1.7 million increase in stock compensation expense.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet transactions.

Liquidity and Capital Resources

Historically, we have funded our business primarily through a mix of debt and equity financing. In 2010 we obtained approximately $15 million through the issuance of our common stock.

Operating Activities

Cash used in operating activities during the year ended December 31, 2011 increased to $4,393,600 as compared to $3,379,274 used for the year ended December 31, 2010. The increase is primarily a result of increases in selling, general and administrative expenses and research and development expenses.

Investing Activities

Cash used in investing activities during the year ended December 31, 2011 amounted to $1,512,322. This is primarily attributable to an increase in the purchase of equipment related to our research and development activities and for anticipated production.    Cash flows provided by investing activities during the year ended December 31, 2010 was $2,241,450.  In May 2010, the Company sold various intellectual properties to Rambus, Inc. for $2,250,000.

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

The total net cash provided by financing activities was $73,139 for the year ended December 31, 2011, which includes:
•	$73,139 proceeds from exercise of stock options, net.

The total net cash provided by financing activities was $13,879,420 for the year ended December 31, 2010, which includes:
•	$775,000 proceeds from convertible notes payable;
•	$2,061,999 payments on convertible notes payable
•	$15,275,145 proceeds from issuance of common stock, net; and
•	$108,726 payment of deferred loan costs.

Working Capital

Our primary sources of liquidity have been short-term loans from private placements of convertible notes, private placements of equity securities, the sale of certain intellectual property and the issuance of 3,450,000 shares of common stock for net proceeds of $15.28 million in December 2010.

As of December 31, 2011, we had a cash balance of approximately $7.2 million and working capital of $7.1 million.  We project that current cash reserves, will sustain our operations through at least December 31, 2012, and we are not aware of any trends or potential events that are likely to adversely impact our short term liquidity through this term.  We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents and supplemented by proceeds from equity or debt financings, and loans or collaborative agreements with corporate partners, each to the extent necessary.

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

Our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or deterioration in the level of compliance with the policies or procedures.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making its assessment, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all of our directors and executive officers as of February 29, 2012. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Title
Reed J. Killion	49	Chief Executive Officer, President, Principal Executive Officer and Director
Seong S. Shin	61	Chief Operating Officer
Robert J. Petcavich	57	Senior Vice President and General Manager
Daniel K. Van Ostrand	53	Vice President Research & Development
Jeffrey W. Tomz	40	Chief Financial Officer and Secretary
Bernard T. Marren	76	Chairman
Carl J. Yankowski	63	Director
Bruce I. Berkoff	51	Director
Ross A. Young	46	Director
William Wayne Patterson	67	Director
Anthony J. LeVecchio	65	Director

Biographical information with respect to our executive officers and directors is provided below. There are no family relationships between any of our executive officers or directors.

Reed J. Killion, Chief Executive Officer, President, Principal Executive Officer and Director — Mr. Killion is a member of our board of directors and has served as our President and Principal Executive Officer since September 2004. As of May 1, 2008, Mr. Killion was promoted to Chief Executive Officer.  Mr. Killion is also the Chairman of the Board for Animal Innovations, Inc. Mr. Killion is a past Board Member and Trustee of the Texas A&M Research Foundation. Previously Mr. Killion served as our Executive Vice President of Business Development and has been a member of ours board of directors since April 2002.  Prior to joining Uni-Pixel, Mr. Killion was Vice President of Business Development for LogiCom from 1999 until 2002.  HP/Compaq, Dell, DEC, Siemens, NVIDIA, Vanguard, Atmel, Foxconn, Seiko (SMOS) and DCM Technologies are among the companies Mr. Killion has represented and consulted with over his 20 years in the high tech industry.  Mr. Killion holds a Bachelors Degree in Finance from the University of Mississippi. Mr. Killion’s eight years of leadership with us makes him highly qualified to be a member of our board.  He has a comprehensive understanding of our company and management, operations, financial requirements and technologies.  Mr. Killion’s management experience and active involvement in various industries enable him to guide our business strategy in an increasingly complex business environment.

Seong S. Shin, Chief Operating Officer — Mr. Shin has been the Chief Operating Officer of Uni-Pixel since he joined us in September 2011.  Mr. Shin brings to Uni-Pixel more than 30 years of experience in IP and business development, engineering and business management, global marketing and sales, and research and design. Mr. Shin’s background includes LCD panel technology and fabrication, process and architecture development, OEM/ODM product development for display and notebook systems, and major application device launches.  From February 2008 to August 2011, Mr. Shin helped guide Glonet Systems, Inc., a marketer and manufacturer of networking equipment, in the development of its new TCON IC technology, helping to create design flexibility and adoption of its high-speed interface application.  From December 2002 to January 2008, Mr. Shin held numerous senior management positions at Samsung Electronics Co., lastly serving as a senior vice president of research and development, where he led breakthroughs in new display technology, nano imprinting technology, roll-to-roll process architecture, flexible display development with low temperature process, and low power consumption/high color gamut devices. He was responsible for developing Samsung’s next generation panel technology and LED backlight systems, and was noted for innovations such as reducing the number of panel production steps.  Earlier in his career at Samsung, Mr. Shin was vice president of strategic marketing and sales, where he led Samsung’s $3 billion NB LCD Panel business, selling to major customers like Dell, HP, IBM, Apple, Acer, Gateway, Toshiba, Sony, NEC, Fujitsu, and Siemens. Mr. Shin was responsible for introducing new products, and he maintained the highest profit in the history of Samsung’s LCD business among all product groups. Mr. Shin also previously served as the vice president of Samsung’s notebook LCD panel development team, where he optimized gate IC integration, color filter on array, for thin & light, high color gamut/high resolution, and low power consumption. Before Samsung Electronics, Mr. Shin was founder, president and CEO of Photonage, a developer and manufacturer of a high speed, zero-EMI interface. Prior to Photonage, Mr. Shin served as vice president of the computer technology center at Samsung Information Systems America, where he was responsible for portable systems R&D, from concept to new technology, as well as related business development. Mr. Shin also previously served as a director of engineering at Texas Instruments’ PPP division, as well as served in an executive capacity with a successful Silicon Valley startup and mobile system R&D center. Mr. Shin earned his Bachelor of Science in Electrical Engineering from Seoul National University, and his Master of Science in Electrical Engineering from San Jose State University.

Robert J. Petcavich, Senior Vice President and General Manager — Dr. Petcavich has been the Senior Vice President and General Manager of Uni-Pixel since he joined us in January 2008.  Dr. Petcavich was also the cofounder of Health Beacons Inc. in Kirkland, Washington, a company that develops leading edge implantable RFID technology for the medical surgical cancer field. Dr. Petcavich was Senior Vice President and Chief Technology Officer of Lumera Corporation (NASDAQ:LMRA) in Bothell, Washington, a publicly traded nanotechnology polymer platform bioscience and molecular photonics technology company. Dr. Petcavich has been the Chairman, CEO and CTO of several advanced materials and medical informatics technology companies. Dr. Petcavich was Vice President of Deposition Technologies Inc. from 1982 to 1988, an advanced materials company involved in electro optic and aerospace thin film materials development and manufacturing which was subsequently acquired by Brunswick Defense (NYSE:BC) and Material Sciences Corporation (NYSE:MSC) in 1986. From August 1988 until September 1995, Dr. Petcavich was President and CEO of Alphascribe Express Inc., an electronic medical records service enterprise, which was subsequently sold to Rodeer Systems.  Dr. Petcavich was also founder, Chairman and CTO of Planet Polymer Technologies Inc. (Nasdaq:POLY now PLNT) from 1992 until 2002, an advanced materials intellectual property development company which merged with Allergy Free Inc. of Houston, Texas.  Dr. Petcavich was also founder, CEO and Chairman from 1996 until 2001 of Alife Medical Inc a Natural Language Processing software services provider for the medical billing industry was one of the fasting growing companies in the United States in 2010 according to Red Herring, and was recently acquired by Ingenix, Inc.  Dr. Petcavich was also founder and board member of Molecular Reflections Inc., a MEMS based biotech design and discovery Platform Company as well as Polytronix Inc., a custom LCD manufacturer of Richardson, Texas. Dr Petcavich has a Ph.D. degree in Polymer Science, a Master of Science Degree in Solid State Science, and a B.S. degree in Chemistry from the Pennsylvania State University, and completed the PMD executive management degree program at Harvard.  Dr. Petcavich holds 28 issued United States patents in fields such as electro optic LCD displays, biotechnology MEMS devices, time released animal neutraceuticals, fruit shelf life extension technology, and handheld wireless devices. Dr. Petcavich is also on the Board of Directors of the College of Science at the Pennsylvania State University and the Harvard Business School Alumni Club in the Houston area.

Daniel K. Van Ostrand, Vice President Research & Development — Mr. Van Ostrand is one of our founders and has served in a Senior Executive position since our inception in February of 1998.  Mr. Van Ostrand has many years of experience in corporate operations, project management, systems engineering and systems design and has been involved in our establishment, funding and management.  Since 2004, he has been leading our corporate R&D activities, including microstructure mastering and Intellectual Property development.  In 2009 he also took over responsibility for all of our Engineering activities.  As co-owner from 1984 through 1992 of a closely-held company that designed ruggedized VME-based tactical computer systems for the United States Army, he was exposed to and became interested in the design, development and engineering principles of flat panel display technology.  Mr. Van Ostrand was a Systems Engineer from 1980 until 1992 for Informatics General, Magnavox, Teledyne and the Jet Propulsion Laboratory.  He has a BA with a double major in Math and Computer Science from Mid-America Nazarene University.

Jeffrey W.  Tomz, Chief Financial Office and Secretary — On March 14, 2010, Jeffrey W. Tomz became our principal financial officer and on July 1, 2010, the board of directors formally designated Mr. Tomz as our Chief Financial Officer and Secretary. Since June 2005, Mr. Tomz has been our VP of Finance. From August 2001 to April 2005, Mr. Tomz was the Chief Financial Officer of Isolagen, Inc. (AMEX:ILE) and was instrumental in raising over $190 million in equity and debt for Isolagen. From October 1999 to August 2001, Mr. Tomz was a Principal at Benchmark Equity Group, Inc. Mr. Tomz has served on the board of directors of various companies, including InfoHighway Communication Corp., a private communication company from September 1998 to September 2000. Prior to joining Benchmark in the fall of 1997, Mr. Tomz began his career with Arthur Andersen Worldwide. Mr. Tomz is licensed as a Certified Public Accountant in Texas and received his MPA from The University of Texas at Austin.

Bernard T. Marren, Chairman— Mr. Marren has served as a director since March 16, 2007 and has been Chairman of our board of directors since May 1, 2008.  Mr. Marren is currently the President and CEO of OPTi, Inc., a company that licenses intellectual property for logic chips. In a career that spans more than 40 years, Mr. Marren was both a founder of and the top executive with multiple companies that pioneered new semiconductor technologies. He also served as chief executive with a number of high-tech firms, and is widely regarded for his leadership in sales and marketing, engineering and operations. He has been associated in his career with Western Micro Technology, Inc., Silicon Engineering, Inc., INNO COMM Wireless, American MicroSystems, Inc., and Fairchild Semiconductor. Extending his executive leadership to the electronics industry as a whole, Mr. Marren was a founder and the first President of the Semiconductor Industry Association. He is also a past President and Chairman of the National Electronic Distributors Association and a past President of the Electronic Industry Show Corporation.  Mr. Marren is a graduate of the Illinois Institute of Technology (BSEE).

Mr. Marren’s technology industry experience, particularly as it relates to our industry, makes him highly qualified to lead our board.  With his business experience and educational background, Mr. Marren is well-versed in the review and evaluation of financial statements of publicly traded companies, give him the qualifications and skills to serve as a Director of Uni-Pixel, Inc.

Carl J. Yankowski, Director— Mr. Yankowski has served as a director since March 16, 2007.  Mr. Yankowski has served as the CEO of Westerham Group since 2001. Mr. Yankowski also served as the CEO of Ambient Devices, Inc. and helped capitalize Ambient.   Mr. Yankowski was named CEO of Palm, Inc. in December 1999, three months before its initial public offering that raised in excess of $1 billion.  Immediately prior to joining Palm, Mr. Yankowski was CEO of the Reebok Brand, where he led the worldwide Reebok-brand business, a multibillion dollar enterprise that recently merged with Adidas.  During his tenure at Reebok, Mr. Yankowski successfully reorganized the Company for growth, significantly streamlined operations, and improved profitability.  Mr. Yankowski spent over four years at Sony Electronics, Inc. as President and COO where he was responsible for the development and launch of numerous successful products in growing markets and new business categories for Sony, including DVD, CDMA, digital imaging, and VAIO personal computers.  He also oversaw the initial U.S. launch of PlayStation.  Mr. Yankowski led Sony to profitable U.S. revenue growth from $6+ Billion to over $10 Billion, and oversaw a dramatic expansion of U.S. manufacturing.  In an earlier position as Chairman of Polaroid’s Asia Pacific Region, Mr. Yankowski led growth in the business imaging market globally and set up the Company’s Asia Pacific headquarters.  Mr. Yankowski has held marketing and strategic leadership positions in several other prestigious technology and consumer-products companies, including General Electric Co., Pepsi, Memorex and Procter & Gamble.  Mr. Yankowski earned simultaneous bachelors of Science degrees in electrical engineering materials science and management from Massachusetts Institute of Technology (“MIT”).  He serves or has served on the visiting committee of the MIT Media Lab, and the Boards of Informatica, Avidyne, and many other public and private firms, plus the Boston College Carroll School of Business and the MIT Sloan School of Business.

Mr. Yankowski’s leadership roles in numerous fortune 500 companies make him a valuable member of our board of directors and audit committee.  The extensive management experience he has acquired in these roles provide him with the knowledge to deal with financial, accounting, regulatory and administrative matters.  Mr. Yankowski is well-versed in accounting principles and financial reporting rules and regulations, and is equipped to evaluate financial results and lead our audit committee.

Bruce I. Berkoff, Director— Mr. Berkoff has served as a director since March 16, 2007. Mr. Berkoff is the Chairman of the LCD TV Association which is a global not-for-profit marketing trade association to help “inform, promote, improve, and connect” the entire supply chain involved with the large and growing multibillion dollar LCD TV industry.  Mr. Berkoff is also the CMO (Chief Marketing Officer) of CBRITE, a Santa Barbara based start up and leader in metal oxide back plane technology for FPDs (flat panel displays). Currently he is based in Singapore, and has been helping CBRITE since March 2011. He was also a Director of LG Display from 2007 until 2009.  Mr. Berkoff was the Chief Marketing Officer of Energy and Display Systems, working at Applied Materials, Inc. from October 2009 through January 2011.   Previously, Mr. Berkoff was the CMO of Ascent Solar, and also the CEO and later Chairman of Enuclia Semiconductor, a fab-less semiconductor startup in the HDTV video processor space, and prior to that, for 6 years based in Seoul, Seoul Korea, he was the Executive Vice-President and Chief Marketing Officer of LG.Philips LCD, one of the world’s leading TFT-LCD manufacturers. Before that, Mr. Berkoff served as general manager of Philips Flat Display Systems’ software and electronics business unit in Silicon Valley. He has also held executive management positions at several technology companies, including UMAX Computer Corporation, Radius, and SuperMac Technologies.  Mr. Berkoff is well-known for his visionary keynote addresses, panel chairmanships and other roles at display and electronics industry events, including the Symposium on Information Displays (SID) Business & Investor Conferences, USDC (US Display Consortium) Conferences, DisplayForum Europe, HDTV Forum, Asia SID (ASID), EuroDisplays (ESID), the U.S. Flat Panel Display (US FPD) Conference, the Flat Information Display (FID) Conference and the Consumer Electronics Show (CES) in Las Vegas.  Mr. Berkoff holds undergraduate and graduate degrees in physics and biophysics from Princeton and the University of California, Berkeley, respectively, and also has display-related patents both granted and pending in the U.S. and China.

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

Ross A. Young, Director— Mr. Young has served as a director since May 20, 2008. Mr. Young founded DisplaySearch, the leading provider of market intelligence on displays and related technology, in 1996, sold it to The NPD Group in 2005 and is credited with building the firm to what it is today. After leaving DisplaySearch in 2008, he served as VP at Samsung LCD before joining IMS Research in late 2009 as SVP of Displays, LEDs and Lighting. After more than two years in this position, he is currently a consultant and advisor to IMS Research. Mr. Young has made multiple appearances on television, including NBC’s  The Today Show as a display industry expert, and has been an invited speaker at over 30 different conferences worldwide. Mr. Young was appointed to the Board of Directors of semiconductor start-up Akhan Technologies in 2010 and the Advisory Board of Illumitex, an LED start-up in 2009. Mr. Young received The NPD Group’s prestigious John Byington Award for outstanding creativity and innovation in November 2006, was appointed to the Board of Directors at Westar Display Technologies in February 2005 and was named to the VLSI Research Executive All-Star Team in 1994. Prior to founding DisplaySearch in 1996, he served in senior marketing positions at OWL Displays, Brooks Automation, Fusion Semiconductor and GCA in the driver IC, flat panel automation, etch and strip and lithography markets. He is also a published author, having written a book on U.S. - Japanese competition titled  Silicon Sumo: U.S.-Japan Competition and Industrial Policy in the Semiconductor Equipment Industry. Mr. Young holds a Bachelor Degree in economics from the University of California at San Diego.

Mr. Young’s technology industry experience, particularly as it relates to our industry, makes him highly qualified to serve as a member of our board of directors and other board committees.  With his business experience and educational background, Mr. Young is well-versed in new technologies to help lead our company and is well-versed in the review and evaluation of financial statements of publicly traded companies.  He provides valuable insight to our board of directors and other board committees.

William Wayne Patterson, Director— Mr. Patterson has served as a director since May 9, 2011. Mr. Patterson is an experienced entrepreneurial manager who has demonstrated success in building businesses through innovative growth and cost containment strategies. Mr. Patterson spent much of his career with Keystone International, Inc., where he served as CFO and then as COO. During his time with Keystone, it grew from $15 million in revenues to more than $1 billion. Keystone was sold in 1996 to Tyco International for $1.7 billion. Mr. Patterson was also a co-founder and CEO of Texas Micro (a NASDAQ-traded company) and of Briskheat Corporation. Since the sale of Keystone, Mr. Patterson has participated in more than 20 private equity transactions and has served as interim CEO of Integrated Graphics/Earthcolor and of Vector Global Services. Mr. Patterson is also currently the non-executive chairman of Ashbrook Simon-Hartley and of Controlled Recover. Patterson graduated with honors from the University of Texas in Austin and has a Law Degree from the University of Texas Law School. Patterson is also a CPA.

Mr. Patterson’s leadership roles in numerous companies make him a valuable member of our board of directors and audit committee.  The extensive management experience he has acquired in these roles provide him with the knowledge to deal with financial, accounting, regulatory and administrative matters.  Mr. Patterson is well-versed in accounting principles and financial reporting rules and regulations, and is equipped to evaluate financial results and participate in our audit committee.

Anthony J. LeVecchio, Director— Mr. LeVecchio has served as a director since May 9, 2011. Mr. LeVecchio has been the president and owner of The James Group, a general business consulting firm that has advised clients across a range of industries, since 1988. Prior to forming The James Group, Mr. LeVecchio was the senior vice president and chief financial officer for VHA Southwest, Inc., a regional healthcare system. Mr. LeVecchio currently serves as director, advisor and executive of private and public companies in a variety of industries.  Mr. LeVecchio also currently serves on the Board of Directors of ViewPoint Financial Group, a community bank based in Plano, Texas that is listed on The NASDAQ Global Select Market and as chairman of its Audit Committee. Mr. LeVecchio holds a Bachelor of Economics and a M.B.A. in Finance from Rollins College.

Mr. LeVecchio’s leadership roles in numerous companies make him a valuable member of our board of directors and audit committee.  The extensive management experience he has acquired in these roles provide him with the knowledge to deal with financial, accounting, regulatory and administrative matters.  Mr. LeVecchio is well-versed in accounting principles and financial reporting rules and regulations, and is equipped to evaluate financial results and participate in our audit committee.

The Board members serve for the latter of a period of one year or until the next annual meeting of stockholders.  We have established procedures by which security holders may recommend nominees to our board of directors and those procedures have not changed.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee Financial Expert

Carl J. Yankowski and Anthony J. LeVecchio, members of our Board, serve in a capacity of an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the registered class of the Company’s equity securities to file with the SEC reports of ownership and changes in ownership of the Company’s Common Stock. Directors, executive officers and greater than 10% beneficial stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of these reports furnished, management believes that the directors, executive officers and greater than 10% stockholders filed, on a timely basis, all reports required by Section 16(a) of the Exchange Act with respect to the year ended December 31, 2011.

Code of Ethics Disclosure

We have adopted a Code of Ethics, a copy of which is filed as an exhibit to our 2005 Annual Report on Form 10-KSB, for our principal executive, financial and accounting officers or persons performing similar functions.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The table below summarizes the total compensation paid to or earned by our principal executive officer, our principal financial officer and each of our three other executive officers other than our principal executive officer and principal financial officer.  Collectively, we refer to these officers as the “named executive officers”.  The amounts represented in the “Option Awards” column reflect the stock compensation expense recorded by the Company pursuant to ASC Topic 718 and does not necessarily equate to the income that will ultimately be realized by the named executive officers for such awards.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Bonus (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (4)	Total

Reed J. Killion Chief Executive Officer, President (Principal Executive Officer) & Director	2011 2010	$250,000 208,833	$1,000 —	$725,580 479,312	— —	— —	$12,000 10,000	$988,580 698,145

Seong S. Shin (5) Chief Operating Officer	2011 2010	57,591 --	1,000 —	33,503 --	— —	— —	— —	92,094 --

Robert J. Petcavich Senior Vice President & General Manager	2011 2010	195,000 163,000	1,000 —	633,703 375,311	— —	— —	— —	829,703 538,311

Daniel K. Van Ostrand Vice President Research & Development	2011 2010	180,000 143,833	1,000 —	443,167 92,754	— —	— —	— —	624,167 236,587

Jeffrey W. Tomz Chief Financial Officer	2011 2010	180,000 138,833	1,000 —	480,856 177,202	— —	— —	12,000 10,000	673,856 326,035
——–––––––––—
(1)
Effective September 16, 2007, the base salary of Reed J. Killion is $250,000.  Effective January 7, 2008, the base salary of Robert Petcavich is $195,000.  Effective July 1, 2010, the base salary of Dan Van Ostrand and Jeffrey W. Tomz is $180,000.  Effective September 8, 2011, the base salary of Mr. Shin is $180,000.

(2)
Amounts reflect the aggregate annual cash bonus earned by each of our named executive officers for fiscal years 2011 and 2010.  There was a $1,000 cash bonus paid to each of the named executive officers in fiscal year 2011. There was no cash bonus paid for fiscal year 2010.

(3)
For 2011 and 2010, the amounts reflect the compensation cost recognized in 2011 and 2010, respectively, for stock options in accordance with FASB ASC Topic 718, which reflects the fair value of all stock-based compensation in earnings based on the related vesting schedule.  For additional information relating to the assumptions made by us in connection with the valuation of these awards for 2011, refer to Note 2 of our financial statements herein.  For additional information relating to the assumptions made by us in connection with the valuation of these awards for 2010, refer to Note 2 of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

(4)	Excludes perquisites and other personal benefits unless such compensation was greater than $10,000. For Mr. Killion and Mr. Tomz, amounts include a car allowance.

(5)	Mr. Shin started working for the Company effective September 8, 2011.

401(k) Plan

Effective February 2007, the Company created an employee benefit plan available to all full-time employees under Section 401(k) of the Internal Revenue Code ("401(k) plan"). Employees may make contributions up to a specified percentage of their compensation, as defined. The Company is not obligated to make contributions under the 401(k) plan. In addition, the Company did not make any matching employer contribution to the 401(k) Plan in 2011 or 2010.

Employment Agreements

As of December 31, 2011, the Company does not have any employment agreements outstanding.

Executive Officer Equity Awards Outstanding

	Outstanding Equity Awards at December 31, 2011
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Reed J. Killion	30,000		--		$7.50	3/15/2015	--	--	--	--
	54,000		--		7.50	9/13/2017	--	--	--	--
	13,500		--		7.50	4/18/2018	--	--	--	--
	1,667		--		7.50	1/30/2019	--	--	--	--
	33,334	(a)	33,333	(a)	7.50	1/28/2020	--	--	--	--
	62,500	(b)	187,500	(b)	6.93	1/21/2021

Seong S. Shin	--		75,000	(c)	6.00	9/8/2021	--	--	--	--

Robert J. Petcavich	33,334		--		7.50	1/7/2018	--	--	--	--
	1,667		--		7.50	1/30/2019	--	--	--	--
	40,000	(a)	40,000	(a)	7.50	1/28/2020	--	--	--	--
	52,500	(b)	157,500	(b)	6.93	1/21/2021

Daniel K. Van Ostrand	1,667		--		7.50	1/30/2019	--	--	--	--
	16,667	(a)	16,667	(a)	7.50	1/28/2020	--	--	--	--
	40,000	(b)	120,000	(b)	6.93	1/21/2021

Jeffrey W. Tomz	13,334		--		7.50	4/19/2015	--	--	--	--
	3,334		--		7.50	9/13/2017	--	--	--	--
	1,667		--		7.50	1/30/2019	--	--	--	--
	10,667	(a)	10,667	(a)	7.50	1/28/2020	--	--	--	--
	16,667	(d)	16,667	(d)	7.50	5/19/2020	--	--	--	--
	40,000	(b)	120,000	(b)	6.93	1/21/2021

(a)	25% vest on 1/28/2010; 25% vest on 1/28/2011; 25% vest on 1/28/2012; and 25% vest on 1/28/2013.
(b)	25% vest on 1/21/2011; 25% vest on 1/21/2012; 25% vest on 1/21/2013; and 25% vest on 1/21/2014.
(c)	33.34% vest on 9/8/2012; 33.33% vest on 9/8/2013; and 33.33% vest on 9/8/2014.
(d)	25% vest on 5/19/2010; 25% vest on 5/19/2011; 25% vest on 5/19/2012; and 25% vest on 5/19/2013.

Director Compensation

The table below summarizes the total compensation paid to or earned by our directors during 2011. The amounts represented in the “Option Awards” column reflects the stock compensation expense recorded by the Company and does not necessarily equate to the income that will ultimately be realized by the director for such awards.   The table does not include Mr. Killion whose compensation is described in the Summary Compensation Table above.

Director Summary Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Bernard T. Marren	$--	--	$214,016	--	--	--	$214,016
Carl J. Yankowski	--	--	21,058	--	--	--	21,058
Bruce I. Berkoff	--	--	132,238	--	--	--	132,238
Ross A. Young	--	--	145,621	--	--	--	145,621
William Wayne Patterson	--	--	8,253	--	--	--	8,253
Anthony J. LeVecchio	--	--	8,253	--	--	--	8,253

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

Cash-Based Compensation

Company non-employee directors receive an annual stipend of $40,000 paid monthly.   All directors are reimbursed ordinary and reasonable expenses incurred in exercising their responsibilities in accordance the Company’s Travel and Entertainment Expense Reimbursement policy applicable to all employees of the Company.  The non-employee directors waived their cash compensation fees for all of fiscal 2010 and 2011.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have set forth in the following table certain information regarding our common stock, on an as converted basis, beneficially owned as of February 29, 2012 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each of our directors and named executive officers, and (iii) all executive officers and directors as a group. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days pursuant to options, warrants, conversion privileges or similar rights. At February 29, 2012, we had 7,142,307 issued and outstanding shares of Common Stock and no preferred stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)		Percent of Class
Directors and Officers:
Reed J. Killion	310,834	(2)	4.2%
Seong S. Shin	--		--%
Robert J. Petcavich	206,001	(3)	2.8%
Daniel K. Van Ostrand	161,835	(4)	2.2%
Jeffrey W. Tomz	142,117	(5)	2.0%
Bernard T. Marren	146,546	(6)	2.0%
Carl J. Yankowski	84,334	(7)	1.2%
Bruce I. Berkoff	40,167	(8)	0.6%
Ross A. Young	41,667	(9)	0.6%
William Wayne Patterson	2,722	(10)	--%
Anthony J. LeVecchio	4,222	(11)	0.1%
All Directors and Executive Officers as a Group (11 persons)	1,140,445		15.6%
5% Stockholders:
The Raptor Global Portfolio Ltd. 50 Rowes Wharf 6th Floor Boston, MA 02110	1,423,986	(12)	18.9%
The Altar Rock Fund Liquidating Trust 50 Rowes Wharf 6th Floor Boston, MA 02110	12,115	(13)	0.2%
Legacy Asset Portfolio L.P. 1275 King Street Greenwich, CT 06831	455,041	(14)	6.3%
Merrill Lynch Pierce, Fenner & Smith Incorporated Bank of America, 15th Floor 600 Montgomery Street San Francisco, CA 94111	899,524	(15)	12.2%
Revelation Special Situations Fund Ltd. Canon’s Court 22 Victoria Street Hamilton HM11, Bermuda	534,411		7.5%
Goldberg Capital Management 27 Stagecoach Road Avon, CT 06001	602,285		8.4%
Special Situation Technology Fund II, L.P. 527 Madison Avenue, Suite 2600 New York, New York 10022	495,439		6.9%

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

(2)	Includes options to purchase 274,167 shares of Common Stock exercisable within 60 days from February 29, 2012.

(3)	Includes options to purchase 200,001 shares of Common Stock exercisable within 60 days from February 29, 2012.

(4)	Includes options to purchase 106,668 shares of Common Stock exercisable within 60 days from February 29, 2012.

(5)	Includes options to purchase 131,003 shares of Common Stock exercisable within 60 days from February 29, 2012.

(6)	Includes options to purchase 59,167 shares of Common Stock exercisable within 60 days from February 29, 2012.

(7)	Includes options to purchase 84,334 shares of Common Stock exercisable within 60 days from February 29, 2012.

(8)	Includes options to purchase 40,167 shares of Common Stock exercisable within 60 days from February 29, 2012.

(9)	Includes options to purchase 40,167 shares of Common Stock exercisable within 60 days from February 29, 2012.

(10)	Includes options to purchase 2,222 shares of Common Stock exercisable within 60 days from February 29, 2012.

(11)	Includes options to purchase 2,222 shares of Common Stock exercisable within 60 days from February 29, 2012.

(12)	Includes warrants to purchase 395,655 shares of Common Stock exercisable within 60 days from February 29, 2012.

(13)	Includes warrants to purchase 3,366 shares of Common Stock exercisable within 60 days from February 29, 2012.

(14)	Includes warrants to purchase 126,433 shares of Common Stock exercisable within 60 days from February 29, 2012.

(15)	Includes warrants to purchase 254,785 shares of Common Stock exercisable within 60 days from February 29, 2012.

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

Director Independence

Our common stock is currently listed on The NASDAQ Capital Market under the symbol “UNXL,” and therefore, our determination of the independence of directors is made using the definition of “independent” contained in the listing standards of The NASDAQ Capital Market.  On the basis of information solicited from each director, the board has determined that each of Mr. Marren, Mr. Yankowski, Mr. Berkoff, Mr. Young, Mr. Patterson and Mr. LeVecchio has no material relationship with the Company and is independent within the meaning of such rules.  Our audit committee consists of Mr. Yankowski (Chairman), Mr. Patterson and Mr. LeVecchio; our compensation committee consists of Mr. Marren (Chairman), Mr. Berkoff and Mr. Young; and our nomination and governance committee consists of Mr. Berkoff (Chairman), Mr. Young and Mr. Patterson, each of whom the board has determined has no material relationship with the company and is independent, as provided above.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by PMB Helin Donovan, LLP (“PMBHD”) for professional services rendered for the audit of our annual consolidated financial statements during the fiscal year ended December 31, 2011, and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for that fiscal year were $54,615.  The aggregate fees billed by PMBHD for professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q during the fiscal year ended December 31, 2010, were $70,375.  These fees include fees billed for professional services rendered by PMBHD for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Related Fees

PMBHD did not bill us for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended December 31, 2011, or the fiscal year ended December 31, 2010, that are not included under Audit Fees above.

Tax Fees

PMBHD billed $5,450 and $4,950 for the fiscal years ended December 31, 2011 and 2010, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

PMBHD did not perform any services for us or charge any fees other than the services described above for either the fiscal year ended December 31, 2011, or the fiscal year ended December 31, 2010.

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

10.23	Form of Warrant dated as of February 13, 2007. (10)
10.24	Severance Agreement between Uni-Pixel, Inc. and Frank DeLape dated September 11, 2007. (5) (11)
10.25	Uni-Pixel, Inc. 2007 Stock Incentive Plan (11) (5)
10.26	Securities Purchase Agreement dated as of September 28, 2007, by and among Uni-Pixel, Inc. and Merrill Lynch Pierce, Fenner & Smith Incorporated. (12)
10.27	Investors’ Rights Agreement dated as of September 28, 2007, by and among Uni-Pixel, Inc. and Merrill Lynch Pierce, Fenner & Smith Incorporated. (12)
10.28	Form of Warrant dated as of September 28, 2007. (12)
10.29	Uni-Pixel, Inc. 2010 Stock Incentive Plan (13) (5)
10.30	Form of Warrant to be granted to MDB Capital Group LLC (14)
10.31	Uni-Pixel, Inc. 2011 Stock Incentive Plan (15) (5)
14	Code of Ethics (6)
21	Subsidiaries (6)
31.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (16)
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (16)
32.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (16)
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (16)
101
The following financial information from this Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text (16)

(1)	Previously filed as an exhibit to the Company’s Form 10-SB, filed on February 18, 2005, and incorporated by reference hereto.
(2)	Previously filed as an exhibit to the Company’s Amendment #1 Form 10-SB, filed on April 1, 2005, and incorporated by reference hereto.
(3)	Previously filed as an exhibit to the Company’s Amendment #2 Form 10-SB, filed on April 27, 2005, and incorporated by reference hereto.
(4)	Previously filed as an exhibit to the Company’ Form 10-QSB, filed on November 10, 2005, and incorporated by reference hereto.
(5)	Management contract or compensation plan or arrangement
(6)	Previously filed as an exhibit to the Company’ Form 10-KSB, filed on March 28, 2006, and incorporated by reference hereto
(7)	Previously filed as an exhibit to the Company’ Form 10-QSB, filed on August 14, 2006, and incorporated by reference hereto.
(8)	Previously filed as an exhibit to the Company’ Form 10-QSB, filed on November 13, 2006, and incorporated by reference hereto.
(9)	Previously filed as an exhibit to the Company’s Form 8-K, filed on May 31, 2006, and incorporated by reference hereto.
(10)	Previously filed as an exhibit to the Company’s Form 8-K, filed on February 16, 2007, and incorporated by reference hereto.
(11)	Previously filed as an exhibit to the Company’s Form 8-K, filed on September 20, 2007, and incorporated by reference hereto.
(12)	Previously filed as an exhibit to the Company’s Form 8-K, filed on October 2, 2007, and incorporated by reference hereto.
(13)	Previously filed as an exhibit to the Company’s Form S-8, filed on June 4, 2010, and incorporated by reference hereto.
(14)	Previously filed as an exhibit to the Company’s Form S-1, Amendment #3, filed on December 1, 2010, and incorporated by reference hereto.
(15)	Previously filed as an exhibit to the Company’s Form S-8, filed on September 15, 2011, and incorporated by reference hereto.
(16)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

Date: March 8, 2012	By:	/s/ REED J. KILLION
Reed J. Killion
Chief Executive Officer, President, Principal Executive Officer and Director

Date: March 8, 2012	By:	/s/ JEFFREY W. TOMZ
Jeffrey W. Tomz
Chief Financial Officer, Secretary and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ REED J. KILLION	Chief Executive Officer, President, Principal Executive Officer and Director	March 8, 2012
Reed J. Killion

/s/ SEONG S. SHIN	Chief Operating Officer	March 8, 2012
Seong S. Shin

/s/ ROBERT J. PETCAVICH	Senior Vice President and General Manager	March 8, 2012
Robert J. Petcavich

/s/ DANIEL K. VAN OSTRAND	Vice President Research & Development	March 8, 2012
Daniel K. Van Ostrand

/s/ JEFFREY W. TOMZ	Chief Financial Officer and Secretary	March 8, 2012
Jeffrey W. Tomz

/s/ BERNARD T. MARREN	Chairman of the Board	March 8, 2012
Bernard T. Marren

/s/ CARL J. YANKOWSKI	Director	March 8, 2012
Carl J. Yankowski

/s/ BRUCE I. BERKOFF	Director	March 8, 2012
Bruce I. Berkoff

/s/ ROSS A. YOUNG	Director	March 8, 2012
Ross A. Young

/s/ WILLIAM WAYNE PATTERSON	Director	March 8, 2012
William Wayne Patterson

/s/ ANTHONY J. LEVECCHIO	Director	March 8, 2012
Anthony J. LeVecchio

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF UNI-PIXEL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Uni-Pixel, Inc.

We have audited the accompanying consolidated balance sheets of Uni-Pixel, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uni-Pixel, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

March 8, 2012
Houston, Texas

Uni-Pixel, Inc.
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010

ASSETS
Current assets
Cash and cash equivalents	$7,216,663	$13,049,446
Accounts receivable, net	4,550	77,889

Total current assets	7,221,213	13,127,335

Property and equipment, net of accumulated depreciation of $1,977,241 and $1,543,839, at December 31, 2011 and 2010, respectively	1,149,654	70,734
Restricted cash	17,439	17,439

Total assets	$8,388,306	$13,215,508

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$87,468	$341,541
Deferred revenue	—	85,906

Total current liabilities	87,468	427,447

Total liabilities	87,468	427,447

Commitments and contingencies (Note 5)	—	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 7,142,307 shares and 7,131,890 shares issued and outstanding at December 31, 2011 and 2010, respectively	7,142	7,132
Additional paid-in capital	70,589,438	66,507,247
Accumulated deficit during development stage	(62,295,742)	(53,726,318)

Total shareholders’ equity	8,300,838	12,788,061

Total liabilities and shareholders’ equity	$8,388,306	$13,215,508

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010

Revenue	$195,237	$243,519

Cost of revenues	46,985	20,695

Gross margin	148,252	222,824

Selling, general and administrative expenses	4,186,927	2,748,697
Research and development	4,542,735	2,551,226

Operating loss	(8,581,410)	(5,077,099)

Other income (expense)
Gain on sale of intellectual property	—	2,088,835
Debt issuance expense	—	(554,827)
Interest income (expense), net	11,986	(274,703)

Net loss	$(8,569,424)	$(3,817,794)

Per share information
Net loss - basic	$(1.20)	$(1.05)
Net loss - diluted	(1.20)	(1.05)

Weighted average number of basic common shares outstanding	7,138,426	3,628,454
Weighted average number of diluted common shares outstanding	7,138,426	3,628,454

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.
Consolidated Statements of Shareholders’ Equity (Deficit)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2009	3,474,285	$3,474	$47,776,853	$(49,908,524)	$(2,128,197)
Issuance of common stock, net of issuance costs	3,450,000	3,450	15,271,695	—	15,275,145
Conversion of debt and accrued interest into common stock	207,605	208	1,037,792	—	1,038,000
Stock compensation expense	—	—	2,348,344	—	2,348,344
Issuance of warrants to convertible note investors	—	—	12,010	—	12,010
Issuance of warrants to placement agent	—	—	60,553	—	60,553
Net loss	—	—	—	(3,817,794)	(3,817,794)
Balance, December 31, 2010	7,131,890	$7,132	$66,507,247	$(53,726,318)	$12,788,061
Stock compensation expense	—	—	4,009,062	—	4,009,062
Exercise of stock options	10,417	10	73,129	—	73,139
Net loss	—	—	—	(8,569,424)	(8,569,424)
Balance, December 31, 2011	7,142,307	$7,142	$70,589,438	$(62,295,742)	$8,300,838

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(8,569,424)	$(3,817,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	433,402	222,261
Stock compensation expense	4,009,062	2,348,344
Amortization of debt issuance costs	—	554,827
Bad debt expense	33,774	—
Amortization of discounts on notes payable	—	53,817
Gain on sale of intellectual property	—	(2,088,835)
Change in operating assets and liabilities:
Decrease in cash restricted for lease obligations	—	17,438
(Increase) decrease in accounts receivable	39,565	(77,889)
Decrease in prepaid expenses and other current assets	—	3,400
Decrease in accounts payable	(254,073)	(586,099)
Decrease in accrued interest payable	—	(61,317)
Increase (decrease) in deferred revenue	(85,906)	52,573
Net cash used in operating activities	(4,393,600)	(3,379,274)

Cash flows from investing activities
Purchase of property and equipment	(1,512,322)	(8,550)
Proceeds from the sale of intellectual property	—	2,250,000
Net cash provided by investing activities	(1,512,322)	2,241,450

Cash flows from financing activities
Proceeds from convertible notes payable	—	775,000
Payments on convertible notes payable	—	(2,061,999)
Payments of deferred loan costs	—	(108,726)
Proceeds from exercise of stock options, net	73,139	—
Proceeds from the issuance of common stock, net	—	15,275,145
Net cash provided by financing activities	73,139	13,879,420

Net increase (decrease) in cash and cash equivalents	(5,832,783)	12,741,596
Cash and cash equivalents, beginning of period	13,049,446	307,850
Cash and cash equivalents, end of period	$7,216,663	$13,049,446

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$196,038
Issuance of warrants to convertible note investors	$—	$12,010
Issuance of warrants to Placement Agent	$—	$60,553
Issuance of warrants to underwriter	$—	$1,530,919
Exchange of debt and accrued interest into common stock	$—	$1,038,000

The accompanying notes are an integral part of these consolidated financial statements.

UNI-PIXEL, INC.
Notes to the Audited Consolidated Financial Statements

Note 1 – Basis of Presentation, Business and Organization

Uni-Pixel, Inc., a Delaware corporation, is the parent company of Uni-Pixel Displays, Inc., its wholly-owned operating subsidiary.  As used herein, “Uni-Pixel,” “we,” “us,” and “our” refer to Uni-Pixel, Inc. and Uni-Pixel Displays, Inc.  Our common stock, par value $0.001 per share, is quoted on The NASDAQ Capital Market under the ticker symbol “UNXL.”

Uni-Pixel is a production stage company delivering its Clearly Superior™ Performance Engineered Film™ to the Lighting & Display and Flexible Electronics market segments. We have approximately 3 patents issued and 49 patents filed and have extensive expertise, technology know-how and trade secrets—protecting its Performance Engineered Film™ development and manufacturing platforms.

Uni-Pixel’s newly developed UniBoss™ roll-to-roll or continuous flow printed electronics manufacturing process offers high fidelity replication of surface micro structures, advanced micro-optic structures, and conductive elements on thin film.  Uni-Pixel can provide these film-based solutions with high fidelity at a lower cost than traditional means available today.

 Uni-Pixel’s strategy is to develop proprietary Performance Engineered Film™ for applications in large established markets that are susceptible to technology disruption and can potentially deliver Uni-Pixel high profit growth. We plan to sell our printed films for applications, such as, protective cover film, antennas, touch panel sensors, custom circuitry, etc.  A key focus for Uni-Pixel is developing electronic conductive films for use in electronic sensors for consumer and industrial applications.  We are currently shipping protective cover films for personal devices. We sell our protective cover film under the Clearly Superior™ or Diamond Guard™ brand.  Our strategy is to sell our printed film-based products under the Uni-Pixel label, private labels, and through Original Equipment Manufacturers (“OEM”) brands.

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

As of December 31, 2011, Uni-Pixel had accumulated a total deficit of $62.3 million from operations in pursuit of these objectives.

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

As of December 31, 2011, we had cash and cash equivalents of $7.2 million.  We believe that our existing capital resources are adequate to finance our operations until at least December 31, 2012 based on our current long-term business plan.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional debt and equity to meet our business objectives.

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

Note 2 – Summary of Significant Accounting Policies

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 at December 31, 2011 and December 31, 2010.  The amounts held in these banks did exceed the insured limit of $250,000 as of December 31, 2011 and December 31, 2010.   We have not incurred losses related to these deposits.

Restricted cash

As of December 31, 2011 and December 31, 2010, we had restricted cash of $17,439. This amount secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas as of both December 31, 2011 and December 31, 2010.  The restricted cash has been segregated into long-term classifications based on its anticipated liquidation.

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

Total compensation expense recognized for options was approximately $4.0 million and $2.3 million for the twelve months ended December 31, 2011 and December 31, 2010, respectively.

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

The Company has losses carried forward for income tax purposes to December 31, 2011. There are no current or deferred tax expenses for the twelve month periods ended December 31, 2011 and 2010 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. Accordingly, no benefit has been recognized on the net loss as the realization of the net operating loss carryforward cannot be assured.

The Company regularly assesses uncertain tax positions in each of the tax jurisdictions in which it has operations and accounts for the related financial statement implications. Unrecognized tax benefits are reported using the two-step approach under which tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement of the tax position. Determining the appropriate level of unrecognized tax benefits requires the Company to exercise judgment regarding the uncertain application of tax law. The amount of unrecognized tax benefits is adjusted when information becomes available or when an event occurs indicating a change is appropriate. Future changes in unrecognized tax benefits requirements could have a material impact on the results of operations.  The Company files U.S. federal and U.S. state tax returns.  The Company is generally no longer subject to tax examinations relating to federal and state tax returns for years prior to 2008.

The Company is subject to Texas franchise tax, which is based on taxable margin, rather than being based on federal taxable income.  For the years ended December 31, 2011 and 2010, the Company has no Texas margin tax obligation.

Loss per share data

Basic loss per share is calculated based on the weighted average common shares outstanding during the period.  Diluted loss per share also gives effect to the dilutive effect of stock options, warrants (calculated based on the treasury stock method) and convertible notes and convertible preferred stock. The Company does not present diluted loss per share for years in which it incurred net losses as the effect is antidilutive.

At December 31, 2011, options and warrants to purchase 3,504,738 shares of common stock at exercise prices ranging from $5.00 to $30.00 per share were outstanding, but were not included in the computation of diluted loss per share as their effect would be antidilutive.

At December 31, 2010, options and warrants to purchase 2,295,866 shares of common stock at exercise prices ranging from $5.00 to $30.00 per share were outstanding, but were not included in the computation of diluted loss per share as their effect would be antidilutive.

Fair Value of Financial Instruments

Our financial instruments consist of accounts receivable, accounts payable and notes payable.   We believe the fair values of our accounts receivable, accounts payable and notes payable reflect their respective carrying amounts.

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

Note 3 – Property and Equipment

A summary of the components of property and equipment at December 31:

	Estimated Useful Lives	2011	2010
Research and development equipment	3 to 5 years	$2,629,836	$1,211,603
Leasehold improvements	5 years	304,175	210,086
Computer equipment	5 years	97,740	97,740
Office equipment	3 to 5 years	95,144	95,144
		3,126,895	1,614,573
Accumulated depreciation		(1,977,241)	(1,543,839)
Property and equipment, net		$1,149,654	$70,734

Depreciation and amortization expense of property and equipment for the years ended December 31, 2011 and 2010 was $0.4 million and $0.2 million, respectively.

Note 4 – Income Taxes

The Company accounts for income taxes in accordance with Topic 740. This Topic 740 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has a cumulative net operating loss for tax purposes of approximately $50.6 million and $44.5 million at December 31, 2011 and 2010, respectively. The Company has a potential deferred tax asset of approximately $17.2 million as a result of this net operating loss carry forward. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets. The valuation allowance increased by approximately $2.9 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively.

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31:

	2011	2010

Income tax expense (benefit) computed at statutory rates	$2,914,000	$438,000
Increase in valuation allowance	(2,914,000)	(438,000)
Other	--	--
Tax provision for income taxes	$--	$--

The Company’s deferred tax assets consist of the following (in thousands) as of December 31:

	2011	2010

Deferred tax assets:
Net operating loss carryforwards	$17,200,000	$14,286,000
Valuation allowance	(17,200,000)	(14,286,000)
Net deferred tax assets	$--	$--

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

Note 5 – Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities in The Woodlands, Texas under a third party non-cancelable operating lease through April 30, 2016. Future minimum lease commitments as of December 31, 2011 are as follows:

Year Ending December 31
2012	$200,817
2013	203,542
2014	206,267
2015	208,992
2016	76,294
Thereafter	--
Total	$895,912

This lease provides the Company with a right to extend the lease term for two additional five year terms or one term of ten years, at the Company’s option.

Rent expense for 2011 and 2010 was $220,829 and $170,417, respectively.

Litigation

The Company from time to time may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company’s financial position, results of operations or cash flows.

Employment agreements

As of December 31, 2011, the Company does not have any employment agreements outstanding.

Note 6 – Redeemable Preferred Stock, Equity, Stock Plan and Warrants

Common Stock

During the year ended December 31, 2011, we issued 10,417 shares of common stock for cash in connection with the exercise of stock options.

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

Our Stock Incentive Plans are administered by our Board of Directors, which has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.  As of December 31, 2011, there were 222,035 shares available for issuance under the Stock Incentive Plans.

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

Total compensation expense recognized for options was approximately $4.0 million and $2.3 million for the fiscal years ended December 31, 2011 and December 31, 2010, respectively.  The Company has recorded approximately $2.0 million of stock compensation expense in selling, general and administrative expenses and approximately $2.0 million in research and development expense for the fiscal year ended December 31, 2011 and approximately $1.3 million of stock compensation expense in selling, general and administrative expenses and approximately $1.0 million in research and development expense for the fiscal year ended December 31, 2010.

The following table provides information about shares of Common Stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of December 31, 2011.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	2,067,549	$7.56	222,035

Equity compensation plans not approved by stockholders	86,668	7.50	—

Total	2,154,217	$7.56	222,035

Summary Stock Option and Warrant Information

Information regarding the options and warrants granted in 2011 and 2010 is as follows:

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2011	2010	2011	2010
Outstanding, beginning of year	832,377	390,075	1,463,489	1,147,098
Granted	1,458,334	607,684	—	386,391
Exercised	10,417	—	—	—
Expired or cancelled	126,077	165,382	112,968	70,000

Outstanding, end of year	2,154,217	832,377	1,350,521	1,463,489

Exercisable, end of year	901,024	491,911	1,350,521	1,463,489

Available for grant, end of year	222,035	254,292

The weighted average option and warrant exercise price information for 2011 and 2010 is as follows:

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2011	2010	2011	2010
Outstanding, beginning of year	$10.05	$23.55	$7.33	$9.90
Granted during the year	$6.94	$7.50	$—	$0.50
Exercised during the year	$7.02	$—	$—	$—
Expired or cancelled during the year	$10.00	$7.50	$18.75	$16.50
Outstanding at end of year	$7.56	$9.01	$6.37	$7.33
Exercisable at end of year	$8.32	$10.05	$6.37	$7.33

The fair values of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Year ended December 31, 2011	Year ended December 31, 2010
Expected life (years)	5 years	5 years
Interest rate	0.88 to 2.04%	1.76 to 2.41%
Dividend yield	—	—
Volatility	98.78%	143.79%
Forfeiture rate	—	—
Weighted average fair value of options granted	$6.94	$7.50

At December 31, 2011, there was $4.6 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.20 years.  There were 409,113 options that became vested during the twelve months ended December 31, 2011.

Significant option and warrant groups outstanding at December 31, 2011 and related weighted average exercise price and life information is as follows:

Grant date	Options Outstanding	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
December 9, 2004	—	51,304	51,304	$20.70	2.92
January 10, 2005	—	11,253	11,253	$20.70	2.92
January 26, 2005	—	7,353	7,353	$20.70	2.92
March 5, 2005	40,000	—	40,000	$30.00	0.67
March 5, 2005	30,000	—	30,000	$7.50	3.17
April 19, 2005	13,334	—	13,334	$7.50	0.25
April 19, 2005	13,334	—	13,334	$7.50	3.33
May 23, 2006	66,667	—	66,667	$7.50	4.58
March 16, 2007	20,001	—	20,001	$7.50	5.21
September 13, 2007	64,001	—	64,001	$7.50	5.71
September 13, 2007	7,000	—	7,000	$7.50	0.25
January 7, 2008	33,334	—	33,334	$7.50	6.02
April 18, 2008	13,500	—	13,500	$7.50	6.30
April 18, 2008	1,702	—	1,702	$7.50	0.25
May 20, 2008	6,667	—	6,667	$7.50	6.38
January 30, 2009	10,002	—	10,002	$7.50	7.08
June 10, 2009	—	32,007	32,007	$7.50	7.42
June 30, 2009	—	2,667	2,667	$7.50	7.42
August 31, 2009	—	30,674	30,674	$7.50	7.67
September 30, 2009	—	37,340	37,340	$7.50	7.83
October 2, 2009	—	8,004	8,004	$7.50	7.83
October 2, 2009	—	770,239	770,239	$5.00	7.83
December 31, 2009	—	8,336	8,336	$7.50	8.00
January 28, 2010	305,337	—	152,669	$7.50	8.08
January 28, 2010	33,334	—	33,334	$7.50	3.21
January 29, 2010	—	3,336	3,336	$7.50	8.00
February 2, 2010	—	2,501	2,501	$7.50	8.00
February 10, 2010	1,667	—	1,667	$7.50	1.12
March 15, 2010	—	19,173	19,173	$7.50	8.00
March 29, 2010	—	834	834	$7.50	8.00
April 5, 2010	—	20,500	20,500	$7.50	8.25
May 19, 2010	104,335	—	52,168	$7.50	8.62
May 27, 2010	3,334	—	3,334	$7.80	1.50
July 6, 2010	8,334	—	4,167	$7.50	8.50
December 15, 2010	—	300,000	300,000	$6.00	3.92
December 20, 2010	—	45,000	45,000	$6.00	3.92
January 21, 2011	1,155,000	—	288,750	$6.93	9.08
March 14, 2011	30,000	—	7,500	$7.21	9.17
May 9, 2011	33,334	—	7,963	$7.50	9.33
May 9, 2011	20,000	—	20,000	$7.50	4.33
May 23, 2011	15,000	—	3,750	$8.18	9.42
July 14, 2011	35,000	—	5,347	$8.05	9.54
September 8, 2011	75,000	—	—	$6.00	9.67
October 20, 2011	15,000	—	833	$6.00	9.83
Total	2,154,217	1,350,521	2,251,545

Note 7 – Fair Value Measurements

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

Note 8 – Employee Benefit Plan

401(k) Plan

Effective February 2007, the Company created an employee benefit plan available to all full-time employees under Section 401(k) of the Internal Revenue Code ("401(k) plan"). Employees may make contributions up to a specified percentage of their compensation, as defined. The Company is not obligated to make contributions under the 401(k) plan and did not make any matching employer contribution to the 401(k) Plan in 2011 or 2010.

Note 9 – Subsequent Events

None.