Form 10-Q
period 2012-03-31
Uni-Pixel
filed 2012-05-11
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of April 30, 2012, the issuer had 7,142,307 shares of issued and outstanding common stock, par value $0.001 per share.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Uni-Pixel, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,918,468	$7,216,663
Accounts receivable, net	—	4,550

Total current assets	5,918,468	7,221,213

Property and equipment, net of accumulated depreciation of $2,104,107 and $1,977,241, at March 31, 2012 and December 31, 2011, respectively	1,036,859	1,149,654
Restricted cash	17,439	17,439

Total assets	$6,972,766	$8,388,306
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$101,694	$87,468

Total current liabilities	101,694	87,468

Total liabilities	101,694	87,468

Commitments and contingencies (Note 3)	—	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 7,142,307 shares issued and outstanding at March 31, 2012 and December 31, 2011	7,142	7,142
Additional paid-in capital	71,205,057	70,589,438
Accumulated deficit	(64,341,127)	(62,295,742)

Total shareholders’ equity	6,871,072	8,300,838

Total liabilities and shareholders’ equity	$6,972,766	$8,388,306

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue	$3,564	$51,588

Cost of revenues	1,373	7,694

Gross margin	2,191	43,894

Selling, general and administrative expenses	929,069	1,515,768
Research and development	1,120,078	1,624,315

Operating loss	(2,046,956)	(3,096,189)

Other income
Interest income, net	1,571	3,749

Net loss	$(2,045,385)	$(3,092,440)

Per share information
Net loss - basic	$(0.29)	$(0.43)
Net loss - diluted	(0.29)	(0.43)

Weighted average number of basic common shares outstanding	7,142,307	7,131,890
Weighted average number of diluted common shares outstanding	7,142,307	7,131,890

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock
	Number		Additional		Total
	of Shares	Amount	Paid-In Capital	Accumulated Deficit	Shareholders’Equity
Balance, December 31, 2010	7,131,890	$7,132	$66,507,247	$(53,726,318)	$12,788,061
Stock compensation expense	—	—	4,009,062	—	4,009,062
Exercise of stock options	10,417	10	73,129	—	73,139
Net loss	—	—	—	(8,569,424)	(8,569,424)
Balance, December 31, 2011	7,142,307	$7,142	$70,589,438	$(62,295,742)	$8,300,838
Stock compensation expense	—	—	615,619	—	615,619
Net loss	—	—	—	(2,045,385)	(2,045,385)
Balance, March 31, 2012 (unaudited)	7,142,307	$7,142	$71,205,057	$(64,341,127)	$6,871,072

See accompanying notes to these condensed consolidated financial statements

Uni-Pixel, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(2,045,385)	$(3,092,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126,866	53,034
Stock compensation expense	615,619	2,092,363
Change in operating assets and liabilities:
Decrease in accounts receivable	4,550	18,757
Increase in prepaid assets and other current assets	—	(223,945)
Increase (decrease) in accounts payable	14,226	(173,433)
Net cash used in operating activities	(1,284,124)	(1,325,664)

Cash flows from investing activities
Purchase of property and equipment	(14,071)	(719,094)
Net cash used in investing activities	(14,071)	(719,094)

Cash flows from financing activities
Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(1,298,195)	(2,044,758)
Cash and cash equivalents, beginning of period	7,216,663	13,049,446
Cash and cash equivalents, end of period	$5,918,468	$11,004,688

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—

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

Uni-Pixel is a production stage company delivering its Clearly Superior™ Performance Engineered Film™ to the Lighting & Display and Flexible Electronics market segments. We have approximately 3 patents issued and 50 patents filed and have extensive expertise, technology know-how and trade secrets—protecting its Performance Engineered Film™ development and manufacturing platforms.

Uni-Pixel’s UniBoss™ is a roll-to-roll or continuous flow printed electronics manufacturing process that offers high fidelity replication of surface micro structures, advanced micro-optic structures, and conductive elements on thin film.  Uni-Pixel can provide these film-based solutions with high fidelity at a lower cost than traditional means available today.

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

Liquidity

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of March 31, 2012, the Company has accumulated a total deficit of $64.3 million. Since our inception, we have been primarily engaged in developing our initial product technologies, recruiting personnel, commencing our U.S. operations and obtaining sufficient capital to meet our working capital needs. In the course of our development activities, we have sustained losses and expect such losses to continue through at least December 31, 2012. We will finance our operations primarily through our existing cash, potential revenue creation and/or possible future financing transactions.

As of March 31, 2012, we had cash and cash equivalents of $5.9 million.  We believe that our existing capital resources are adequate to finance our operations until at least December 31, 2012 based on our current long-term business plan.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional debt and equity to meet our business objectives.

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

Note 2 — Summary of Significant Accounting Policies

Interim financial information

The condensed consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K, for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 8, 2012.

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the technology industry.  There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2012 compared to what was previously disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2011. The consolidated financial information as of December 31, 2011 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2011.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2012, as compared to the significant accounting policies disclosed in Note 2 of the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 at March 31, 2012 and December 31, 2011.  The amounts held in these banks did exceed the insured limit of $250,000 as of March 31, 2012 and December 31, 2011.   We have not incurred losses related to these deposits.

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

At March 31, 2012, options and warrants to purchase 3,552,702 shares of common stock at exercise prices ranging from $5.00 to $30.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

Recently issued accounting pronouncements

During January 2012, the Company adopted new accounting guidance related to convergence between GAAP and International Financial Reporting Standards (“IFRS”). The new guidance changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and IFRS. The new guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The adoption had no impact on the Company’s financial condition or results of operations.

During January 2012, the Company adopted new accounting guidance related to the presentation of comprehensive income. The new guidance required the presentation of components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. There is no change to the items that we must report in other comprehensive income or when the Company must reclassify an item of other comprehensive income to net income. This new guidance could effect future reporting requirements.  Because the guidance impacts presentation only, it had no effect on the Company’s financial condition or results of operations.

Accounting Guidance Not Yet Effective

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 3 —   Commitments and Contingencies

 Leases

The Company has entered into a lease for office, warehouse and laboratory facilities in The Woodlands, Texas under a third party non-cancelable operating lease through April 30, 2016. Future minimum lease commitments as of March 31, 2012 are as follows:

Year Ending December 31
Nine months ending 2012	$164,305
2013	203,542
2014	206,267
2015	208,992
2016	76,294
2017	--
Thereafter	--
Total	$859,400

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

Common Stock

During the three months ended March 31, 2012, we issued no shares of common stock.

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

Our Stock Incentive Plans are administered by our Board of Directors, which has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.  As of March 31, 2012, there were 174,071 shares available for issuance under the Stock Incentive Plans.

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

Total compensation expense recognized for options was approximately $0.6 million and $2.1 million for the three months ended March 31, 2012 and March 31, 2011, respectively.  The Company has recorded approximately $0.3 million of stock compensation expense in selling, general and administrative expenses and approximately $0.3 million in research and development expense for the three months ended March 31, 2012 and approximately $1.1 million of stock compensation expense in selling, general and administrative expenses and approximately $0.9 million in research and development expense for the three months ended March 31, 2011.

A summary of the changes in the total stock options outstanding during the three months ended March 31, 2012 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2011	2,154,217	$7.56
Granted	70,000	6.00
Forfeited or expired	(22,036)	7.50
Exercised	--	--
Outstanding at March 31, 2012	2,202,181	$7.51
Vested and exercisable at March 31, 2012	1,260,461	$7.94

The fair values of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended March 31, 2012	Three Months Ended March 31, 2011
Expected life (years)	5 years	5 years
Interest rate	0.85 to 0.90%	2.00 to 2.04%
Dividend yield	—	—
Volatility	63.63%	98.78%
Forfeiture rate	—	—
Weighted average fair value of options granted	$6.00	$6.94

At March 31, 2012, there was $4.2 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.04 years.  There were 359,437 options that became vested during the three months ended March 31, 2012.

Common Stock Warrants

As of March 31, 2012, the Company has 1,350,521 common stock warrants outstanding with a weighted average exercise price of $6.37 per share.  Information regarding outstanding warrants as of March 31, 2012 is as follows:

Grant date	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
December 9, 2004	51,304	51,304	$20.70	2.67
January 10, 2005	11,253	11,253	$20.70	2.67
January 26, 2005	7,353	7,353	$20.70	2.67
June 10, 2009	32,007	32,007	$7.50	7.18
June 30, 2009	2,667	2,667	$7.50	7.18
August 31, 2009	30,674	30,674	$7.50	7.18
September 30, 2009	37,340	37,340	$7.50	7.18
October 2, 2009	8,004	8,004	$7.50	7.18
October 2, 2009	770,239	770,239	$5.00	7.58
December 31, 2009	8,336	8,336	$7.50	7.75
January 29, 2010	3,336	3,336	$7.50	7.75
February 2, 2010	2,501	2,501	$7.50	7.75
March 15, 2010	19,173	19,173	$7.50	7.75
March 29, 2010	834	834	$7.50	7.75
April 5, 2010	20,500	20,500	$7.50	7.75
December 15, 2010	300,000	300,000	$6.00	3.67
December 20, 2010	45,000	45,000	$6.00	3.67

Total	1,350,521	1,350,521

Note 5 — Property and Equipment

A summary of the components of property and equipment at March 31, 2012 and December 31, 2011 are as follows:

	Estimated Useful Lives	March 31, 2012	December 31, 2011
Research and development equipment	3 to 5 years	$2,643,906	$2,629,836
Leasehold improvements	5 years	304,176	304,175
Computer equipment	5 years	97,740	97,740
Office equipment	3 to 5 years	95,144	95,144
		3,140,966	3,126,895
Accumulated depreciation		(2,104,107)	(1,977,241)
Property and equipment, net		$1,036,859	$1,149,654

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2012 and March 31, 2011 was approximately $127,000 and $53,000, respectively.

Note 6 — Fair Value Measurements

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

Note 7 — Revenue and Credit Concentrations

During the three months ended as of March 31, 2012 and 2011, sales by customers with more than 10% of revenue were as follows:

	Three months ended March 31, 2012		Three months ended March 31, 2011
	Amount	%	Amount	%
Company A	$-	-%	$50,000	97%
Company B	3,500	98%	-	-%
Total	$3,500	98%	$50,000	97%
As of March 31, 2012 and December 31, 2011 customers with more than 10% of accounts receivables balances were as follows:

	As of March 31, 2012		As of December 31, 2011
	Amount	%	Amount	%
Company C	-	-%	4,550	100%
Total	$-	-%	$4,550	100%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this report contains forward-looking information that involves risks and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters.  You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as "anticipate," "believe," "plan," "expect," "future," "intend," "may," "will," "should," "estimate," "predict," "potential," "continue," and other words and expressions of similar meaning.  No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. You should also consider carefully the statements under "Description of Business - Risk Factors" in our 2011 Form 10-K, which address factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2012, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 8, 2012.

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

Revenue from licenses and other up-front fees are recognized on a ratable basis over the term of the respective agreement

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

RESULTS OF OPERATIONS

Comparison of the three months ending March 31, 2012 and 2011

REVENUES.  During the first quarter of 2010 we began to manufacture, market and sell our thin film product.

Revenues were $3,564 for the three months ended March 31, 2012 and $51,588 for the three months ended March 31, 2011, a decrease of $48,024, or 93%. The revenue for these periods was primarily related to engineering services and the sale and marketing of our thin film product.  The primary reason for the decrease in revenue is due to a decrease in engineering services revenue.  We anticipate that, as we develop and improve upon UniBoss, we will earn additional non-recurring engineering revenue and expect to sell the finished products to OEM’s.  We do not believe that our research & development fixed assets are impaired or that the useful lives of these assets should be adjusted.

COST OF REVENUES.  Costs of revenues include all direct expenses associated with the delivery of services including internal labor costs. Costs of revenues were $1,373 for the three months ended March 31, 2012 and $7,694 for the three months ended March 31, 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 39% or approximately $587,000, to $929,069 for the three months ended March 31, 2012 from $1,515,768 for the three months ended March 31, 2011.  The primary reason for the decrease in selling, general and administrative expenses was the issuance of stock options to employees and the related increase in stock compensation expense during the three-months ended March 31, 2011. The major components of the decrease are as follows:

a)  Salaries and benefits decreased by approximately $663,000 to $551,000 for the three months ended March 31, 2012 compared to $1,214,000 for the three months ended March 31, 2011 primarily due to stock compensation expense decreased to $316,000 for the three months ended March 31, 2012 compared to $1,033,000 for the three months ended March 31, 2011;

b) Legal expense decreased by approximately $7,000 to $47,000 for the three months ended March 31, 2012 compared to $54,000 for the three months ended March 31, 2011;

c) Accounting expense increased by approximately $1,000 to $25,000 for the three months ended March 31, 2012 compared to $24,000 for the three months ended March 31, 2011;

d) Office expense decreased by approximately $4,000 to $1,000 for the three months ended March 31, 2012 compared to $5,000 for the three months ended March 31, 2011;

e) Travel expense decreased by approximately $11,000 to $16,000 for the three months ended March 31, 2012 compared to $27,000 for the three months ended March 31, 2011;

f) Depreciation and amortization expense increased by approximately $74,000 to $127,000 for the three months ended March 31, 2012 compared to $53,000 for the three months ended March 31, 2011.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $504,000, or 31%, during the three months ended March 31, 2012 to $1,120,078 from $1,624,315 for the three months ended March 31, 2011.  The primary reason for the decrease in research and development expense is due to the issuance of stock options to employees and the related increase in stock compensation expense during the three-months ended March 31, 2011. As a result of the common stock offering completed in December 2010 that raised $15.3 million, we now have sufficient working capital to continue our research on our newly-developed UniBoss™ manufacturing process for flexible thin-film conductors. The major components of the decrease are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $645,000 to $741,000 for the three months ended March 31, 2012 compared to $1,386,000 for the three months ended March 31, 2011 primarily due to stock compensation expense decreased to $300,000 for the three months ended March 31, 2012 compared to $1,060,000 for the three months ended March 31, 2011;

b) Consulting expense attributable to research and development decreased by approximately $43,000 to $26,000 for the three months ended March 31, 2012 compared to $69,000 for the three months ended March 31, 2011;

c) Lab expense increased by approximately $202,000 to $296,000 for the three months ended March 31, 2012 compared to $94,000 for the three months ended March 31, 2011 primarily due to increased services related to prototype development; and

d) Travel expense decreased by approximately $8,000 to $13,000 for the three months ended March 31, 2012 compared to $21,000 for the three months ended March 31, 2011.

OTHER INCOME (EXPENSE).

a) Interest income, net decreased to income of $1,571 for the three months ended March 31, 2012 as compared to income of $3,749 for the three months ended March 31, 2011, primarily due to less cash on hand.

NET INCOME (LOSS).   Net loss was $2,045,385 for the three months ended March 31, 2012, as compared to a net loss of $3,092,440 for the three months ended March 31, 2011.

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

Operating Activities

Cash used in operating activities during the three months ended March 31, 2012 decreased to $1,284,124 as compared to $1,325,664 used for the three months ended March 31, 2011.

Investing Activities

Cash used for investing activities during the three months ended March 31, 2012 was $14,071 as compared to $719,094 used for the three months ended March 31, 2011.  This is primarily attributable to the purchase of equipment related to our research and development activities and for anticipated production.

Financing Activities

Historically, we have financed our operating and investing activities primarily from the proceeds of private placements and a public offering of common stock, convertible investor notes, and a preferred stock offering.

During the three months ended March 31, 2012 and the three months ended March 31, 2011, the total net cash provided by financing activities was $0.

Working Capital

Our primary sources of liquidity have been short-term loans from private placements of convertible notes, private placements of equity securities, the sale of certain intellectual property and the issuance of 3,450,000 shares of common stock for net proceeds of $15.28 million in December 2010.

As of March 31, 2012, we had a cash balance of approximately $5.9 million and working capital of $5.8 million.  We project that current cash reserves, will sustain our operations through at least December 31, 2012, and we are not aware of any trends or potential events that are likely to adversely impact our short term liquidity through this term.  We expect to fund our operations with our net product revenues from our commercial products, cash, cash equivalents and supplemented by proceeds from equity or debt financings, and loans or collaborative agreements with corporate partners, each to the extent necessary.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2012, management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management concluded that, as of March 31, 2012, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

UNI-PIXEL, INC.

May 11, 2012	By:	/s/ Reed Killion
Date		Reed Killion, Chief Executive Officer and President