Form 10-Q
period 2012-06-30
Uni-Pixel
filed 2012-07-30
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of July 29, 2012, the issuer had 7,145,029 shares of issued and outstanding common stock, par value $0.001 per share.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Uni-Pixel, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,630,449	$7,216,663
Accounts receivable, net	47,796	4,550

Total current assets	4,678,245	7,221,213

Property and equipment, net of accumulated depreciation of $2,230,224 and $1,977,241, at June 30, 2012 and December 31, 2011, respectively	910,742	1,149,654
Restricted cash	17,439	17,439

Total assets	$5,606,426	$8,388,306

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$154,626	$87,468

Total current liabilities	154,626	87,468

Total liabilities	154,626	87,468

Commitments and contingencies (Note 3)	—	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 7,142,307 shares issued and outstanding at June 30, 2012 and December 31, 2011	7,142	7,142
Additional paid-in capital	71,824,143	70,589,438
Accumulated deficit	(66,379,485)	(62,295,742)

Total shareholders’ equity	5,451,800	8,300,838

Total liabilities and shareholders’ equity	$5,606,426	$8,388,306

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$70,560	$137,978	$74,124	$189,566

Cost of revenues	24,106	36,313	25,479	44,007

Gross margin	46,454	101,665	48,645	145,559

Selling, general and administrative expenses	888,804	932,234	1,817,873	2,448,002
Research and development	1,197,263	901,851	2,317,341	2,526,166

Operating loss	(2,039,613)	(1,732,420)	(4,086,569)	(4,828,609)

Other income (expense)
Interest income (expense), net	1,255	3,694	2,826	7,443

Net income (loss)	$(2,038,358)	$(1,728,726)	$(4,083,743)	$(4,821,166)

Per share information
Net income (loss) - basic	$(0.29)	$(0.24)	$(0.57)	$(0.68)
Net income (loss) - diluted	(0.29)	(0.24)	(0.57)	(0.68)

Weighted average number of basic common shares outstanding	7,142,307	7,137,041	7,142,307	7,134,480
Weighted average number of diluted common shares outstanding	7,142,307	7,137,041	7,142,307	7,134,480

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2010	7,131,890	$7,132	$66,507,247	$(53,726,318)	$12,788,061
Stock compensation expense	—	—	4,009,062	—	4,009,062
Exercise of stock options	10,417	10	73,129	—	73,139
Net loss	—	—	—	(8,569,424)	(8,569,424)
Balance, December 31, 2011	7,142,307	$7,142	$70,589,438	$(62,295,742)	$8,300,838
Stock compensation expense	—	—	1,234,705	—	1,234,705
Net loss	—	—	—	(4,083,743)	(4,083,743)
Balance, June 30, 2012 (unaudited)	7,142,307	$7,142	$71,824,143	$(66,379,485)	$5,451,800

See accompanying notes to these condensed consolidated financial statements

Uni-Pixel, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(4,083,743)	$(4,821,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	252,982	171,510
Stock compensation expense	1,234,705	2,825,048
Bad debt expense	—	33,774
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(43,246)	44,064
Increase (decrease) in accounts payable	67,159	(276,799)
Decrease in deferred revenue	—	(85,906)
Net cash used in operating activities	(2,572,143)	(2,109,475)

Cash flows from investing activities
Purchase of property and equipment	(14,071)	(1,425,263)
Net cash used in investing activities	(14,071)	(1,425,263)

Cash flows from financing activities
Proceeds from exercise of stock options, net	—	73,139
Net cash provided by financing activities	—	73,139

Net decrease in cash and cash equivalents	(2,586,214)	(3,461,599)
Cash and cash equivalents, beginning of period	7,216,663	13,049,446
Cash and cash equivalents, end of period	$4,630,449	$9,587,847

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation, Business and Organization

Uni-Pixel, Inc., a Delaware corporation, is the parent company of Uni-Pixel Displays, Inc., its wholly-owned operating subsidiary.  As used herein, “Uni-Pixel,” “the Company,” “we,” “us,” and “our” refer to Uni-Pixel, Inc. and Uni-Pixel Displays, Inc.  Our common stock, par value $0.001 per share, is quoted on The NASDAQ Capital Market under the ticker symbol “UNXL.”

Uni-Pixel is a production stage company delivering its Clearly Superior™ Performance Engineered Film™ to the lighting & display and flexible electronics market segments. The Company has 3 patents issued and 54 patent applications filed protecting its Performance Engineered Film™ development and manufacturing platforms.

Uni-Pixel’s UniBoss™ is a roll-to-roll or continuous flow printed electronics manufacturing process that offers high fidelity replication of surface micro structures, advanced micro-optic structures, and conductive elements on thin film.  Our roll-to-roll production capabilities result in low production costs which allow us to competitively price our product at or below the price of other products in the market today.

 Uni-Pixel’s strategy is to develop proprietary Performance Engineered Film™ for applications in large established markets that are susceptible to technology disruption and can potentially deliver Uni-Pixel high profit growth. The Company plans to sell its printed films for applications such as protective cover film, antennas, touch panel sensors, custom circuitry, etc.  A key focus for Uni-Pixel is developing electronic conductive films for use in electronic sensors for consumer and industrial applications.  Uni-Pixel is currently shipping protective cover films for personal devices. The Company sells its protective cover film under the Clearly Superior™ or Diamond Guard™ brand.  Our strategy is to sell our printed film-based products under the Uni-Pixel label, private labels, and through Original Equipment Manufacturers’ (“OEM”) brands.

Uni-Pixel is exploring the business potential within key application markets and pursuing those markets that offer profitable opportunities either through licensing or partnerships and/or direct sales.  Uni-Pixel anticipates that its initial film capabilities and partner funded product development capabilities will allow the Company to fund and support further technology development and market expansion. Uni-Pixel has and will continue to utilize contract manufacturing for prototype fabrication to augment its internal capabilities in the short term. Through Uni-Pixel’s internal research and development efforts, the Company has established an extensive portfolio of patents and patent applications, as well as other intellectual property rights that support these joint venture, licensing and manufacturing strategies.

Liquidity

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of June 30, 2012, the Company has accumulated a total deficit of $66.4 million. Since its inception, Uni-Pixel has been primarily engaged in developing its initial product technologies, recruiting personnel, commencing its U.S. operations and obtaining sufficient capital to meet its working capital needs. In the course of the Company’s development activities, it has sustained losses and expects such losses to continue through at least December 31, 2012. The Company intends to finance its operations primarily through its existing cash, potential revenue creation and/or possible future financing transactions.

As of June 30, 2012, we had cash and cash equivalents of $4.6 million.  We believe that our existing capital resources are adequate to finance our operations until at least December 31, 2012 based on our current long-term business plan.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional debt and equity to meet our business objectives.

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

Note 2 — Summary of Significant Accounting Policies

Interim financial information

The condensed consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in condensed consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K, for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 8, 2012.

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the technology industry.  There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2012 compared to what was previously disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2011. The consolidated financial information as of December 31, 2011 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2011.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the condensed consolidated financial statements.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2012, as compared to the significant accounting policies disclosed in Note 2 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000.  The amounts held in these banks exceeded the insured limit of $250,000 as of June 30, 2012 and December 31, 2011.   We have not incurred losses related to these deposits.

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

At June 30, 2012, options and warrants to purchase 3,553,536 shares of common stock at exercise prices ranging from $5.00 to $30.00 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

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

Note 3 —   Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities in The Woodlands, Texas under a third party non-cancelable operating lease through April 30, 2016. Future minimum lease commitments as of June 30, 2012 are as follows:

Year Ending December 31
Six months ending 2012	$109,537
2013	203,542
2014	206,267
2015	208,992
2016	76,294
2017	--
Thereafter	--
Total	$804,632

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

Note 4 —Equity, Stock Plan and Warrants

Common Stock

During the six months ended June 30, 2012, we issued no shares of common stock.

Stock Incentive Plans

The Company has adopted four stock incentive plans: the 2005 Stock Incentive Plan, the 2007 Stock Incentive Plan, the 2010 Stock Incentive Plan and the 2011 Stock Incentive Plan (collectively, the “Stock Incentive Plans”).  The Stock Incentive Plans allow for an aggregate of up to 2,300,001 shares of our common stock to be awarded through incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares and other types of awards.

Our Stock Incentive Plans are administered by our Board of Directors, which has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.  As of June 30, 2012, there were 173,237 shares available for issuance under the Stock Incentive Plans.

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards:

The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to members of the Board of Directors.  The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model.  Most options vest annually over a three-year service period.  The Company will issue shares from its authorized but unissued common stock upon the exercise of stock options.

Total compensation expense recognized for options was approximately $1.2 million and $2.8 million for the six months ended June 30, 2012 and June 30, 2011, respectively.  The Company has recorded approximately $0.6 million of stock compensation expense in selling, general and administrative expenses and approximately $0.6 million in research and development expense for the six months ended June 30, 2012 and approximately $1.4 million of stock compensation expense in selling, general and administrative expenses and approximately $1.4 million in research and development expense for the six months ended June 30, 2011.

A summary of the changes in the total stock options outstanding during the six months ended June 30, 2012 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2011	2,154,217	$7.56
Granted	85,000	6.00
Forfeited or expired	(36,202)	7.72
Exercised	--	--
Outstanding at June 30, 2012	2,203,015	$7.50
Vested and exercisable at June 30, 2012	1,306,059	$7.93

The fair values of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended June 30, 2012	Three Months ended June 30, 2011	Six Months ended June 30, 2012	Six Months ended June 30, 2011
Expected life (years)	5 years	5 years	5 years	5 years
Interest rate	0.69%	1.80 to 1.84%	0.69 to 0.90%	1.80 to 2.04%
Dividend yield	—	—	—	—
Volatility	63.63%	98.78%	63.63%	98.78%
Forfeiture rate	—	—	—	—
Weighted average fair value of options granted	$6.00	$7.65	$6.00	$6.97

At June 30, 2012, there was $3.5 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.94 years.  There were 405,035 options that became vested during the six months ended June 30, 2012.

Common Stock Warrants

As of June 30, 2012, the Company has 1,350,521 common stock warrants outstanding with a weighted average exercise price of $6.37 per share.  Information regarding outstanding warrants as of June 30, 2012 is as follows:

Grant date	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
December 9, 2004	51,304	51,304	$20.70	2.42
January 10, 2005	11,253	11,253	$20.70	2.42
January 26, 2005	7,353	7,353	$20.70	2.42
June 10, 2009	32,007	32,007	$7.50	6.93
June 30, 2009	2,667	2,667	$7.50	6.93
August 31, 2009	30,674	30,674	$7.50	6.93
September 30, 2009	37,340	37,340	$7.50	6.93
October 2, 2009	8,004	8,004	$7.50	6.93
October 2, 2009	770,239	770,239	$5.00	7.33
December 31, 2009	8,336	8,336	$7.50	7.50
January 29, 2010	3,336	3,336	$7.50	7.50
February 2, 2010	2,501	2,501	$7.50	7.50
March 15, 2010	19,173	19,173	$7.50	7.50
March 29, 2010	834	834	$7.50	7.50
April 5, 2010	20,500	20,500	$7.50	7.50
December 15, 2010	300,000	300,000	$6.00	3.42
December 20, 2010	45,000	45,000	$6.00	3.42

Total	1,350,521	1,350,521

Note 5 — Property and Equipment

A summary of the components of property and equipment at June 30, 2012 and December 31, 2011 are as follows:

	Estimated Useful Lives	June 30, 2012	December 31, 2011
Research and development equipment	3 to 5 years	$2,643,906	$2,629,836
Leasehold improvements	5 years	304,176	304,175
Computer equipment	5 years	97,740	97,740
Office equipment	3 to 5 years	95,144	95,144
		3,140,966	3,126,895
Accumulated depreciation		(2,230,224)	(1,977,241)
Property and equipment, net		$910,742	$1,149,654

Depreciation and amortization expense of property and equipment for the six months ended June 30, 2012 and June 30, 2011 was approximately $253,000 and $172,000, respectively.

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

Note 7 — Revenue and Credit Concentrations

During the six months ended as of June 30, 2012 and 2011, revenues by customers with more than 10% of revenue were as follows:

	Six months ended June 30, 2012		Six months ended June 30, 2011
	Amount	%	Amount	%
Company A	$-	-%	$50,000	26%
Company B	-	-%	136,812	72%
Company C	67,140	91%	-	-%
Total	$67,140	91%	$186,812	98%

As of June 30, 2012 and December 31, 2011 customers with more than 10% of accounts receivable balances were as follows:

	As of June 30, 2012		As of December 31, 2011
	Amount	%	Amount	%
Company C	$47,140	99%	$-	-%
Company D	-	-%	4,550	100%
Total	$47,140	99%	$4,550	100%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report, including the documents that we incorporate by reference, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements in or incorporated by reference in this report include, without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources.  Investors are cautioned that such forward-looking statements involve risks and uncertainties.  Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements include, but are not limited to, the rate and degree of market acceptance of our products, our ability to develop and market new and enhanced products, our ability to obtain financing as and when we need it, competition from existing and new products and our ability to effectively react to other risks and uncertainties described from time to time in our SEC filings, such as fluctuation of quarterly financial results, reliance on third party manufacturers and suppliers, litigation or other proceedings, government regulation and stock price volatility.

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made.  We do not undertake any obligation to publicly update or revise any forward-looking statement.

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

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2012, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 8, 2012.

Recent Accounting Pronouncements

See Note 2 of our accompanying condensed consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Revenue Recognition:  We recognize revenue over the period the service is performed or when the product is delivered, depending on shipping method. In general, this requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable, and (4) collectability is reasonably assured.

Advance payments are deferred until shipment.

Revenue from licenses and other up-front fees are recognized on a ratable basis over the term of the respective agreement.

Cost of Revenues, Selling, General and Administrative Expenses and Research and Development Expenses:  The primary purpose of our facility in The Woodlands, Texas is to conduct research on the development, testing and delivery of our prototype devices, and the commercialization of our products.

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

Stock-Based Compensation:  We measure stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards at grant-date. The fair values of stock option awards are estimated using a Black-Scholes valuation model. The compensation costs are recognized net of any estimated forfeitures on a straight-line basis over either the employee’s requisite service period, or other such vesting requirements as are stipulated in the stock option award agreements.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for any differences in actual forfeitures from those estimates.

RESULTS OF OPERATIONS

Comparison of the six months ending June 30, 2012 and 2011

REVENUES.  During the first quarter of 2010, we began to manufacture, market and sell our thin film product.

Revenues were $74,124 for the six months ended June 30, 2012 as compared to $189,566 for the six months ended June 30, 2011, a decrease of $115,442, or 61%. The revenue for these periods was primarily related to engineering services and the sale and marketing of our thin film product.  The primary reason for the decrease in revenue is due to a decrease in engineering services revenue.  We anticipate that, as we further develop and improve upon UniBoss, we will earn additional non-recurring engineering revenue. We expect to sell the finished products to OEMs.  We do not believe that our research and development fixed assets are impaired or that the useful lives of these assets should be adjusted.

COST OF REVENUES.  Cost of revenues includes all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues was $25,479 for the six months ended June 30, 2012 and $44,007 for the six months ended June 30, 2011. Cost of revenues decreased as a result of the decrease in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 26% or approximately $630,000, to $1,817,873 for the six months ended June 30, 2012 as compared to $2,448,002 for the six months ended June 30, 2011.   Selling, general and administrative expenses were higher during the six months ended June 30, 2011 due to the issuance of stock options to employees and the related increase in stock compensation expense.  The major changes to selling, general and administrative expenses were as follows:

a)  Salaries and benefits decreased by approximately $662,000 to $1,086,000 for the six months ended June 30, 2012 compared to $1,748,000 for the six months ended June 30, 2011 primarily because stock compensation expense decreased to $616,000 for the six months ended June 30, 2012 compared to $1,423,000 for the six months ended June 30, 2011;

b) Legal expense increased by approximately $77,000 to $157,000 for the six months ended June 30, 2012 compared to $80,000 for the six months ended June 30, 2011 primarily due to increased patent filings;

c) Accounting expense increased by approximately $15,000 to $53,000 for the six months ended June 30, 2012 compared to $38,000 for the six months ended June 30, 2011;

d) Office expense decreased by approximately $8,000 to $3,000 for the six months ended June 30, 2012 compared to $11,000 for the six months ended June 30, 2011;

e) Travel expense decreased by approximately $15,000 to $36,000 for the six months ended June 30, 2012 compared to $51,000 for the six months ended June 30, 2011;

f) Depreciation and amortization expense increased by approximately $81,000 to $253,000 for the six months ended June 30, 2012 compared to $172,000 for the six months ended June 30, 2011.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $209,000 during the six months ended June 30, 2012 to $2,317,341 from $2,526,166 for the six months ended June 30, 2011.  Research and development expense was higher during the six months ended June 30, 2011 due to the issuance of stock options to employees and the related increase in stock compensation expense.   The major changes to research and development expenses were as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $607,000 to $1,480,000 for the six months ended June 30, 2012 compared to $2,087,000 for the six months ended June 30, 2011.  As indicated above, salaries and benefits were higher during the six months ended June 30, 2011 primarily due to stock compensation expense, which decreased to $618,000 for the six months ended June 30, 2012 compared to $1,402,000 for the six months ended June 30, 2011;

b) Consulting expense attributable to research and development decreased by approximately $11,000 to $62,000 for the six months ended June 30, 2012 compared to $73,000 for the six months ended June 30, 2011;

c) Lab expense increased by approximately $411,000 to $632,000 for the six months ended June 30, 2012 compared to $221,000 for the six months ended June 30, 2011 primarily due to increased services related to prototype development; and

d) Travel expense attributable to research and development increased by $7,000 to $40,000 for the six months ended June 30, 2012 compared to $33,000 for the six months ended June 30, 2011.

OTHER INCOME (EXPENSE).

Interest income, net, decreased to income of $2,826 for the six months ended June 30, 2012 as compared to income of $7,443 for the six months ended June 30, 2011, primarily due to less cash on hand.

NET LOSS.   Net loss was $4,083,743 for the six months ended June 30, 2012, as compared to a net loss of $4,821,166 for the six months ended June 30, 2011.

Comparison of the three months ending June 30, 2012 and 2011

REVENUES.  During the first quarter of 2010, we began to manufacture, market and sell our thin film product.

Revenues were $70,560 for the three months ended June 30, 2012 as compared to $137,978 for the three months ended June 30, 2011, a decrease of $67,418, or 49%. The revenue for these periods was primarily related to engineering services and the sale and marketing of our thin film product.  The primary reason for the decrease in revenue is due to a decrease in engineering services revenue.  We anticipate that, as we further develop and improve upon UniBoss, we will earn additional non-recurring engineering revenue.  We expect to sell the finished products to OEMs.  We do not believe that our research and development fixed assets are impaired or that the useful lives of these assets should be adjusted.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues was $24,106 for the three months ended June 30, 2012 and $36,313 for the three months ended June 30, 2011.   Cost of revenues decreased as a result of the decrease in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 5% or approximately $43,000, to $888,804 for the three months ended June 30, 2012 from $932,234 for the three months ended June 30, 2011.  The major changes to selling, general and administrative expenses are as follows:

a)  Salaries and benefits increased by approximately $1,000 to $535,000 for the three months ended June 30, 2012 compared to $534,000 for the three months ended June 30, 2011 due to an increase in salaries to $235,000 for the three months ended June 30, 2012 compared to $143,000 for the three months ended June 30, 2011, and due to stock compensation expense decreased to $300,000 for the three months ended June 30, 2012 compared to $390,000 for the three months ended June 30, 2011;

b) Contract labor expense decreased by approximately $67,000 to $0 for the three months ended June 30, 2012 compared to $67,000 for the three months ended June 30, 2011;

c) Legal expense increased by approximately $84,000 to $110,000 for the three months ended June 30, 2012 compared to $26,000 for the three months ended June 30, 2011 primarily due to increased patent filings;

d) Accounting expense increased by approximately $14,000 to $28,000 for the three months ended June 30, 2012 compared to $14,000 for the three months ended June 30, 2011;

e) Office expense decreased by approximately $5,000 to $1,000 for the three months ended June 30, 2012 compared to $6,000 for the three months ended June 30, 2011;

f) Travel expense decreased by approximately $5,000 to $19,000 for the three months ended June 30, 2012 compared to $24,000 for the three months ended June 30, 2011;

g) Depreciation and amortization expense increased by approximately $8,000 to $126,000 for the three months ended June 30, 2012 compared to $118,000 for the three months ended June 30, 2011.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $295,000, or 33%, during the three months ended June 30, 2012 to $1,197,263 from $901,851 for the three months ended June 30, 2011.  The primary reason for the increase in research and development expense is due to increased lab expense related to prototype development.  The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $38,000 to $739,000 for the three months ended June 30, 2012 compared to $701,000 for the three months ended June 30, 2011 due to an increase in salaries to $420,000 for the three months ended June 30, 2012 compared to $358,000 for the three months ended June 30, 2011. Stock compensation expense decreased to $319,000 for the three months ended June 30, 2012 compared to $342,000 for the three months ended June 30, 2011;

b) Consulting expense attributable to research and development increased by approximately $32,000 to $36,000 for the three months ended June 30, 2012 compared to $4,000 for the three months ended June 30, 2011;

c) Lab expense increased by approximately $208,000 to $336,000 for the three months ended June 30, 2012 compared to $128,000 for the three months ended June 30, 2011 primarily due to increased services related to prototype development; and

d) Travel expense increased by approximately $15,000 to $27,000 for the three months ended June 30, 2012 compared to $12,000 for the three months ended June 30, 2011.

OTHER INCOME (EXPENSE).

Interest income, net, decreased to income of $1,255 for the three months ended June 30, 2012 as compared to income of $3,694 for the three months ended June 30, 2011, primarily due to less cash on hand.

NET INCOME (LOSS).   Net loss was $2,038,358 for the three months ended June 30, 2012, as compared to a net loss of $1,728,726 for the three months ended June 30, 2011.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. During the remainder of 2012, and for the foreseeable future, we will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations and highly dependent on financing from third parties.  We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing.

Operating Activities

Cash used in operating activities during the six months ended June 30, 2012 increased to $2,572,143 as compared to $2,109,475 used for the six months ended June 30, 2011.

Investing Activities

Cash used for investing activities during the six months ended June 30, 2012 was $14,071 as compared to $1,425,263 of cash used for the six months ended June 30, 2011.  The significant use of cash for investing activities during the six months ended June 30, 2011 was primarily attributable to the purchase of equipment related to our research and development activities and for anticipated production.

Financing Activities

Historically, we have financed our operating and investing activities primarily from the proceeds of private placements and a public offering of common stock, convertible investor notes, and a preferred stock offering.

During the six months ended June 30, 2012, the total net cash provided by financing activities was $0. During the six months ended June 30, 2011, the total net cash provided by financing activities was $73,139, which represented the net proceeds we received from the exercise of stock options.

Working Capital

Our primary sources of liquidity have been short-term loans from private placements of convertible notes, private placements of equity securities, the sale of certain intellectual property and the issuance of 3,450,000 shares of common stock for net proceeds of $15.28 million in December 2010.

As of June 30, 2012, we had a cash balance of approximately $4.6 million and working capital of $4.5 million.  We project that current cash reserves will sustain our operations through at least December 31, 2012, and we are not aware of any trends or potential events that are likely to adversely impact our short term liquidity through this term.  Through December 31, 2012, we expect to fund our operations with our net product revenues from our commercial products, cash and cash equivalents supplemented by proceeds from equity or debt financings, and loans or collaborative agreements with corporate partners.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2012, management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management concluded that, as of June 30, 2012, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

Exhibit No.	Description of Document
3.1	Composite Certificate of Incorporation of Uni-Pixel, Inc. (1)
3.2	Amended and Restated Bylaws of Uni-Pixel, Inc. (2)
31.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101.INS	XBRL Instance Document (4)
101.SCH	XBRL Taxonomy Extension Schema (4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)
101.LAB	XBRL Taxonomy Extension Label Linkbase (4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1) Previously filed as an exhibit to Post-Effective Amendment No. 1 to the Company’s S-1 registration statement, number 333-169279 which was filed with the SEC on December 10, 2010 and incorporated by reference hereto.

(2) Previously filed as an exhibit to the Company’s Form 10-SB, filed on February 18, 2005, and incorporated by reference hereto.
(3) Filed herewith
(4) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

July 30, 2012	By:	/s/ Reed J. Killion
Date		Reed J. Killion, Chief Executive Officer and President

	By:	/s/ Jeffrey W. Tomz
Jeffrey W. Tomz, Chief Financial Officer