Form 10-Q
period 2012-09-30
Uni-Pixel
filed 2012-11-07
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 31, 2012, the issuer had 9,665,614 shares of issued and outstanding common stock, par value $0.001 per share.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Uni-Pixel, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,370,729	$7,216,663
Accounts receivable, net	—	4,550
Prepaid expenses	211,073	—

Total current assets	15,581,802	7,221,213

Property and equipment, net of accumulated depreciation of $2,356,182 and $1,977,241, at September 30, 2012 and December 31, 2011, respectively	796,285	1,149,654
Restricted cash	17,439	17,439

Total assets	$16,395,526	$8,388,306

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$103,588	$87,468

Total current liabilities	103,588	87,468

Total liabilities	103,588	87,468

Commitments and contingencies (Note 3)	—	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 9,665,614 shares issued and outstanding at September 30, 2012 and 7,142,307 shares issued and outstanding at December 31, 2011	9,666	7,142
Additional paid-in capital	84,705,401	70,589,438
Accumulated deficit	(68,423,129)	(62,295,742)

Total shareholders’ equity	16,291,938	8,300,838

Total liabilities and shareholders’ equity	$16,395,526	$8,388,306

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$—	$731	$74,124	$190,297

Cost of revenues	—	440	25,479	44,447

Gross margin	—	291	48,645	145,850

Selling, general and administrative expenses	829,628	845,675	2,647,501	3,293,677
Research and development	1,216,464	1,030,349	3,533,805	3,556,515

Operating loss	(2,046,092)	(1,875,733)	(6,132,661)	(6,704,342)

Other income (expense)
Interest income, net	2,448	2,637	5,274	10,080

Net income (loss)	$(2,043,644)	$(1,873,096)	$(6,127,387)	$(6,694,262)

Per share information
Net loss - basic	$(0.24)	$(0.26)	$(0.80)	$(0.94)
Net loss - diluted	(0.24)	(0.26)	(0.80)	(0.94)

Weighted average number of basic common shares outstanding	8,596,928	7,142,307	7,630,720	7,137,118
Weighted average number of diluted common shares outstanding	8,596,928	7,142,307	7,630,720	7,137,118

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock
	Number		Additional		Total
	of Shares	Amount	Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
Balance, December 31, 2010	7,131,890	$7,132	$66,507,247	$(53,726,318)	$12,788,061
Stock compensation expense	—	—	4,009,062	—	4,009,062
Exercise of stock options	10,417	10	73,129	—	73,139
Net loss	—	—	—	(8,569,424)	(8,569,424)
Balance, December 31, 2011	7,142,307	$7,142	$70,589,438	$(62,295,742)	$8,300,838
Stock compensation expense	—	—	1,846,492	—	1,846,492
Exercise of warrants	2,722	3	(3)	—	—
Issuance of common stock, net of issuance costs	2,520,585	2,521	12,269,474	—	12,271,995
Net loss	—	—	—	(6,127,387)	(6,127,387)
Balance, September 30, 2012 (unaudited)	9,665,614	$9,666	$84,705,401	$(68,423,129)	$16,291,938

See accompanying notes to these condensed consolidated financial statements

Uni-Pixel, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(6,127,387)	$(6,694,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	378,940	305,474
Stock compensation expense	1,846,492	3,405,101
Bad debt expense	—	33,774
Change in operating assets and liabilities:
Decrease in accounts receivable	4,550	44,067
Increase in prepaid expenses	(211,073)	—
Increase (decrease) in accounts payable	16,120	(197,941)
Decrease in deferred revenue	—	(85,906)
Net cash used in operating activities	(4,092,358)	(3,189,693)

Cash flows from investing activities
Purchase of property and equipment	(25,571)	(1,438,186)
Net cash used in investing activities	(25,571)	(1,438,186)

Cash flows from financing activities
Proceeds from exercise of stock options, net	—	73,139
Proceeds from the issuance of common stock, net	12,271,995	—
Net cash provided by financing activities	12,271,995	73,139

Net increase (decrease) in cash and cash equivalents	8,154,066	(4,554,740)
Cash and cash equivalents, beginning of period	7,216,663	13,049,446
Cash and cash equivalents, end of period	$15,370,729	$8,494,706

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—

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

Uni-Pixel produces Clearly Superior™ Performance Engineered Film™ to the lighting & display and flexible electronics market segments. The Company has 3 patents issued and 54 patent applications filed protecting its Performance Engineered Film™ development and manufacturing platforms.

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

Liquidity

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of September 30, 2012, the Company has accumulated a total deficit of $68.4 million. Since its inception, Uni-Pixel has been primarily engaged in developing its initial product technologies, recruiting personnel, commencing its U.S. operations and obtaining sufficient capital to meet its working capital needs. In the course of the Company’s development activities, it has sustained losses and expects such losses to continue through at least December 31, 2012. The Company intends to finance its operations primarily through its existing cash, potential revenue creation and/or possible future financing transactions.  We obtained additional capital through the sale of common stock in August 2012.

As of September 30, 2012, we had cash and cash equivalents of $15.4 million.  We believe that our existing capital resources are adequate to finance our operations until at least December 31, 2013 based on our current long-term business plan.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional debt and equity to meet our business objectives.

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

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the technology industry.  There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2012 compared to what was previously disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2011. The consolidated financial information as of December 31, 2011 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2011.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the condensed consolidated financial statements.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2012, as compared to the significant accounting policies disclosed in Note 2 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

Concentration of credit risk

We maintain our cash with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000.  The amounts held in these banks exceeded the insured limit of $250,000 as of September 30, 2012 and December 31, 2011.   We have not incurred losses related to these deposits.

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

At September 30, 2012, options and warrants to purchase 3,466,660 shares of common stock at exercise prices ranging from $5.00 to $20.70 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

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

Note 3 —   Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities in The Woodlands, Texas under a third party non-cancelable operating lease through April 30, 2016. Future minimum lease commitments as of September 30, 2012 are as follows:

Year Ending December 31
Three months ending 2012	$54,768
2013	203,542
2014	206,267
2015	208,992
2016	76,294
2017	--
Thereafter	--
Total	$749,863

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

Note 4 —Equity, Stock Plan and Warrants

Common Stock

During the nine months ended September 30, 2012, the Company issued 2,722 shares of common stock in connection with the exercise of warrants in July 2012.  The Company received no cash proceeds from the exercise of the warrants as the warrant holder elected a cashless exercise of the warrants.  The warrant holder forfeited warrants to purchase 33,542 shares of common stock as a result of the cashless exercise.  In August 2012 the Company issued 2,520,585 shares of common stock and received proceeds of $12.3 million, net of issuance costs of $1.0 million.  The Company filed a Form S-3 with the Securities and Exchange Commission to register the shares of common stock that were sold in this transaction.

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

Our Stock Incentive Plans are administered by our Board of Directors, which has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.  As of September 30, 2012, there were 226,571 shares available for issuance under the Stock Incentive Plans.

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

Total compensation expense recognized for options was approximately $1.8 million and $3.4 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.  The Company has recorded approximately $0.9 million of stock compensation expense in selling, general and administrative expenses and approximately $0.9 million in research and development expense for the nine months ended September 30, 2012 and approximately $1.7 million of stock compensation expense in selling, general and administrative expenses and approximately $1.7 million in research and development expense for the nine months ended September 30, 2011.

A summary of the changes in the total stock options outstanding during the nine months ended September 30, 2012 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2011	2,154,217	$7.56
Granted	85,000	6.00
Forfeited or expired	(89,536)	17.73
Exercised	--	--
Outstanding at September 30, 2012	2,149,681	$7.07
Vested and exercisable at September 30, 2012	1,298,003	$7.20

The fair values of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended September 30, 2012	Three Months ended September 30, 2011	Nine Months ended September 30, 2012	Nine Months ended September 30, 2011
Expected life (years)	5 years	5 years	5 years	5 years
Interest rate	0.69%	0.88 to 1.51%	0.69 to 0.90%	0.88 to 2.04%
Dividend yield	—	—	—	—
Volatility	63.63%	98.78%	63.63%	98.78%
Forfeiture rate	—	—	—	—
Weighted average fair value of options granted	$6.00	$7.65	$6.00	$6.97

At September 30, 2012, there was $2.9 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.83 years.  There were 396,979 options that became vested during the nine months ended September 30, 2012.

Common Stock Warrants

As of September 30, 2012, the Company has 1,316,979 common stock warrants outstanding with a weighted average exercise price of $6.23 per share.  Information regarding outstanding warrants as of September 30, 2012 is as follows:

Grant date	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
December 9, 2004	51,304	51,304	$20.70	2.17
January 10, 2005	11,253	11,253	$20.70	2.17
January 26, 2005	7,353	7,353	$20.70	2.17
June 10, 2009	32,007	32,007	$7.50	6.68
June 30, 2009	2,667	2,667	$7.50	6.68
August 31, 2009	30,674	30,674	$7.50	6.68
September 30, 2009	37,340	37,340	$7.50	6.68
October 2, 2009	8,004	8,004	$7.50	6.68
October 2, 2009	770,239	770,239	$5.00	7.08
December 31, 2009	8,336	8,336	$7.50	7.25
January 29, 2010	3,336	3,336	$7.50	7.25
February 2, 2010	2,501	2,501	$7.50	7.25
March 15, 2010	19,173	19,173	$7.50	7.25
March 29, 2010	834	834	$7.50	7.25
April 5, 2010	20,500	20,500	$7.50	7.25
December 15, 2010	300,000	300,000	$6.00	3.17
December 20, 2010	11,458	11,458	$6.00	3.17

Total	1,316,979	1,361,679

Note 5 — Property and Equipment

A summary of the components of property and equipment at September 30, 2012 and December 31, 2011 are as follows:

	Estimated Useful Lives	September 30, 2012	December 31, 2011
Research and development equipment	3 to 5 years	$2,643,907	$2,629,836
Leasehold improvements	5 years	315,676	304,175
Computer equipment	5 years	97,740	97,740
Office equipment	3 to 5 years	95,144	95,144
		3,152,467	3,126,895
Accumulated depreciation		(2,356,182)	(1,977,241)
Property and equipment, net		$796,285	$1,149,654

Depreciation and amortization expense of property and equipment for the nine months ended September 30, 2012 and September 30, 2011 was approximately $379,000 and $305,000, respectively.

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

Note 7 — Revenue and Credit Concentrations

During the nine months ended as of September 30, 2012 and 2011, revenues by customers with more than 10% of revenue were as follows:

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
	Amount	%	Amount	%
Company A	$-	-%	$50,000	26%
Company B	-	-%	136,812	72%
Company C	67,140	91%	-	-%
Total	$67,140	91%	$186,812	98%

As of September 30, 2012 and December 31, 2011 customers with more than 10% of accounts receivable balances were as follows:

	As of September 30, 2012		As of December 31, 2011
	Amount	%	Amount	%
Company D	$-	-%	$4,550	100%
Total	$-	-%	$4,550	100%

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

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2012, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 8, 2012.

Recent Accounting Pronouncements

See Note 2 of our accompanying condensed consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Revenue Recognition:  We recognize revenue over the period the service is performed or when the product is delivered, depending on shipping method. In general, this requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee is fixed and determinable, and (4) collectability is reasonably assured.

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

RESULTS OF OPERATIONS

Comparison of the nine months ending September 30, 2012 and 2011

REVENUES.  During the first quarter of 2010, we began to manufacture, market and sell our thin film product.

Revenues were $74,124 for the nine months ended September 30, 2012 as compared to $190,297 for the nine months ended September 30, 2011, a decrease of $116,173, or 61%. The revenue for these periods was primarily related to engineering services and the sale of our thin film product.  The primary reason for the decrease in revenue is due to a decrease in engineering services revenue.  We anticipate that, as we further develop and improve upon UniBoss, we will earn additional non-recurring engineering revenue in the fourth quarter of 2012 and the first quarter of 2013. We expect to sell the finished products to OEMs in 2013.  We do not believe that our research and development fixed assets are impaired or that the useful lives of these assets should be adjusted.

COST OF REVENUES.  Cost of revenues includes all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues was $25,479 for the nine months ended September 30, 2012 and $44,447 for the nine months ended September 30, 2011. Cost of revenues decreased as a result of the decrease in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 20% or approximately $646,000, to $2,647,501 for the nine months ended September 30, 2012 as compared to $3,293,677 for the nine months ended September 30, 2011.   Selling, general and administrative expenses were higher during the nine months ended September 30, 2011 due to the issuance of stock options to employees and the related increase in stock compensation expense.  The major changes to selling, general and administrative expenses were as follows:

a)  Salaries and benefits decreased by approximately $542,000 to $1,643,000 for the nine months ended September 30, 2012 compared to $2,185,000 for the nine months ended September 30, 2011 primarily because stock compensation expense decreased to $946,000 for the nine months ended September 30, 2012 compared to $1,709,000 for the nine months ended September 30, 2011;

b) Legal expense increased by approximately $53,000 to $210,000 for the nine months ended September 30, 2012 compared to $157,000 for the nine months ended September 30, 2011 primarily due to increased patent filings;

c) Accounting expense increased by approximately $11,000 to $66,000 for the nine months ended September 30, 2012 compared to $55,000 for the nine months ended September 30, 2011;

d) Office expense decreased by approximately $9,000 to $6,000 for the nine months ended September 30, 2012 compared to $15,000 for the nine months ended September 30, 2011;

e) Travel expense decreased by approximately $23,000 to $51,000 for the nine months ended September 30, 2012 compared to $74,000 for the nine months ended September 30, 2011;

f) Depreciation and amortization expense increased by approximately $74,000 to $379,000 for the nine months ended September 30, 2012 compared to $305,000 for the nine months ended September 30, 2011.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $23,000 during the nine months ended September 30, 2012 to $3,533,805 from $3,556,515 for the nine months ended September 30, 2011.  The major changes to research and development expenses were as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $588,000 to $2,211,000 for the nine months ended September 30, 2012 compared to $2,799,000 for the nine months ended September 30, 2011.  Salaries and benefits were higher during the nine months ended September 30, 2011 primarily due to stock compensation expense, which decreased to $900,000 for the nine months ended September 30, 2012 compared to $1,696,000 for the nine months ended September 30, 2011;

b) Consulting expense attributable to research and development decreased by approximately $21,000 to $66,000 for the nine months ended September 30, 2012 compared to $87,000 for the nine months ended September 30, 2011;

c) Lab expense increased by approximately $572,000 to $1,018,000 for the nine months ended September 30, 2012 compared to $466,000 for the nine months ended September 30, 2011 primarily due to increased services related to prototype development; and

d) Travel expense attributable to research and development increased by $14,000 to $63,000 for the nine months ended September 30, 2012 compared to $49,000 for the nine months ended September 30, 2011.

OTHER INCOME (EXPENSE).

Interest income, net, decreased to income of $5,274 for the nine months ended September 30, 2012 as compared to income of $10,080 for the nine months ended September 30, 2011, primarily due to a decrease in the average cash on hand during the nine months ended September 30, 2012.

NET LOSS.   Net loss was $6,127,387 for the nine months ended September 30, 2012, as compared to a net loss of $6,694,262 for the nine months ended September 30, 2011.

Comparison of the three months ending September 30, 2012 and 2011

REVENUES.  During the first quarter of 2010, we began to manufacture, market and sell our thin film product.

Revenues were $0 for the three months ended September 30, 2012 as compared to $731 for the three months ended September 30, 2011, a decrease of $731, or 100%.  We anticipate that, as we further develop and improve upon UniBoss, we will earn additional non-recurring engineering revenue in the fourth quarter of 2012 and the first quarter of 2013. We expect to sell the finished products to OEMs in 2013.  We do not believe that our research and development fixed assets are impaired or that the useful lives of these assets should be adjusted.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues was $0 for the three months ended September 30, 2012 and $440 for the three months ended September 30, 2011.   Cost of revenues decreased as a result of the decrease in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 2% or approximately $16,000, to $829,628 for the three months ended September 30, 2012 from $845,675 for the three months ended September 30, 2011.  The major changes to selling, general and administrative expenses are as follows:

a)  Salaries and benefits increased by approximately $119,000 to $557,000 for the three months ended September 30, 2012 compared to $438,000 for the three months ended September 30, 2011 due to an increase in salaries to $227,000 for the three months ended September 30, 2012 compared to $151,000 for the three months ended September 30, 2011, and due to an increase in stock compensation expense to $330,000 for the three months ended September 30, 2012 compared to $287,000 for the three months ended September 30, 2011;

b) Contract labor expense decreased by approximately $43,000 to $14,000 for the three months ended September 30, 2012 compared to $57,000 for the three months ended September 30, 2011;

c) Legal expense decreased by approximately $25,000 to $52,000 for the three months ended September 30, 2012 compared to $77,000 for the three months ended September 30, 2011 primarily due to decreased patent filings;

d) Accounting expense decreased by approximately $4,000 to $13,000 for the three months ended September 30, 2012 compared to $17,000 for the three months ended September 30, 2011;

e) Office expense decreased by approximately $2,000 to $3,000 for the three months ended September 30, 2012 compared to $5,000 for the three months ended September 30, 2011;

f) Travel expense decreased by approximately $8,000 to $16,000 for the three months ended September 30, 2012 compared to $24,000 for the three months ended September 30, 2011;

g) Depreciation and amortization expense decreased by approximately $8,000 to $126,000 for the three months ended September 30, 2012 compared to $134,000 for the three months ended September 30, 2011.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $186,000, or 18%, during the three months ended September 30, 2012 to $1,216,464 from $1,030,349 for the three months ended September 30, 2011.  The primary reason for the increase in research and development expense is due to increased lab expense related to prototype development.  The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $20,000 to $731,000 for the three months ended September 30, 2012 compared to $711,000 for the three months ended September 30, 2011 due to an increase in salaries to $450,000 for the three months ended September 30, 2012 compared to $418,000 for the three months ended September 30, 2011. Stock compensation expense decreased to $282,000 for the three months ended September 30, 2012 compared to $293,000 for the three months ended September 30, 2011;

b) Consulting expense attributable to research and development decreased by approximately $9,000 to $4,000 for the three months ended September 30, 2012 compared to $13,000 for the three months ended September 30, 2011;

c) Lab expense increased by approximately $142,000 to $386,000 for the three months ended September 30, 2012 compared to $244,000 for the three months ended September 30, 2011 primarily due to increased services related to prototype development; and

d) Travel expense increased by approximately $7,000 to $23,000 for the three months ended September 30, 2012 compared to $16,000 for the three months ended September 30, 2011.

OTHER INCOME (EXPENSE).

Interest income, net, decreased to income of $2,448 for the three months ended September 30, 2012 as compared to income of $2,637 for the three months ended September 30, 2011, primarily due to a decrease in the average cash on hand during the three months ended September 30, 2012.

NET INCOME (LOSS).   Net loss was $2,043,644 for the three months ended September 30, 2012, as compared to a net loss of $1,873,096 for the three months ended September 30, 2011.

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

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2012 increased to $4,092,358 as compared to $3,189,693 used for the nine months ended September 30, 2011.

Investing Activities

Cash used for investing activities during the nine months ended September 30, 2012 was $25,571 as compared to $1,438,186 of cash used for the nine months ended September 30, 2011.  The significant use of cash for investing activities during the nine months ended September 30, 2011 was primarily attributable to the purchase of equipment related to our research and development activities and for anticipated production.

Financing Activities

Historically, we have financed our operating and investing activities primarily from the proceeds of private placements and public offerings of common stock, convertible investor notes, and a preferred stock offering.

During the nine months ended September 30, 2012, the total net cash provided by financing activities was $12,271,995, which represented the net proceeds from the issuance of 2,520,585 shares of common stock. The proceeds from this offering will be used for general corporate purposes and to fund our research and development activities.  During the nine months ended September 30, 2011, the total net cash provided by financing activities was $73,139, which represented the net proceeds we received from the exercise of stock options.

Working Capital

Our primary sources of liquidity have been short-term loans from private placements of convertible notes, private placements of equity securities, the sale of certain intellectual property and the issuance of shares of common stock.

As of September 30, 2012, we had a cash balance of approximately $15.4 million and working capital of $15.5 million.  We project that current cash reserves will sustain our operations through at least December 31, 2013, and we are not aware of any trends or potential events that are likely to adversely impact our short term liquidity through this term.  Through December 31, 2013, we expect to fund our operations with our net product revenues from our commercial products, cash and cash equivalents supplemented by proceeds from equity or debt financings, and loans or collaborative agreements with corporate partners.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2012, management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management concluded that, as of September 30, 2012, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

UNI-PIXEL, INC.

November 7, 2012	By:	/s/ Reed J. Killion
Date		Reed J. Killion, Chief Executive Officer and President

	By:	/s/ Jeffrey W. Tomz
Jeffrey W. Tomz, Chief Financial Officer