Form 10-K
period 2012-12-31
Uni-Pixel
filed 2013-02-26
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐       No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $39,680,928 on June 30, 2012, based on the last reported sales price of the registrant’s common stock on The NASDAQ Capital Market on such date. All executive officers, directors and 10% or more beneficial owners of the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, “affiliates” of the registrant.

As of January 31, 2013, there were 9,977,352 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

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

OVERVIEW

We are a production stage company delivering our Performance Engineered Film™ (PEF) products to the display, touch screen and flexible electronics market segments.

We are making ITO-less touch films and flexible electronic films based on our proprietary UniBoss™ manufacturing process for high volume, roll to roll printing, of flexible thin-film conductor patterns. The UniBoss™ process offers precision micro-electronic circuit patterning and modification of surface characteristics over a large area on a ultra-thin, clear, flexible, plastic substrate. We will sell our touch screen films as sub-components of a touch sensor module.

In addition to flexible electronic films, our past work in developing Time Multiplexed Optical Shutter (TMOS), which we sold in May 2010, led to advances in the thin-film advanced optics arenas that can be leveraged for other marketable applications, such as low cost LCD backlights and general lighting films. We intend to explore the business potential within these applications and pursue those markets that offer profitable opportunities either through licensing or direct production and sales.  We are currently shipping our Diamond Guard™ hard coat protective films for use with multiple types of devices either as protective cover films or as a cover lens replacement. We sell our hard coat and optical films under the Diamond Guard™ brand.

We anticipate that our licensing and initial film sales will allow us to fund and support further technology developments in the touch sensor, flexible electronics, and lighting & display light management films.

Our strategy is to further develop our proprietary Performance Engineered Film™ technology around the vertical markets that we have identified as high growth profitable market opportunities.  We have and will continue to utilize contract manufacturing for prototype fabrication to augment our internal capabilities in the short term. We also plan to enter into licensing arrangements, joint developments or ventures in key market segments to exploit the manufacturing and distribution channels of our targeted partners.

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

The common stock, par value $0.001 per share, of Uni-Pixel is currently quoted on The NASDAQ Capital Market under the ticker symbol “UNXL.” From January 18, 2006 until December 9, 2010, our common stock was quoted on the OTC Bulletin Board under the ticker symbol “UNXL”.

The Flat Panel Display Market

History.  The commercialization of the liquid crystal display (LCD) began in 1973, with the launch of the world’s first electronic calculator, incorporating a segmented, black-and-white (monochrome) display.  The technology was quickly adopted in applications such as watches, and evolved into more complex dot matrix displays using passive addressing — or passive matrix (PM) — systems.  In time, the emergence of passive Super Twisted Nematic (STN) PM-LCDs and the development of color STN (CSTN) PM-LCDs, facilitated new applications such as notebook PCs.  Eventually, the demand for higher resolution, full-color video images and faster refresh rates saw the commercialization of active matrix (AM) amorphous, (a-Si) Thin-Film-Transistor (TFT) LCDs.  This technology quickly gained acceptance in the notebook PC market, where it completely replaced the incumbent CSTN technology.  Similarly, there has been rapid, supply driven penetration of TFT-LCDs in all forms of display applications specifically as demonstrated in desktop monitors and large flat panel TVs.

Proliferation of Mobile Consumer Electronics Devices.  Consumers throughout the world are rapidly adopting mobile consumer electronics devices such as smartphones, tablet computers, touch enabled notebook computers, MP3 players, portable DVD players, mobile gaming devices and digital cameras and camcorders. Advances in component technology are driving down the cost of these products and expanding their functionality. Early mobile devices were equipped with simple, small monochrome displays with limited functionality. As the cost of color displays decreased and quality improved, consumers began rapidly adopting mobile devices with color displays. This trend towards greater display functionality in mobile devices continues with the introduction of new phones with ultra-high resolution displays, embedded cameras and high-speed data networking capability.

The overall Flat Panel Display (FPD) industry is continuing to experience significant growth.  The FPD industry growth is being driven by a number of market forces including:

·	Increased demand for large format high resolution televisions and computer monitors;
·	Steady growth in usage of notebook, netbook, and tablet computers;
·	A migration to larger color screens, which are multi-touch enabled, for smartphones and other handheld devices; and
·	Decreasing costs economics, increasing throughput and improving efficiency of FPD production as newer generation LCD fabrication plants are increasing production.

These factors in combination with additional market forces are driving overall growth and shifting the mix of product applications within the FPD industry.

Applications.  With the proliferation of the internet, there has not only been an explosion in the amount of available content, but a rapid evolution of the form in which it appears.  No longer is information a two-dimensional, text-only experience; online content is now being delivered in graphic rich, animated and video formats.  As the sophistication of the user base continues to heighten and bandwidth continues to increase, there will be increasing demand for superior, high-resolution visual experiences.  Flowing from this demand, new types of applications and functionality will evolve that, in turn, will enhance existing markets and create new ones. The continued evolution of technologies such as touch enabled notebook computers, tablet computers, smartphones, MP3 Players, and the ability to connect all of these devices through mobile high-speed 4G data networks, will likely fuel significant demand and, therefore, growth in what have become relatively mature markets.  The devices that deliver this rich user experience will generally have two things in common:  high resolution displays and touch interfaces.  We believe that UniPixel is well situated to take advantage of these growing markets with our Diamond Guard™ cover film and UniBoss™ flexible printed touch sensors.

Films for Displays.  Glass and plastics are the principal materials being used as first surfaces for display systems.  Because displays are incorporated into devices that are used extensively and are transportable, the displays are subject to damage and the effects of use in challenging environments.  A large and growing business has developed in films that are designed to provide protection and other functional uses on top of the display surface.  The technologies that Uni-Pixel has developed can be applied to a variety of functional uses in films for display products. The Company’s Diamond Guard™ FPR product can protect a touch screen device from damage while also preventing fingerprints and smudges from obscuring the viewing experience.  Its Diamond Guard™ Anti-Scratch protective cover film product is used to protect touch screen devices from scratches while providing a transparency and gloss equivalent to glass.  In other embodiments, our Diamond Guard™ coating can be applied to substrates that can be used as the first surface of hand held electronic devices.  In these cases, the Diamond Guard™ coating can be used to replace the current cover glass.  It will be less expensive to manufacture and install in addition to being lighter and more break resistant.

Comparing Touch Screen Technologies

The touch screen is one of the easiest PC interfaces to use, making it the interface of choice for a wide variety of applications.  Accordingly, there are several technologies that compete to capitalize on this market.  The following are some examples of these technologies:

Resistive. A resistive touchscreen panel comprises several layers, the most important of which are two thin, transparent electrically-resistive layers separated by a thin space. These layers face each other with a thin gap between. The top screen (the screen that is touched) has a coating on the underside surface of the screen. Just beneath it is a similar resistive layer on top of its substrate. One layer has conductive connections along its sides, the other along top and bottom. A voltage is applied to one layer, and sensed by the other. When an object, such as a fingertip or stylus tip, presses down on the outer surface, the two layers touch to become connected at that point: The panel then behaves as a pair of voltage dividers, one axis at a time. By rapidly switching between each layer, the position of a pressure on the screen can be read.

Resistive touch is used in restaurants, factories and hospitals due to its high resistance to liquids and contaminants. A major benefit of resistive touch technology is its low cost. Additionally, as only sufficient pressure is necessary for the touch to be sensed, they may be used with gloves on, or by using anything rigid as a finger/stylus substitute. Disadvantages include the need to press down, and a risk of damage by sharp objects. Resistive touchscreens also suffer from poorer contrast, due to having additional reflections from the extra layer of material placed over the screen.

Surface acoustic wave. Surface acoustic wave (SAW) technology uses ultrasonic waves that pass over the touchscreen panel. When the panel is touched, a portion of the wave is absorbed. This change in the ultrasonic waves registers the position of the touch event and sends this information to the controller for processing. Surface wave touchscreen panels can be damaged by outside elements. Contaminants on the surface can also interfere with the functionality of the touchscreen.

Capacitive.  A capacitive touchscreen panel consists of an insulator such as glass, coated with a transparent conductor such as indium tin oxide (ITO). As the human body is also an electrical conductor, touching the surface of the screen results in a distortion of the screen's electrostatic field, measurable as a change in capacitance. Different technologies may be used to determine the location of the touch. The location is then sent to the controller for processing.

Unlike a resistive touchscreen, one cannot use a capacitive touchscreen through most types of electrically insulating material, such as gloves. This disadvantage especially affects usability in consumer electronics, such as touch tablet PCs and capacitive smartphones in cold weather. It can be overcome with a special capacitive stylus, or a special-application glove with an embroidered patch of conductive thread passing through it and contacting the user's fingertip.

The largest capacitive display manufacturers continue to develop thinner and more accurate touchscreens, with touchscreens for mobile devices now being produced with “in-cell” technology that eliminates a layer, such as Samsung's Super AMOLED screens, by building the capacitors inside the display itself. This type of touchscreen reduces the visible distance (within millimetres) between the user's finger and what the user is touching on the screen, creating a more direct contact with the content displayed and enabling taps and gestures to be even more responsive.

Surface capacitance.  In this basic technology, only one side of the insulator is coated with a conductive layer. A small voltage is applied to the layer, resulting in a uniform electrostatic field. When a conductor, such as a human finger, touches the uncoated surface, a capacitor is dynamically formed. The sensor's controller can determine the location of the touch indirectly from the change in the capacitance as measured from the four corners of the panel. As it has no moving parts, it is moderately durable but has limited resolution, is prone to false signals from parasitic capacitive coupling, and needs calibration during manufacture. It is therefore most often used in simple applications such as industrial controls and kiosks.

Projected capacitance.  Projected Capacitive Touch (PCT; also PCAP) technology is a variant of capacitive touch technology. All PCT touch screens are made up of a matrix of rows and columns of conductive material, layered on sheets of glass. This can be done either by etching a single conductive layer to form a grid pattern of electrodes, or by etching two separate, perpendicular layers of conductive material with parallel lines or tracks to form a grid. Voltage applied to this grid creates a uniform electrostatic field, which can be measured. When a conductive object, such as a finger, comes into contact with a PCT panel, it distorts the local electrostatic field at that point. This is measurable as a change in capacitance. If a finger bridges the gap between two of the "tracks," the charge field is further interrupted and detected by the controller. The capacitance can be changed and measured at every individual point on the grid (intersection). Therefore, this system is able to accurately track touches. Due to the top layer of a PCT being glass, it is a more robust solution than less costly resistive touch technology. Additionally, unlike traditional capacitive touch technology, it is possible for a PCT system to sense a passive stylus or gloved fingers. However, moisture on the surface of the panel, high humidity, or collected dust can interfere with the performance of a PCT system. There are two types of PCT: mutual capacitance and self-capacitance.

Mutual capacitance.  This is the common PCT approach, which makes use of the fact that most conductive objects are able to hold a charge if they are very close together. In mutual capacitive sensors, there is a capacitor at every intersection of each row and each column. A 16-by-14 array, for example, would have 224 independent capacitors. A voltage is applied to the rows or columns. Bringing a finger or conductive stylus close to the surface of the sensor changes the local electrostatic field which reduces the mutual capacitance. The capacitance change at every individual point on the grid can be measured to accurately determine the touch location by measuring the voltage in the other axis. Mutual capacitance allows multi-touch operation where multiple fingers, palms or styli can be accurately tracked at the same time.

Self-capacitance. Self-capacitance sensors can have the same X-Y grid as mutual capacitance sensors, but the columns and rows operate independently. With self-capacitance, the capacitive load of a finger is measured on each column or row electrode by a current meter. This method produces a stronger signal than mutual capacitance, but it is unable to resolve accurately more than one finger, which results in "ghosting", or misplaced location sensing.

Infrared grid.  An infrared touchscreen uses an array of X-Y infrared LED and photodetector pairs around the edges of the screen to detect a disruption in the pattern of LED beams. These LED beams cross each other in vertical and horizontal patterns. This helps the sensors pick up the exact location of the touch. A major benefit of such a system is that it can detect essentially any input including a finger, gloved finger, stylus or pen. It is generally used in outdoor applications and point of sale systems which can not rely on a conductor (such as a bare finger) to activate the touchscreen. Unlike capacitive touchscreens, infrared touchscreens do not require any patterning on the glass which increases durability and optical clarity of the overall system. Infrared touchscreens are sensitive to dirt/dust that can interfere with the IR beams, and suffer from parallax in curved surfaces and accidental press when the user hovers his/her finger over the screen while searching for the item to be selected.

Infrared acrylic projection.  A translucent acrylic sheet is used as a rear projection screen to display information. The edges of the acrylic sheet are illuminated by infrared LEDs, and infrared cameras are focused on the back of the sheet. Objects placed on the sheet are detectable by the cameras. When the sheet is touched by the user the deformation results in leakage of infrared light, which peaks at the points of maximum pressure indicating the user's touch location. Microsoft's PixelSense tables use this technology.

 Optical imaging. Optical touchscreens are a relatively modern development in touchscreen technology, in which two or more image sensors are placed around the edges (mostly the corners) of the screen. Infrared back lights are placed in the camera's field of view on the other side of the screen. A touch shows up as a shadow and each pair of cameras can then be pinpointed to locate the touch or even measure the size of the touching object (see visual hull). This technology is growing in popularity, due to its scalability, versatility, and affordability, especially for larger units.

Dispersive signal technology.  Introduced in 2002 by 3M, this system uses sensors to detect the piezoelectricity in the glass that occurs due to a touch. Complex algorithms then interpret this information and provide the actual location of the touch. The technology claims to be unaffected by dust and other outside elements, including scratches. Since there is no need for additional elements on screen, it also claims to provide excellent optical clarity. Also, since mechanical vibrations are used to detect a touch event, any object can be used to generate these events, including fingers and stylus. A downside is that after the initial touch the system cannot detect a motionless finger.

Acoustic pulse recognition.  In this system, introduced by Tyco International's Elo division in 2006, the key to the invention is that a touch at each position on the glass generates a unique sound. Four tiny transducers attached to the edges of the touchscreen glass pick up the sound of the touch. The sound is then digitized by the controller and compared to a list of prerecorded sounds for every position on the glass. The cursor position is instantly updated to the touch location. APR is designed to ignore extraneous and ambient sounds, since they do not match a stored sound profile. APR differs from other attempts to recognize the position of touch with transducers or microphones, in using a simple table lookup method rather than requiring powerful and expensive signal processing hardware to attempt to calculate the touch location without any references. The touchscreen itself is made of ordinary glass, giving it good durability and optical clarity. It is usually able to function with scratches and dust on the screen with good accuracy. The technology is also well suited to displays that are physically larger. Similar to the dispersive signal technology system, after the initial touch, a motionless finger cannot be detected. However, for the same reason, the touch recognition is not disrupted by any resting objects.

UNI-PIXEL’S TECHNOLOGY

Overview: UniPixel manufactures high-performance flexible electronic film products. The patent pending UniBoss™ process uses a high-fidelity manufacturing process to create complex micro-electronic patterns that enable revolutionary new electronic printed circuits, such as projected capacitive touch sensors.  UniPixel can dramatically simplify and reduce the complexity, cost and risk of manufacturing touch sensors and other electronic circuit applications. The UniBoss™ production process enables the printing of fine line conductor patterns on flexible film substrates. This process can produce ultra-fine line (~5µm width) conductive lines and patterns that can be used for many printed circuit applications. With our process we can also print pads for connectors along with our circuits, and depending on the design we may be able to eliminate the need for adding separate flex-connectors directly to the film. Our UniBoss  process has many advantages over competing processes for making fine-line conductor patterns.  These advantages include

•	No photo etching process required
•	Additive patterning, not subtractive like photolithography - uses fewer materials
•	Room temperature processing
•	Roll-to-roll for high speed/volume
•	Single and double sided printing on film
•	Fast mastering for quick turn around

Successful Prototypes: We have built prototypes that have demonstrated proof of concept, technical viability, and the operation of the UniBoss touch sensor technology. During 2012, we debuted several fully functional UniBoss touch sensor prototypes.  Our prototyping efforts were focused on the process of optimizing the materials, manufacturing processes and assembly of touch sensor modules.

Spin-off Products:  During our history of development of the TMOS display technology, we developed key core technology and know-how in many different areas that were necessary for the successful development of TMOS displays.  Through these efforts, we gained a significant understanding of thin polymer films and coatings for thin films.  Additionally, we had to develop the technology to make large area, high fidelity masters of our optical micro-structures and then replicate those optical micro-structures on a large area thin polymer film.  Subsequently, we developed the ability to make large quantities of these large area micro-structured films.  The first product, developed as a spin-off from the core TMOS developed technology, was our FingerPrint Resistant (FPR) film.  Our UniBoss™ platform enables the highly efficient manufacturing of flexible printed electronic patterns, such as transparent touch screens.  We also have other spin-off products under development, such as LCD backlights, general lighting films and 3D films.

STRATEGY

Our business strategy is to penetrate existing applications markets with our family of Performance Engineered Film™ technologies including UniBoss™ produced touch panels and our protective cover films. We have already made significant progress in penetrating direct film product markets by leveraging the capabilities and competencies achieved in the development of our functional application specific films. We are presently focused on the following steps to implement our business strategy:

·
Develop Strategic Relationships.  We plan to target strategic partners to further our efforts in the development and commercialization of UniBoss™ produced touch panel films and our protective cover films. We believe that if these efforts are successful, they could result in UniBoss™ based touch panels reaching commercial markets in products within the next 12 months.  We are already selling our protective cover films.  We believe that gaining the assistance of technology leading OEMs in the deployment of UniBoss™ produced touch panel films for their products is a significant step for our commercialization effort of this product.  As a result, we will seek to build relationships that will allow us to leverage our existing knowledge, scale, infrastructure, manufacturing and expertise in thin films, optics, fine line printed conductors, assembly, and logistics.

·
Enhance the Company’s Existing Performance Engineered Film™ Technology. We believe that continuing development and enhancement of our PEF technology is critical to our success. We enhance our competitive technology position through internal development efforts that expand our intellectual property portfolio, collaborative relationships, and other strategic opportunities. Our primary focus is to expand our intellectual property through development of additional prototypes and materials that enhance and extend our product capabilities or the processes by which the systems are produced, thereby allowing them to be used in a broader array of applications and to maintain performance and market leadership over time.

·
Develop Prototypes Suitable for Industry Demonstration.  We have produced prototypes that we believe demonstrate our ability to meet the most demanding requirements with a superior performing system and superior performing film products.  We have developed partners that provide a small volume pilot production line that provides limited quantities of films to demonstrate our production solutions for all applications.

·
Finalize a Manufacturing Process. We have completed the development of the core and foundation of our film manufacturing processes and have endeavored to protect the know-how and intellectual property in the developed processes.  While we use toll coaters to manufacture the protective cover films, we intend to acquire all necessary equipment to manufacture the UniBoss™ films internally.

·
Target Leading Manufacturers. We are targeting leading display, materials and electronics manufacturers as potential partners and/or integrators of our Performance Engineered Film™ products. We will provide extensive technical assistance and support to manufacturers who are early evaluators, developers, or users of our protective cover and UniBoss™ touch screen films. We also employ a pull strategy (targeting end device OEMs), or “pull through” strategy, of our technologies by actively marketing their advantages to these manufacturers that incorporate touch screen technology into their devices.  This would allow our production partners to gain access to the OEM supply chain driven by end OEMs seeking the competitive product advantages offered by our Performance Engineered Film™ technologies.  We also target Original Design Manufacturers (ODMs) targeted to assemble our sub-components and films into OEM products.

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

·
Build the Company’s Revenue Sources. We believe that we will be able to produce revenues from three distinct sources: product or production licenses, film sales (UniBoss™, protective cover films, and other optical film sales), and funded engineering services (in support of one of our products, paid for by a customer).

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

MILESTONES TO COMMERCIALIZATION

We will continue to focus on technical and business development milestones. The execution of our overall business plan includes a planned push (targeting computer component manufacturers) and pull (targeting end device OEMs) strategy for accelerating product development, supporting market entry, and the expansion of production capability and capacity.  Over the course of the last two years, we have pursued a technical development roadmap specific to protective cover films and UniBoss™ technology that seeks to accomplish the following:

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

Our senior management team will work with various targeted strategic partners in each step of the process to provide certain market and technical support resources.  We intend to leverage partner resources in launching and growing a continuous flow manufacturing system.

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

Current Partners

·
Carestream (Film Manufacturing Partner): We engaged a production partner for specific varieties of our protective cover film products.  They provide assistance in the development and manufacturing of coated films.  Manufacturing of our protective cover films can be accomplished using proprietary resins that Uni-Pixel will provide.  They will support the manufacturing, warehousing and sales of our protective cover film line of products.

·
Undisclosed PC OEM: We have signed a preferred pricing and reserved capacity license agreement with this PC OEM.  We intend to utilize the license fee to expand our production capacity and believe that we will sell significant quantities of UniBoss™ touch sensors through this relationship.

Targeted Partners

·
Touch Screen Controller Manufacturers: Although not material to our business plans, we will continue working with touch screen drive controller manufacturers to expand the market for our UniBoss touch sensors.  We believe that, while UniBoss touch sensors will work with existing touch controllers, the touch controllers can be modified to maximize the performance advantages that UniBoss touch sensors offer.

·	Manufacturing and Assembly Partners: We are seeking strategic partners that are currently manufacturing or integrating touch screen panels into end user products.

Target Customers

·
Large OEM and ODM for UniBoss touch screens and protective cover films: We have demonstrated unique proof of concept prototype devices and film products to large computer system OEMs under non-disclosure agreements to advance the evaluation of the technologies.  The initial prototypes established the first products for testing, evaluation and performance characterization necessary to gather direct performance feedback.  Additional work continues specifically to advancing the prototypes to implementation within an end user product.

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

Our sales strategy intends to build a diverse revenue base that will derive revenues from multiple sources:

·	Product revenues — Proceeds from the sales of Performance Engineered Film™ products from retail, wholesale and OEM sales channels.
·	Critical materials — Proceeds from the sales of Performance Engineered Film™ products to integrators or manufacturers that produce or assemble devices with touch screens.
·	Engineering support contracts — Integrators that are seeking to differentiate their products by leveraging the unique attributes that our Performance Engineered Film™ can potentially provide.

We are introducing our products to OEMs in various market segments.  We do this by using our prototypes to demonstrate the advantages that our Performance Engineered Film™ can provide in the form of improved efficiencies and performance. We expect to create OEM interest in our products by gaining design wins for integration of protective cover films and UniBoss printed electronic film into established end user devices and applications.

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

RESEARCH AND DEVELOPMENT

For the twelve months ended December 31, 2012 and 2011, we have spent approximately $5.1 million and $4.5 million, respectively, on research and development activities.  We continue conducting research and development both internally and externally and anticipate investments going forward.

As of December 31, 2012, we had one principal location conducting internal research.  Our headquarters and primary development site are located in The Woodlands, Texas.  The headquarters location includes a Class 100 clean room where UniBoss™, Diamond Guard™ and all PEF materials development and testing is conducted.  Our headquarters also includes a roll-to-roll prototype and initial production line, mastering equipment, an electronics lab, optical testing facilities, test and measurement equipment, and electronics development systems.

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

COMPETITION

The industry in which we operate is highly competitive. While existing touch screen technologies based on the use of Indium Tin Oxide (ITO) currently dominate the marketplace, we will be more specifically competing against other emerging technologies that also seek to improve the performance of touch screen systems.  It is our objective to enable the existing touch module assembly infrastructure to incorporate the use of UniBoss touch screen films into their current manufacturing and assembly operations.  In this way, we believe UniBoss touch screen products can penetrate the touch screen industry quicker and overcome the resistance to change.  Given the potentially compelling advantages that UniBoss touch screen films offer, we believe that this should be a relatively quick, inexpensive and profitable process for these manufacturers.

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

We currently do not yet represent a significant competitive presence in our industry.

EMPLOYEES

As of February 4, 2013, we have 27 full-time employees and no part-time employees. None of these employees is covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also employ consultants on an as-needed basis to supplement existing staff.

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

Risks Related to Our Business

We are a company with a limited operating history, our future profitability is uncertain and we anticipate future losses and negative cash flow, which may limit or delay our ability to become profitable.

We are a company with a limited operating history and no significant revenues to date.  To date, we have had only a few revenue-generating services and development contracts.  We expect to expend significant resources on consultants, intellectual property protection, research and development, advertising, hiring of personnel and startup costs.  We are attempting to obtain the necessary working capital for operations, but we may not be able to obtain financing in a sufficient amount or at all.  We have not yet demonstrated our ability to generate revenue, and we may never be able to produce material revenues or operate on a profitable basis.  As a result, we have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future.  As of December 31, 2012, we had an accumulated total deficit of $71.3 million.

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

The United States economy continues to experience a financial downturn, with some financial and economic analysts predicting that the world economy may be entering into a prolonged economic downturn characterized by high unemployment, limited availability of credit, increased rates of default and bankruptcy, and decreased consumer and business spending.  These developments could negatively affect our business, operating results and financial condition in a number of ways.  For example, current or potential customers may delay or decrease spending with us or may not pay us, or may delay paying us for previously purchased products. In addition, this downturn has had, and may continue to have, an unprecedented negative impact on the global credit markets.  Credit has tightened significantly in the last several years, resulting in financing terms that are less attractive to borrowers, and in many cases, the unavailability of certain types of debt financing.  If this crisis continues or worsens, and if we are required to obtain financing in the near term to meet our working capital or other business needs, we may not be able to obtain that financing.  Further, even if we are able to obtain the financing we need, it may be on terms that are not favorable to us, with increased financing costs and restrictive covenants.

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

Our capital requirements have been and will continue to be significant. We will likely require substantial additional funds in excess of our current financial resources in the future for research, development and commercialization of our Performance Engineered Film™ technology and materials, to obtain and maintain patents and other intellectual property rights in these technologies and materials, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. Our cash on hand will likely not be sufficient to meet all of our future needs. When and as we need additional funds, such funds may not be available on commercially reasonable terms or at all. If we cannot obtain additional funding when and as needed, our business might fail. Additionally, if we attempt to raise funds in a future offering of shares of our common stock, preferred stock, warrants or convertible promissory notes, or if we engage in acquisitions involving the issuance of such securities, the issuance of these securities could dilute the ownership of our then-existing stockholders.

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

The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our time away from our business operations.   Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources.  If we do not prevail in this type of litigation, we or our strategic collaborators may be required to pay monetary damages; stop commercial activities relating to the affected products or services; obtain a license in order to continue manufacturing or marketing the affected products or services; or attempt to compete in the market with a substantially similar product.

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

A loss of one or more of our current officers or key employees could severely and negatively impact our operations. Specifically, the loss of services of Reed J. Killion, CEO and President, Robert J. Petcavich, Senior Vice President and General Manager, Daniel K. Van Ostrand, Senior Vice President Research & Development, or Jeffrey W. Tomz, Chief Financial Officer & Secretary, none of whom has an employment agreement with us, could significantly harm our business. We have no present intention of obtaining key-man life insurance on any of our executive officers or management. Additionally, competition for highly skilled technical, managerial and other personnel is intense. As our business develops, we might not be able to attract, hire, train, retain and motivate the highly skilled managers and employees we need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail.

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

Our common stock has traded on the OTC Bulletin Board as low as $2.25 and as high as $22.50 during a period from January 1, 2008 through December 9, 2010.  Our common stock has traded on The NASDAQ Capital Market as low as $3.98 and as high at $16.33 during the period from December 10, 2010 through December 31, 2012. In addition, the markets for high technology stocks have experienced extreme volatility that has often been unrelated to the operating performance of the particular companies.  These broad market fluctuations may adversely affect the trading price of shares our common stock.

We have a significant number of outstanding warrants and options, and future sales of the underlying shares of common stock could adversely affect the market price of our common stock.

As of December 31, 2012, we had outstanding warrants and options exercisable for an aggregate of 3,304,330 shares of common stock at a weighted average exercise price of $6.86 per share. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale.  As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares.  This could cause the market price of our common stock to decline.

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

Our common shares have historically been sporadically or “thinly-traded”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that current trading levels will be sustained.

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

The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes, additions or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this report. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the 9,854,268 shares of our common stock outstanding as of December 31, 2012, approximately 9.6 million shares are held by non- “affiliates” and are, or will be, freely tradable without restriction, and the remaining shares are held by our “affiliates”, as of such date.  Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus (including sales by investors of securities acquired in connection with this offering) may have a material adverse effect on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our main corporate offices and research and development facility are located at 8708 Technology Forest Place, Suite 100, The Woodlands, Texas 77381. We currently lease approximately 13,000 square feet of space at this facility, which we believe is adequate for our operations at this stage of our development.

ITEM 3. LEGAL PROCEEDINGS

On or around December 12, 2012, the Company was served with notice of two lawsuits filed by Conductive Inkjet Technology Limited (“CIT”) in the Patent Courts in the United Kingdom.  The suits were served by a representative of the Her Majesties Courts & Tribunal Service. The two cases are respectively claim nos. HC12E02467 and HC12F02468 (the “UK suits”).  The first suit, which is case number HC12F02468, seeks relief for (1) breach of contract, (2) causing loss by unlawful means, and (3) breach of confidence.  The second suit, which is case number HC12E02467, asserts that Uni-Pixel included Defendant’s confidential information in two PCT patent applications filed by Uni-Pixel.  The UK suits seek a finding that the company violated a duty of confidential to CIT, orders that confidential materials be returned to CIT, an order that the Company change the inventorship on the two PCT applications to include CIT, an inquiry into damages, other forms of injunctive and declaratory relief against the company, and the award of attorney fees and costs.  In response to the UK suits, the Company retained counsel within the United Kingdom.  Through that counsel, on January 3, 2013, the Company filed its Acknowledgement of Service with the UK court and indicated that it intended to contest the jurisdiction of the UK court over this matter.  A hearing date on the Company’s contest of jurisdiction has been set for between March 13th and 15th 2013.

On January 18, 2013, the Company filed a verified petition and applications for temporary and permanent injunction against CIT in the 284th Judicial District in Montgomery County, Texas (the “Texas Suit”).  The case was assigned cause number 13-01-00561.  In the Texas suit, the Company asked the Court to provide the following relief: issue a preliminary ruling that Montgomery County, Texas is the exclusive venue for UK cases, issue a preliminary ruling that CIT violated the terms of an agreement with the Company by filing the UK suits, enter a judgment that the Company did not violate any duty of confidentiality to CIT, enter a judgment against CIT for breach of contract, award additional relief as set forth in the verified petition, including costs, pre and post judgment interest, and attorney’s fees.  A hearing on the Company’s temporary injunction application has been set for January 31, 2013.

On January 25, 2013, CIT removed the Texas suit from state court to federal court in the Southern District of Texas based on CIT’s non-Texas resident status.  The case was assigned to Federal Judge Sim Lake.  On February 4, 2013, the Company filed a motion to remand the Texas Suit back to state court.  On February 8, 2013, CIT filed a motion to dismiss the Texas Suit followed on February 11 with a response to the Company’s motion to remand.  On February 14, 2013, the Company filed a reply to its motion to remand.  As of February 15, 2013, the motion to remand is pending.  A response to CIT’s motion to dismiss is due on March 1, 2013.

We believe these allegations to be without merit and intend to vigorously defend this action.  The potential impact of this action, which seeks unspecified damages, attorneys’ fees and expenses, is uncertain.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective December 10, 2010, our common stock became listed on The NASDAQ Capital Market under the symbol “UNXL”.  Prior to that date, our common stock was quoted on the OTC Bulletin Board under the symbol “UNXL” The following table sets forth, for the quarters shown, the range of high and low sales information of our common stock, reported on the website of The NASDAQ Capital Market.

Quarter Ended	High	Low

2012
Fourth Quarter	$16.33	$5.27
Third Quarter	$6.70	$5.50
Second Quarter	$7.29	$5.15
First Quarter	$6.68	$4.74
2011
Fourth Quarter	$7.49	$4.54
Third Quarter	$8.85	$3.98
Second Quarter	$9.20	$6.10
First Quarter	$8.44	$6.40

Holders

As of January 31, 2013, we had approximately 2,800 stockholders of record of our Common Stock.

Dividends

We have never paid dividends on our Common Stock. Currently, we anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends on the Common Stock in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information about shares of Common Stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of December 31, 2012.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	2,167,846	$7.06	88,071

Equity compensation plans not approved by stockholders	86,668	7.50	—

Total	2,254,514	$7.08	88,071

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Overview

We are a production stage company delivering its Performance Engineered Film™ to the display, touch screen and flexible electronics market segments. Our newly developed thin film high volume roll to roll or continuous flow manufacturing process offers high fidelity replication of advanced micro-optic structures and surface characteristics over a large area, combined with the option of a thin film conductive element. We will sell our films as sub-components for use in liquid crystal display (LCD) as a back light film and active film sub-component.  We are currently shipping our Diamond Guard™ Finger Print Resistant and Hard Coat (Anti-Scratch) protective cover films for multiple touch enabled devices. We sell our films under the Diamond Guard™ brand as well as private label to original equipment manufacturers (OEMs).

We are making ITO-less touch films and flexible electronic films based on our newly-developed UniBoss™ manufacturing process for high volume roll to roll printing of flexible thin-film conductor patterns. In addition, our work in developing Time Multiplexed Optical Shutter (TMOS), which we sold in May 2010, led to advances in the thin-film advanced optics arenas that can be leveraged for other marketable applications, such as low cost LCD backlights and general lighting films. We intend to explore the business potential within these applications and pursue those markets that offer profitable opportunities either through licensing or direct production and sales.  As of December 31, 2012, we had accumulated a total deficit of $71.3 million from operations in pursuit of these objectives.

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

In 2013, we will remain focused on balancing the longer-term needs of our business while remaining agile and prudent with our spending in the short term.  We believe in the underlying fundamentals of our core business strategy and we are focused on addressing the market trends of mobile devices.  We believe our strategy aligns well with the driving forces of the portable device manufacturers.  With our strategy, our product pipeline, and the deeper penetration in the various markets, we plan to address our challenges in the following manner:

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

Results of Operations

Comparison of Fiscal Years Ending December 31, 2012 and 2011

REVENUES.  During the first quarter of 2010, we began to manufacture, market and sell our thin film product.

Revenues decreased to $76,154 for the year ended December 31, 2012, as compared to $195,237 for the year ended December 31, 2011.  The revenue for these periods was primarily related to engineering services and the sale of our thin film product.  The primary reason for the decrease in revenue is due to a decrease in engineering services revenue.  We anticipate that, as we further develop and improve upon UniBoss, we will earn additional non-recurring engineering revenue in 2013. We expect to sell the finished products to OEMs in 2013.  We do not believe that our research and development fixed assets are impaired or that the useful lives of these assets should be adjusted.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues were $26,292 for the year ended December 31, 2012 and $46,985 for the year ended December 31, 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 5%, or approximately $225,000, to $3,961,667 for the year ended December 31, 2012 from $4,186,927 for the year ended December 31, 2011.  The major components of the decrease are as follows:

a)  Salaries and benefits decreased by approximately $227,000 to $2,458,000 for the year ended December 31, 2012 compared to $2,685,000 for the year ended December 31, 2011.  This decrease was due largely to a decrease in stock compensation expenses to $1,270,000 for the year ended December 31, 2012 compared to $2,014,000 for the year ended December 31, 2011, while restricted stock compensation expenses increased to $200,000 for the year ended December 31, 2012 compared to $0 for the year ended December 31, 2011, and while salaries increased to $877,000 for the year ended December 31, 2012 compared to $568,000 for the year ended December 31, 2011;

b) Contract labor decreased by approximately $120,000 to $74,000 for the year ended December 31, 2012 compared to $194,000 for the year ended December 31, 2011;

c) Legal expense increased by approximately $120,000 to $349,000 for the year ended December 31, 2012 compared to $229,000 for the year ended December 31, 2011;

d) Accounting expense increased by approximately $12,000 to $79,000 for the year ended December 31, 2012 compared to $67,000 for the year ended December 31, 2011;

e) Office expense decreased by approximately $6,000 to $11,000 for the year ended December 31, 2012 compared to $17,000 for the year ended December 31, 2011;

f) Travel expense decreased by approximately $20,000 to $68,000 for the year ended December 31, 2012 compared to $88,000 for the year ended December 31, 2011;

g) Depreciation and amortization expense increased by approximately $122,000 to $555,000 for the year ended December 31, 2012 compared to $433,000 for the year ended December 31, 2011.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by 13% or approximately $570,000 during the year ended December 31, 2012 to $5,112,855 from $4,542,735 for the year ended December 31, 2011. The major components of the increase are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $520,000 to $3,016,000 for the year ended December 31, 2012 from $3,536,000 for the year ended December 31, 2011.  The decrease was due largely to a decrease in stock compensation expenses to $1,214,000 for the year ended December 31, 2012 compared to $1,995,000 for the year ended December 31, 2011, while restricted stock compensation expenses increased to $29,000 for the year ended December 31, 2012 compared to $0 for the year ended December 31, 2011, and while salaries increased to $1,518,000 for the year ended December 31, 2012 compared to $1,315,000 for the year ended December 31, 2011;

b) Consulting expense attributable to research and development decreased by approximately $51,000 to $78,000 for the year ended December 31, 2012 from $129,000 for the year ended December 31, 2011;

c) Lab expense increased by approximately $1,086,000 to $1,689,000 for the year ended December 31, 2012 from $603,000 for the year ended December 31, 2011 primarily due to increased services related to prototype development; and

d) Travel expense attributable to research and development increased by approximately $34,000 to $99,000 for the year ended December 31, 2012 from $65,000 for the year ended December 31, 2011.

OTHER INCOME (EXPENSE)

Interest income, net decreased to income of $6,852 for the year ended December 31, 2012 as compared to income of $11,986 for the year ended December 31, 2011, primarily due to a decrease in the average cash on hand during the twelve months ended December 31, 2012.

NET LOSS. Net loss increased to $9,017,808 for the year ended December 31, 2012, as compared to net loss of $8,569,424 for the year ended December 31, 2011.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet transactions.

Liquidity and Capital Resources

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. During the remainder of 2013, and for the foreseeable future, we will be highly dependent on our net product revenue to supplement our current liquidity and fund our operations and highly dependent on financing from third parties.  We may in the future elect to supplement this with further debt or equity offerings or commercial borrowing.

Operating Activities

Cash used in operating activities during the year ended December 31, 2012 increased to $5,646,617 as compared to $4,393,600 used for the year ended December 31, 2011. The increase is primarily a result of increases in research and development expenses.

Investing Activities

Cash used in investing activities during the year ended December 31, 2012 decreased to $941,679 as compared to $1,512,322 used for the year ended December 31, 2011.  The significant use of cash for investing activities during the 2012 and 2011 was primarily attributable to the purchase of equipment related to our research and development activities and for anticipated production.

Financing Activities

Historically, we have financed our operating and investing activities primarily from the proceeds of private placements and public offerings of common stock, convertible investor notes, and a preferred stock offering.

The total net cash provided by financing activities was $12,372,005 for the year ended December 31, 2012, which includes:

•	$12,271,995 net proceeds from the issuance of 2,520,585 shares of common stock;
•	$87,507 net proceeds from exercise of warrants; and
•	$12,503 net proceeds from exercise of stock options.

The total net cash provided by financing activities was $73,139 for the year ended December 31, 2011, which we realized from the exercise of stock options.

Working Capital

Our primary sources of liquidity have been short-term loans from private placements of convertible notes, private placements of equity securities, the sale of certain intellectual property and the issuance of shares of common stock.

As of December 31, 2012, we had a cash balance of approximately $13.0 million and working capital of $12.8 million.  We project that current cash reserves will sustain our operations through at least December 31, 2013, and we are not aware of any trends or potential events that are likely to adversely impact our short term liquidity through this term.  We expect to fund our operations with our net product revenues from our commercial products, cash and cash equivalents supplemented by proceeds from equity or debt financings, and loans or collaborative agreements with corporate partners, each to the extent necessary.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate, Interest Rate and Supply Risks

The Company has no exchange rate risks as we conduct 100% of our operations in the United States of America, and we conduct our transactions in US dollars.  The Company has minimal market risk in the areas of financing and interest cost. Please refer to Item 1A.  Risk Factors for additional disclosure about risk.   The slightest disruption in our supply chain could also significantly increase our losses and hinder our ability to purchase our products for resale and application.  The Company has no protection against interest rate risk or supply disruptions.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making its assessment, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

(c) Changes in Internal Control over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all of our directors and executive officers as of January 31, 2013. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Title
Reed J. Killion	50	Chief Executive Officer, President, Principal Executive Officer and Director
Seong S. Shin	62	Chief Operating Officer
Robert J. Petcavich	58	Senior Vice President and General Manager
Daniel K. Van Ostrand	54	Senior Vice President Research & Development
Jeffrey W. Tomz	41	Chief Financial Officer and Secretary
Bernard T. Marren	77	Chairman
Carl J. Yankowski	64	Director
Bruce I. Berkoff	52	Director
Ross A. Young	47	Director
William Wayne Patterson	68	Director
Anthony J. LeVecchio	66	Director

Biographical information with respect to our executive officers and directors is provided below. There are no family relationships between any of our executive officers or directors.

Reed J. Killion, Chief Executive Officer, President, Principal Executive Officer and Director — Mr. Killion is a member of our Board of Directors and has served as our President and Principal Executive Officer since September 2004. As of May 1, 2008, Mr. Killion was promoted to Chief Executive Officer.  Mr. Killion is also the Chairman of the Board for Animal Innovations, Inc. Mr. Killion is a past Board Member and Trustee of the Texas A&M Research Foundation. Previously Mr. Killion served as our Executive Vice President of Business Development and has been a member of our board of directors since April 2002.  Prior to joining Uni-Pixel, Mr. Killion was Vice President of Business Development for LogiCom from 1999 until 2002.  HP/Compaq, Dell, DEC, Siemens, NVIDIA, Vanguard, Atmel, Foxconn, Seiko (SMOS) and DCM Technologies are among the companies Mr. Killion has represented and consulted with over his 20 years in the high tech industry.  Mr. Killion holds a Bachelors Degree in Finance from the University of Mississippi. Mr. Killion’s eight years of leadership with us makes him highly qualified to be a member of our board.  He has a comprehensive understanding of our company and management, operations, financial requirements and technologies.  Mr. Killion’s management experience and active involvement in various industries enable him to guide our business strategy in an increasingly complex business environment.

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

Daniel K. Van Ostrand, Senior Vice President Research & Development — Mr. Van Ostrand is one of our founders and has served in a Senior Executive position since our inception in February of 1998.  Mr. Van Ostrand has many years of experience in corporate operations, project management, systems engineering and systems design and has been involved in our establishment, funding and management.  Since 2004, he has been leading our corporate R&D activities, including microstructure mastering and Intellectual Property development.  In 2009 he also took over responsibility for all of our Engineering activities.  As co-owner from 1984 through 1992 of a closely-held company that designed ruggedized VME-based tactical computer systems for the United States Army, he was exposed to and became interested in the design, development and engineering principles of flat panel display technology.  Mr. Van Ostrand was a Systems Engineer from 1980 until 1992 for Informatics General, Magnavox, Teledyne and the Jet Propulsion Laboratory.  He has a BA with a double major in Math and Computer Science from Mid-America Nazarene University.

Jeffrey W.  Tomz, Chief Financial Officer and Secretary — On March 14, 2010, Jeffrey W. Tomz became our principal financial officer and on July 1, 2010, the board of directors formally designated Mr. Tomz as our Chief Financial Officer and Secretary. Since June 2005, Mr. Tomz has been our VP of Finance. From August 2001 to April 2005, Mr. Tomz was the Chief Financial Officer of Isolagen, Inc. (AMEX:ILE) and was instrumental in raising over $190 million in equity and debt for Isolagen. From October 1999 to August 2001, Mr. Tomz was a Principal at Benchmark Equity Group, Inc. Mr. Tomz has served on the board of directors of various companies, including InfoHighway Communication Corp., a private communication company from September 1998 to September 2000. Prior to joining Benchmark in the fall of 1997, Mr. Tomz began his career with Arthur Andersen Worldwide. Mr. Tomz is licensed as a Certified Public Accountant in Texas and received his MPA from The University of Texas at Austin.

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

Bruce I. Berkoff, Director— Mr. Berkoff has served as a director since March 16, 2007. Mr. Berkoff is the Chairman of the LCD TV Association which is a global not-for-profit marketing trade association to help “inform, promote, improve, and connect” the entire supply chain involved with the large and growing multibillion dollar LCD TV industry.  Mr. Berkoff is also the CMO (Chief Marketing Officer) of CBRITE, a Santa Barbara based leader in metal oxide back plane technology for FPDs (flat panel displays). Currently he is based in Singapore, and has been helping CBRITE since March 2011. He was also a Director of LG Display from 2007 until 2009.  Mr. Berkoff was the Chief Marketing Officer of Energy and Display Systems, working at Applied Materials, Inc. from October 2009 through January 2011.   Previously, Mr. Berkoff was the CMO of Ascent Solar, and also the CEO and later Chairman of Enuclia Semiconductor, a fab-less semiconductor startup in the HDTV video processor space, and prior to that, for 6 years based in Seoul, Seoul Korea, he was the Executive Vice-President and Chief Marketing Officer of LG.Philips LCD, one of the world’s leading TFT-LCD manufacturers. Before that, Mr. Berkoff served as general manager of Philips Flat Display Systems’ software and electronics business unit in Silicon Valley. He has also held executive management positions at several technology companies, including UMAX Computer Corporation, Radius, and SuperMac Technologies.  Mr. Berkoff is well-known for his visionary keynote addresses, panel chairmanships and other roles at display and electronics industry events, including the Symposium on Information Displays (SID) Business & Investor Conferences, USDC (US Display Consortium) Conferences, DisplayForum Europe, HDTV Forum, Asia SID (ASID), EuroDisplays (ESID), the U.S. Flat Panel Display (US FPD) Conference, the Flat Information Display (FID) Conference and the Consumer Electronics Show (CES) in Las Vegas.  Mr. Berkoff holds undergraduate and graduate degrees in physics and biophysics from Princeton and the University of California, Berkeley, respectively, and also has display-related patents both granted and pending in the U.S. and China.

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

  Ross A. Young, Director— Mr. Young has served as a director since May 20, 2008. Mr. Young founded DisplaySearch, the leading provider of market intelligence on displays and related technology, in 1996, sold it to The NPD Group in 2005 and is credited with building the firm to what it is today. After leaving DisplaySearch in 2008, he served as VP at Samsung LCD before joining IMS Research in late 2009 as SVP of Displays, LEDs and Lighting. After more than two years in this position, he is currently an independent consultant.   Mr. Young has made multiple appearances on television, including NBC’s  The Today Show as a display industry expert, and has been an invited speaker at over 30 different conferences worldwide. Mr. Young was appointed to the Board of Directors of semiconductor start-up Akhan Technologies in 2010 and the Advisory Board of Illumitex, an LED start-up in 2009. Mr. Young received The NPD Group’s prestigious John Byington Award for outstanding creativity and innovation in November 2006, was appointed to the Board of Directors at Westar Display Technologies in February 2005 and was named to the VLSI Research Executive All-Star Team in 1994. Prior to founding DisplaySearch in 1996, he served in senior marketing positions at OWL Displays, Brooks Automation, Fusion Semiconductor and GCA in the driver IC, flat panel automation, etch and strip and lithography markets. He is also a published author, having written a book on U.S. - Japanese competition titled Silicon Sumo: U.S.-Japan Competition and Industrial Policy in the Semiconductor Equipment Industry. Mr. Young holds a Bachelor Degree in economics from the University of California at San Diego.

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

William Wayne Patterson, Director— Mr. Patterson has served as a director since May 9, 2011. Mr. Patterson is a Principal in Dos Rios Partners, a Private Equity Fund, and is an experienced entrepreneurial manager who has demonstrated success in building businesses through innovative growth and cost containment strategies. Mr. Patterson spent much of his career with Keystone International, Inc., where he served as CFO and then as COO. During his time with Keystone, it grew from $15 million in revenues to more than $1 billion. Keystone was sold in 1996 to Tyco International for $1.7 billion. Mr. Patterson was also a co-founder and CEO of Texas Micro (a NASDAQ-traded company) and of Briskheat Corporation. Since the sale of Keystone, Mr. Patterson has participated in more than 20 private equity transactions and has served as interim CEO of Integrated Graphics/Earthcolor and of Vector Global Services. Mr. Patterson is also currently the non-executive chairman of Ashbrook Simon-Hartley and of Controlled Recover. Patterson graduated with honors from the University of Texas in Austin and has a Law Degree from the University of Texas Law School. Patterson is also a CPA.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the registered class of the Company’s equity securities to file with the SEC reports of ownership and changes in ownership of the Company’s Common Stock. Directors, executive officers and greater than 10% beneficial stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of these reports furnished, management believes that the directors, executive officers and greater than 10% stockholders filed, on a timely basis, all reports required by Section 16(a) of the Exchange Act with respect to the year ended December 31, 2012.

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

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards(4)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation(5)	Total

Reed J. Killion	2012	$250,000	$5,000	$—	$419,241	—	—	$12,000	$686,241
Chief Executive Officer, President (Principal Executive Officer) & Director	2011	250,000	1,000	—	725,580	—	—	12,000	988,580

Seong S. Shin (6)	2012	180,000	5,000	—	101,772	—	—	—	286,772
Chief Operating Officer	2011	57,591	1,000	—	33,503	—	—	—	92,094

Robert J. Petcavich	2012	195,000	5,000	28,520	385,560	—	—	—	614,080
Senior Vice President & General Manager	2011	195,000	1,000	—	633,703	—	—	—	829,703

Daniel K. Van Ostrand	2012	180,000	5,000	—	255,368	—	—	—	440,368
Senior Vice President Research & Development	2011	180,000	1,000	—	443,167	—	—	—	624,167

Jeffrey W. Tomz	2012	180,000	5,000	28,520	291,796	—	—	12,000	517,316
Chief Financial Officer & Secretary	2011	180,000	1,000	—	480,856	—	—	12,000	673,856
——–––––––––—

(1)
Effective September 16, 2007, the base salary of Reed J. Killion is $250,000.  Effective January 7, 2008, the base salary of Robert Petcavich is $195,000.  Effective July 1, 2010, the base salary of Dan Van Ostrand and Jeffrey W. Tomz is $180,000.  Effective September 8, 2011, the base salary of Mr. Shin is $180,000.

(2)
Amounts reflect the aggregate annual cash bonus earned by each of our named executive officers for fiscal years 2012 and 2011.  There was a $5,000 cash bonus paid to each of the named executive officers in fiscal year 2012. There was a $1,000 cash bonus paid to each of the named executive officers in fiscal year 2011.

(3)
Amounts reflect restricted stock awards granted for each of fiscal years 2012 and 2011. The amounts represent the aggregate grant date fair value of the awards granted to each named executive officer computed in accordance with stock-based accounting rules (Financial Standards Accounting Board (“FASB”) ASC Topic 718).  The restricted stock awards granted on November 27, 2012 vested immediately on the day of grant.

(4)
For 2012 and 2011, the amounts reflect the compensation cost recognized in 2012 and 2011, respectively, for stock options in accordance with FASB ASC Topic 718, which reflects the fair value of all stock-based compensation in earnings based on the related vesting schedule.  For additional information relating to the assumptions made by us in connection with the valuation of these awards for 2012, refer to Note 2 of our financial statements herein.  For additional information relating to the assumptions made by us in connection with the valuation of these awards for 2011, refer to Note 2 of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

(5)	Excludes perquisites and other personal benefits unless such compensation was greater than $10,000. For Mr. Killion and Mr. Tomz, amounts include a car allowance.

(6)
Mr. Shin started working for the Company effective September 8, 2011. Mr. Shin's annual salary is $180,000.  The amount included in the Salary column for fiscal year 2011 reflects the portion of his salary that was paid during the 2011 fiscal year.

401(k) Plan

Effective February 2007, the Company created an employee benefit plan available to all full-time employees under Section 401(k) of the Internal Revenue Code ("401(k) plan"). Employees may make contributions up to a specified percentage of their compensation, as defined. The Company is not obligated to make contributions under the 401(k) plan. In addition, the Company did not make any matching employer contribution to the 401(k) Plan in 2012 or 2011.

Employment Agreements

  As of December 31, 2012, the Company does not have any employment agreements outstanding.

Executive Officer Equity Awards Outstanding

	Outstanding Equity Awards at December 31, 2012
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Reed J. Killion	30,000		--		$7.50	3/15/2015	--	--	--	--
	54,000		--		7.50	9/13/2017	--	--	--	--
	13,500		--		7.50	4/18/2018	--	--	--	--
	1,667		--		7.50	1/30/2019	--	--	--	--
	50,000	(a)	16,667	(a)	7.50	1/28/2020	--	--	--	--
	125,000	(b)	125,000	(b)	6.93	1/21/2021	--	--	--	--
	333	(e)	3,667	(e)	7.13	11/27/2022	--	--	--	--

Seong S. Shin	25,000		50,000	(c)	6.00	9/8/2021	--	--	--	--
	333	(e)	3,667	(e)	7.13	11/27/2022	--	--	--	--

Robert J. Petcavich	33,334		--		7.50	1/7/2018	--	--	--	--
	1,667		--		7.50	1/30/2019	--	--	--	--
	60,000	(a)	20,000	(a)	7.50	1/28/2020	--	--	--	--
	105,000	(b)	105,000	(b)	6.93	1/21/2021	--	--	--	--

Daniel K. Van Ostrand	1,667		--		7.50	1/30/2019	--	--	--	--
	25,001	(a)	8,333	(a)	7.50	1/28/2020	--	--	--	--
	80,000	(b)	80,000	(b)	6.93	1/21/2021	--	--	--	--
	333	(e)	3,667	(e)	7.13	11/27/2022	--	--	--	--

Jeffrey W. Tomz	13,334		--		7.50	4/19/2015	--	--	--	--
	3,334		--		7.50	9/13/2017	--	--	--	--
	1,667		--		7.50	1/30/2019	--	--	--	--
	16,001	(a)	5,333	(a)	7.50	1/28/2020	--	--	--	--
	25,001	(d)	8,333	(d)	7.50	5/19/2020	--	--	--	--
	80,000	(b)	80,000	(b)	6.93	1/21/2021	--	--	--	--

(a)	25% vest on 1/28/2010; 25% vest on 1/28/2011; 25% vest on 1/28/2012; and 25% vest on 1/28/2013.
(b)	25% vest on 1/21/2011; 25% vest on 1/21/2012; 25% vest on 1/21/2013; and 25% vest on 1/21/2014.
(c)	33.34% vest on 9/8/2012; 33.33% vest on 9/8/2013; and 33.33% vest on 9/8/2014.
(d)	25% vest on 5/19/2010; 25% vest on 5/19/2011; 25% vest on 5/19/2012; and 25% vest on 5/19/2013.
(e)	vests monthly over 12 months beginning 11/27/2012.

Director Compensation

The table below summarizes the total compensation paid to or earned by our directors during 2012. The amounts represented in the “Option Awards” column reflects the stock compensation expense recorded by the Company and does not necessarily equate to the income that will ultimately be realized by the director for such awards.   The table does not include Mr. Killion whose compensation is described in the Summary Compensation Table above.

Director Summary Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Bernard T. Marren	$--	$28,520	$125,394	--	--	--	$153,914
Carl J. Yankowski	--	28,520	21,058	--	--	--	49,578
Bruce I. Berkoff	--	28,520	79,065	--	--	--	107,585
Ross A. Young	--	28,520	79,065	--	--	--	107,585
William Wayne Patterson	--	28,520	27,765	--	--	--	56,285
Anthony J. LeVecchio	--	28,520	27,765	--	--	--	56,285

(1)
Amounts reflect restricted stock awards granted for fiscal year 2012. The amounts represent the aggregate grant date fair value of the awards granted to each named director computed in accordance with stock-based accounting rules (Financial Standards Accounting Board (“FASB”) ASC Topic 718).  The restricted stock awards granted on November 27, 2012 vested immediately on the day of grant.

Overview

Uni-Pixel’s director compensation program consists of equity-based compensation. The equity component of Uni-Pixel’s director compensation program is designed to build an ownership stake in the Company while conveying an incentive to directors relative to the returns recognized by our shareholders.

Cash-Based Compensation

Company non-employee directors currently do not receive an annual stipend. All directors are reimbursed for ordinary and reasonable expenses incurred in exercising their responsibilities in accordance the Company’s Travel and Entertainment Expense Reimbursement policy applicable to all employees of the Company.

Equity-Based Compensation

Under provisions adopted by the Board of Directors, each non-employee director receives an option to purchase 6,667 shares of our common stock issued upon his first election to the Board of Directors.  These options vest monthly over three years. Stock options granted under the plan are priced at the closing market price of the Company’s stock on the day of grant.  Further grants of stock options and/or restricted stock are issued to the Board of Directors at the discretion of the Board of Directors for continuing service to the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have set forth in the following table certain information regarding our common stock, on an as converted basis, beneficially owned as of January 31, 2013 for (i) each stockholder we know to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our directors and named executive officers, and (iii) all executive officers and directors as a group. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days pursuant to options, warrants, conversion privileges or similar rights. At January 31, 2013, we had 9,977,352 issued and outstanding shares of Common Stock and no preferred stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)		Percent of Class
Directors and Officers:
Reed J. Killion	399,334	(2)	3.9%
Seong S. Shin	36,333	(3)	0.4%
Robert J. Petcavich	298,501	(4)	2.9%
Daniel K. Van Ostrand	217,501	(5)	2.1%
Jeffrey W. Tomz	205,784	(6)	2.0%
Bernard T. Marren	180,296	(7)	1.8%
Carl J. Yankowski	94,001	(8)	0.9%
Bruce I. Berkoff	61,084	(9)	0.6%
Ross A. Young	61,084	(10)	0.6%
William Wayne Patterson	17,981	(11)	0.2%
Anthony J. LeVecchio	19,481	(12)	0.2%
All Directors and Executive Officers as a Group (11 persons)	1,591,380		15.6%
5% Stockholders:
Kevin Douglas and affiliates 125 E. Sir Francis Drake Blvd., Ste 400 Larkspur, CA 94939	750,000	(13)	7.5%
Merrill Lynch Pierce, Fenner & Smith Incorporated Bank of America, 15th Floor 600 Montgomery Street San Francisco, CA 94111	899,524	(14)	8.8%
Columbus Capital Management, LLC 1 Market Street, Spear Tower, Suite 3790 San Francisco, CA 94105	637,023	(15)	6.4%
FMR LLC 82 Devonshire St. Boston MA, 02109	595,030		6.0%
Wellington Trust Company, NA c/o Wellington Management Company, LLP 280 Congress Street Boston, MA 02210	497,100		5.0%
Goldberg Capital Management 27 Stagecoach Road Avon, CT 06001	621,968		6.2%

(1)
Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by voting power and/or investment power with respect to securities. Unless otherwise noted, all of such shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them.

(2)
Includes 8,000 shares of restricted stock that vests 100% on August 16, 2013.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 354,667 shares of common stock exercisable within 60 days from January 31, 2013.

(3)	Includes options to purchase 26,333 shares of common stock exercisable within 60 days from January 31, 2013.

(4)
Includes 6,000 shares of restricted stock that vests 100% on August 16, 2013.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 272,501 shares of common stock exercisable within 60 days from January 31, 2013.

(5)
Includes 6,000 shares of restricted stock that vests 100% on August 16, 2013.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 156,334 shares of common stock exercisable within 60 days from January 31, 2013.

(6)
Includes 6,000 shares of restricted stock that vests 100% on August 16, 2013.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 184,670 shares of common stock exercisable within 60 days from January 31, 2013.

(7)
Includes 2,000 shares of restricted stock that vests 100% on August 16, 2013.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 82,917 shares of common stock exercisable within 60 days from January 31, 2013.

(8)
Includes 2,000 shares of restricted stock that vests 100% on August 16, 2013.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 88,001 shares of common stock exercisable within 60 days from January 31, 2013.

(9)
Includes 2,000 shares of restricted stock that vests 100% on August 16, 2013.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 55,084 shares of common stock exercisable within 60 days from January 31, 2013.

(10)
Includes 2,000 shares of restricted stock that vests 100% on August 16, 2013.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 55,084 shares of common stock exercisable within 60 days from January 31, 2013.

(11)
Includes 2,000 shares of restricted stock that vests 100% on August 16, 2013.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 11,481 shares of common stock exercisable within 60 days from January 31, 2013.

(12)
Includes 2,000 shares of restricted stock that vests 100% on August 16, 2013.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 11,481 shares of common stock exercisable within 60 days from January 31, 2013.

(13)
Kevin Douglas and his wife, Michelle Douglas, jointly hold, and have voting and investment power over, 225,000 shares of common stock, as the beneficiaries and co-trustees of the K&M Douglas Trust.  In addition, Kevin Douglas and Michelle Douglas are co-trustees of the James Douglas and Jean Douglas Irrevocable Descendants’ Trust which holds 375,000 shares of common stock over which they have voting and investment power.  Kevin Douglas also has dispositive power with respect to 150,000 shares of Common Stock held by the Douglas Family Trust.

(14)	Includes warrants to purchase 254,785 shares of common stock exercisable within 60 days from January 31, 2013.

(15)
Columbus Capital Partners, L.P. holds 348,600 shares of common stock.  Columbus Capital QP Partners, L.P. holds 226,100 shares of common stock.  Columbus Capital Offshore Fund, Ltd. holds 62,323 shares of common stock.  Columbus Capital Management, LLC is the general partner of Columbus Capital Partners, LP and Columbus Capital QP Partners, L.P., and the investment manager to Columbus Capital Offshore Fund, Ltd. Columbus Capital Management, LLC has voting and investment power of the securities owned by the entities described herein.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by PMB Helin Donovan, LLP (“PMBHD”) for professional services rendered for the audit of our annual consolidated financial statements during the fiscal year ended December 31, 2012, and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for that fiscal year were $82,410.  The aggregate fees billed by PMBHD for professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q during the fiscal year ended December 31, 2011, were $54,615.  These fees include fees billed for professional services rendered by PMBHD for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Related Fees

PMBHD did not bill us for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended December 31, 2012, or the fiscal year ended December 31, 2011, that are not included under Audit Fees above.

Tax Fees

PMBHD billed $7,275 and $5,450 for the fiscal years ended December 31, 2012 and 2011, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

PMBHD did not perform any services for us or charge any fees other than the services described above for either the fiscal year ended December 31, 2012, or the fiscal year ended December 31, 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Uni-Pixel, Inc. (9)
3.2	Form of Certificate of Amendment to Amended and Restated Certificate of Incorporation of Uni-Pixel, Inc. (9)
3.3	Amended and Restated Bylaws of Uni-Pixel, Inc. (1)
4.1	Common Stock Purchase Warrant No. 1 (1)
4.2	Common Stock Purchase Warrant No. 2 (1)
4.3	Common Stock Purchase Warrant No. 3 (1)
4.4	Form of common stock certificate (3)
4.5	Common Stock Purchase Warrant dated September 12, 2006. (4)
10.1	Office Lease Agreement for Synergy North By and Between First Metro Limited Partnership (“Landlord”) and Uni-Pixel Displays, Inc. (“Tenant”) (1)
10.2	Employee Intellectual Property Assignment and Nondisclosure Agreement (1) (2)
10.3	Uni-Pixel, Inc. 2005 Stock Incentive Plan (1) (2)
10.4	Uni-Pixel, Inc. 2005 Stock Incentive Plan — Notice of Stock Option Award (1) (2)
10.5
Agreement and Plan of Merger and Reorganization Among Real-Estateforlease.com, Inc., Uni-Pixel Merger Sub, Inc., Gemini V, Inc., Uni-Pixel Displays, Inc. and those Stockholders of Real-Estateforlease.com, Inc. Listed on Exhibit “A” as “Company Stockholders” (1)

10.6	Form of Warrant dated as of February 13, 2007. (5)
10.7	Uni-Pixel, Inc. 2007 Stock Incentive Plan (6) (2)
10.8	Form of Warrant dated as of September 28, 2007. (7)
10.9	Uni-Pixel, Inc. 2010 Stock Incentive Plan (8) (2)
10.10	Form of Warrant to be granted to MDB Capital Group LLC (9)
10.11	Uni-Pixel, Inc. 2011 Stock Incentive Plan (10) (2)
14	Code of Ethics (3)
21	Subsidiaries (3)
31.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)
32.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)
101
The following financial information from this Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text and in detail (11)

(1)	Previously filed as an exhibit to the Company’s Form 10-SB, filed on February 18, 2005, and incorporated by reference hereto.
(2)	Management contract or compensation plan or arrangement.
(3)	Previously filed as an exhibit to the Company’ Form 10-KSB, filed on March 28, 2006, and incorporated by reference hereto.
(4)	Previously filed as an exhibit to the Company’ Form 10-QSB, filed on November 13, 2006, and incorporated by reference hereto.
(5)	Previously filed as an exhibit to the Company’s Form 8-K, filed on February 16, 2007, and incorporated by reference hereto.
(6)	Previously filed as an exhibit to the Company’s Form 8-K, filed on September 20, 2007, and incorporated by reference hereto.
(7)	Previously filed as an exhibit to the Company’s Form 8-K, filed on October 2, 2007, and incorporated by reference hereto.
(8)	Previously filed as an exhibit to the Company’s Form S-8, filed on June 4, 2010, and incorporated by reference hereto.
(9)	Previously filed as an exhibit to the Company’s Form S-1, Amendment #3, filed on December 1, 2010, and incorporated by reference hereto.
(10)	Previously filed as an exhibit to the Company’s Form S-8, filed on September 15, 2011, and incorporated by reference hereto.
(11)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

Date: February 26, 2013	By:	/s/ REED J. KILLION
Reed J. Killion
Chief Executive Officer, President, Principal Executive Officer and Director

Date: February 26, 2013	By:	/s/ JEFFREY W. TOMZ
Jeffrey W. Tomz
Chief Financial Officer, Secretary and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ REED J. KILLION	Chief Executive Officer, President, Principal Executive Officer and Director	February 26, 2013
Reed J. Killion

/s/ SEONG S. SHIN	Chief Operating Officer	February 26, 2013
Seong S. Shin

/s/ ROBERT J. PETCAVICH	Senior Vice President and General Manager	February 26, 2013
Robert J. Petcavich

/s/ DANIEL K. VAN OSTRAND	Senior Vice President Research & Development	February 26, 2013
Daniel K. Van Ostrand

/s/ JEFFREY W. TOMZ	Chief Financial Officer, Principal Financial Officer and Secretary	February 26, 2013
Jeffrey W. Tomz

/s/ BERNARD T. MARREN	Chairman of the Board	February 26, 2013
Bernard T. Marren

/s/ CARL J. YANKOWSKI	Director	February 26, 2013
Carl J. Yankowski

/s/ BRUCE I. BERKOFF	Director	February 26, 2013
Bruce I. Berkoff

/s/ ROSS A. YOUNG	Director	February 26, 2013
Ross A. Young

/s/ WILLIAM WAYNE PATTERSON	Director	February 26, 2013
William Wayne Patterson

/s/ ANTHONY J. LEVECCHIO	Director	February 26, 2013
Anthony J. LeVecchio

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF UNI-PIXEL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Uni-Pixel, Inc.

We have audited the accompanying consolidated balance sheets of Uni-Pixel, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2012 and 2011.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uni-Pixel, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

February 26, 2013
Houston, Texas

Uni-Pixel, Inc.
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS
Current assets
Cash and cash equivalents	$13,000,372	$7,216,663
Accounts receivable, net	—	4,550
Prepaid expenses	160,320	—

Total current assets	13,160,692	7,221,213

Property and equipment, net of accumulated depreciation of $2,531,917 and $1,977,241, at December 31, 2012 and 2011, respectively	1,536,658	1,149,654
Restricted cash	17,439	17,439

Total assets	$14,714,789	$8,388,306

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$348,683	$87,468

Total current liabilities	348,683	87,468

Total liabilities	348,683	87,468

Commitments and contingencies (Note 5)	—	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 9,854,268 shares and 7,142,307 shares issued and outstanding at December 31, 2012 and 2011, respectively	9,854	7,142
Additional paid-in capital	85,669,802	70,589,438
Accumulated deficit	(71,313,550)	(62,295,742)

Total shareholders’ equity	14,366,106	8,300,838

Total liabilities and shareholders’ equity	$14,714,789	$8,388,306

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011

Revenue	$76,154	$195,237

Cost of revenues	26,292	46,985

Gross margin	49,862	148,252

Selling, general and administrative expenses	3,961,667	4,186,927
Research and development	5,112,855	4,542,735

Operating loss	(9,024,660)	(8,581,410)

Other income
Interest income, net	6,852	11,986

Net loss	$(9,017,808)	$(8,569,424)

Per share information
Net loss - basic	$(1.11)	$(1.20)
Net loss - diluted	(1.11)	(1.20)

Weighted average number of basic common shares outstanding	8,150,890	7,138,426
Weighted average number of diluted common shares outstanding	8,150,890	7,138,426

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.
Consolidated Statements of Shareholders’ Equity

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2010	7,131,890	$7,132	$66,507,247	$(53,726,318)	$12,788,061
Stock compensation expense	—	—	4,009,062	—	4,009,062
Exercise of stock options	10,417	10	73,129	—	73,139
Net loss	—	—	—	(8,569,424)	(8,569,424)
Balance, December 31, 2011	7,142,307	$7,142	$70,589,438	$(62,295,742)	$8,300,838
Stock compensation expense	—	—	2,482,911	—	2,482,911
Exercise of warrants	157,709	157	87,350	—	87,507
Exercise of stock options	1,667	2	12,501	—	12,503
Issuance of restricted stock	32,000	32	228,128	—	228,160
Issuance of common stock, net of issuance costs	2,520,585	2,521	12,269,474	—	12,271,995
Net loss	—	—	—	(9,017,808)	(9,017,808)
Balance, December 31, 2012	9,854,268	$9,854	$85,669,802	$(71,313,550)	$14,366,106

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011
Cash flows from operating activities
Net loss	$(9,017,808)	$(8,569,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	554,675	433,402
Restricted stock issuance	228,160	—
Stock compensation expense	2,482,911	4,009,062
Bad debt expense	—	33,774
Change in operating assets and liabilities:
Decrease in accounts receivable	4,550	39,565
Increase in prepaid expenses	(160,320)	—
Increase (decrease) in accounts payable	261,215	(254,073)
Decrease in deferred revenue	—	(85,906)
Net cash used in operating activities	(5,646,617)	(4,393,600)

Cash flows from investing activities
Purchase of property and equipment	(941,679)	(1,512,322)
Net cash used in investing activities	(941,679)	(1,512,322)

Cash flows from financing activities
Proceeds from exercise of warrants, net	87,507	—
Proceeds from exercise of stock options, net	12,503	73,139
Proceeds from the issuance of common stock, net	12,271,995	—
Net cash provided by financing activities	12,372,005	73,139

Net increase (decrease) in cash and cash equivalents	5,783,709	(5,832,783)
Cash and cash equivalents, beginning of period	7,216,663	13,049,446
Cash and cash equivalents, end of period	$13,000,372	$7,216,663

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash financing information:
Issuance of 143,333 shares of common stock in exchange for the cashless exercise of warrants to purchase 286,329 shares of common stock	$898,265	$—

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

Uni-Pixel produces Clearly Superior™ Performance Engineered Film™ to the lighting & display and flexible electronics market segments. The Company has 3 patents issued and 71patent applications filed protecting its Performance Engineered Film™ development and manufacturing platforms.

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

As of December 31, 2012, Uni-Pixel had accumulated a total deficit of $71.3 million from operations in pursuit of these objectives.

Since our inception, we have been primarily engaged in developing our initial product technologies, recruiting personnel, commencing our operations and obtaining sufficient capital to meet our working capital needs. In the course of our development activities, we have sustained losses through December 31, 2012. We will finance our operations primarily through our existing cash and possible future financing transactions.

As of December 31, 2012, we had cash and cash equivalents of $13.0 million.  We believe that our existing capital resources are adequate to finance our operations until at least December 31, 2013 based on our current long-term business plan.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional capital through offerings of our debt and equity securities to meet our business objectives.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 at December 31, 2012 and December 31, 2011.  The amounts held in these banks did exceed the insured limit of $250,000 as of December 31, 2012 and December 31, 2011.   We have not incurred losses related to these deposits.

Restricted cash

As of December 31, 2012 and December 31, 2011, we had restricted cash of $17,439. This amount secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas as of both December 31, 2012 and December 31, 2011.  The restricted cash is reflected in a long-term classification based on its anticipated liquidation.

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

Derivative instruments

We account for all derivative instruments under FASB ASC Topic 815 Derivatives and Hedging  (“Topic 815”), previously Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and related Emerging Issues Task Force (“EITF”) interpretations and Securities and Exchange Commission (SEC) rules, which require that certain embedded and freestanding derivative instruments be classified as a liability and measured at fair value with changes in fair value recognized currently in earnings. Changes in fair value are recorded as other expense in the consolidated statements of operations.

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

Total compensation expense recognized for options was approximately $2.5 million and $4.0 million for the twelve months ended December 31, 2012 and December 31, 2011, respectively.

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

The Company has losses carried forward for income tax purposes to December 31, 2012. There are no current or deferred tax expenses for the twelve month periods ended December 31, 2012 and 2011 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. Accordingly, no benefit has been recognized on the net loss as the realization of the net operating loss carryforward cannot be assured.

The Company regularly assesses uncertain tax positions in each of the tax jurisdictions in which it has operations and accounts for the related financial statement implications. Unrecognized tax benefits are reported using the two-step approach under which tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement of the tax position. Determining the appropriate level of unrecognized tax benefits requires the Company to exercise judgment regarding the uncertain application of tax law. The amount of unrecognized tax benefits is adjusted when information becomes available or when an event occurs indicating a change is appropriate. Future changes in unrecognized tax benefits requirements could have a material impact on the results of operations.  The Company files U.S. federal and U.S. state tax returns.  The Company is generally no longer subject to tax examinations relating to federal and state tax returns for years prior to 2009.

The Company is subject to Texas franchise tax, which is based on taxable margin, rather than being based on federal taxable income.  For the years ended December 31, 2012 and 2011, the Company has no Texas margin tax obligation.

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

At December 31, 2012, options and warrants to purchase 3,304,330 shares of common stock at exercise prices ranging from $5.00 to $20.70 per share were outstanding, but were not included in the computation of diluted loss per share as their effect would be antidilutive.

At December 31, 2011, options and warrants to purchase 3,504,738 shares of common stock at exercise prices ranging from $5.00 to $30.00 per share were outstanding, but were not included in the computation of diluted loss per share as their effect would be antidilutive.

Fair Value of Financial Instruments

Our financial instruments consist of accounts receivable, prepaid expenses, accounts payable and notes payable.   We believe the fair values of our accounts receivable, prepaid expenses, accounts payable and notes payable reflect their respective carrying amounts.

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

Note 3 – Property and Equipment

A summary of the components of property and equipment at December 31:

	Estimated Useful Lives	2012	2011
Research and development equipment	3 to 5 years	$3,542,045	$2,629,836
Leasehold improvements	5 years	333,646	304,175
Computer equipment	5 years	97,740	97,740
Office equipment	3 to 5 years	95,144	95,144
		4,068,575	3,126,895
Accumulated depreciation		(2,531,917)	(1,977,241)
Property and equipment, net		$1,536,658	$1,149,654

Depreciation and amortization expense of property and equipment for the years ended December 31, 2012 and 2011 was $0.6 million and $0.4 million, respectively.

Note 4 – Income Taxes

The Company accounts for income taxes in accordance with Topic 740. Topic 740 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has a cumulative net operating loss for tax purposes of approximately $54.2 million and $47.7 million at December 31, 2012 and 2011, respectively. The Company has a potential deferred tax asset of approximately $18.4 million as a result of this net operating loss carry forward. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets. The valuation allowance increased by approximately $2.2 million and $2.0 million for the years ended December 31, 2012 and 2011, respectively.

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31:

	2012	2011

Income tax expense (benefit) computed at statutory rates	$2,222,000	$1,962,000
Increase in valuation allowance	(2,222,000)	(1,962,000)
Other	--	--
Tax provision for income taxes	$--	$--

The Company’s deferred tax assets consist of the following (in thousands) as of December 31:

	2012	2011

Deferred tax assets:
Net operating loss carryforwards	$18,436,000	$16,214,000
Valuation allowance	(18,436,000)	(16,214,000)
Net deferred tax assets	$--	$--

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

Note 5 – Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities in The Woodlands, Texas under a third party non-cancelable operating lease through April 30, 2016. Future minimum lease commitments as of December 31, 2012 are as follows:

Year Ending December 31
2013	$203,542
2014	206,267
2015	208,992
2016	76,294
2017	--
Thereafter	--
Total	$695,095

This lease provides the Company with a right to extend the lease term for two additional five year terms or one term of ten years, at the Company’s option.

Rent expense for 2012 and 2011 was $204,000 and $220,829, respectively.

Litigation

On or around December 12, 2012, the Company was served with notice of two lawsuits filed by Conductive Inkjet Technology Limited (“CIT”) in the Patent Courts in the United Kingdom.  The suits were served by a representative of the Her Majesties Courts & Tribunal Service. The two cases are respectively claim nos. HC12E02467 and HC12F02468 (the “UK suits”).  The first suit, which is case number HC12F02468, seeks relief for (1) breach of contract, (2) causing loss by unlawful means, and (3) breach of confidence.  The second suit, which is case number HC12E02467, asserts that Uni-Pixel included Defendant’s confidential information in two PCT patent applications filed by Uni-Pixel.  The UK suits seek a finding that the company violated a duty of confidential to CIT, orders that confidential materials be returned to CIT, an order that the Company change the inventorship on the two PCT applications to include CIT, an inquiry into damages, other forms of injunctive and declaratory relief against the company, and the award of attorney fees and costs.  In response to the UK suits, the Company retained counsel within the United Kingdom.  Through that counsel, on January 3, 2013, the Company filed its Acknowledgement of Service with the UK court and indicated that it intended to contest the jurisdiction of the UK court over this matter.  A hearing date on the Company’s contest of jurisdiction has been set for between March 13th and 15th 2013.

On January 18, 2013, the Company filed a verified petition and applications for temporary and permanent injunction against CIT in the 284th Judicial District in Montgomery County, Texas (the “Texas Suit”).  The case was assigned cause number 13-01-00561.  In the Texas suit, the Company asked the Court to provide the following relief: issue a preliminary ruling that Montgomery County, Texas is the exclusive venue for UK cases, issue a preliminary ruling that CIT violated the terms of an agreement with the Company by filing the UK suits, enter a judgment that the Company did not violate any duty of confidentiality to CIT, enter a judgment against CIT for breach of contract, award additional relief as set forth in the verified petition, including costs, pre and post judgment interest, and attorney’s fees.  A hearing on the Company’s temporary injunction application has been set for January 31, 2013.

On January 25, 2013, CIT removed the Texas suit from state court to federal court in the Southern District of Texas based on CIT’s non-Texas resident status.  The case was assigned to Federal Judge Sim Lake.  On February 4, 2013, the Company filed a motion to remand the Texas Suit back to state court.  On February 8, 2013, CIT filed a motion to dismiss the Texas Suit followed on February 11 with a response to the Company’s motion to remand.  On February 14, 2013, the Company filed a reply to its motion to remand.  As of February 15, 2013, the motion to remand is pending.  A response to CIT’s motion to dismiss is due on March 1, 2013.

We believe these allegations to be without merit and intend to vigorously defend this action.  The potential impact of this action, which seeks unspecified damages, attorneys’ fees and expenses, is uncertain.

Employment agreements

As of December 31, 2012, the Company does not have any employment agreements outstanding.

Note 6 -   Equity, Stock Plan and Warrants

Common Stock

During the year ended December 31, 2012, (1) we issued 1,667 shares of common stock for cash in connection with the exercise of stock options; (2) issued 14,376 shares of common stock for cash in connections with the exercise of warrants; (3) issued 143,333 shares of common stock in exchange for cashless exercise of warrants; (4) issued 32,000 shares of common stock to various directors and officers as stock awards; and (5) issued 2,520,585 shares of common stock in connection of the sale of common stock in August 2012.

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

Our Stock Incentive Plans are administered by our Board of Directors, which has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.  As of December 31, 2012, there were 88,071 shares available for issuance under the Stock Incentive Plans.

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

Total compensation expense recognized for options was approximately $2.5 million and $4.0 million for the fiscal years ended December 31, 2012 and December 31, 2011, respectively.  The Company has recorded approximately $1.3 million of stock compensation expense in selling, general and administrative expenses and approximately $1.2 million in research and development expense for the fiscal year ended December 31, 2012 and approximately $2.0 million of stock compensation expense in selling, general and administrative expenses and approximately $2.0 million in research and development expense for the fiscal year ended December 31, 2011.

The following table provides information about shares of common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of December 31, 2012.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	2,167,846	$7.06	88,071

Equity compensation plans not approved by stockholders	86,668	7.50	—

Total	2,254,514	$7.08	88,071

Summary Stock Option and Warrant Information

Information regarding the options and warrants granted in 2012 and 2011 is as follows:

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2012	2011	2012	2011
Outstanding, beginning of year	2,154,217	832,377	1,350,521	1,463,489
Granted	199,000	1,458,334	—	—
Exercised	1,667	10,417	300,705	—
Expired or cancelled	97,036	126,077	—	112,968

Outstanding, end of year	2,254,514	2,154,217	1,049,816	1,350,521

Exercisable, end of year	1,306,531	901,024	1,049,816	1,350,521

Available for grant, end of year	88,071	222,035

The weighted average option and warrant exercise price information for 2012 and 2011 is as follows:

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2012	2011	2012	2011
Outstanding, beginning of year	$7.56	$10.05	$6.37	$7.33
Granted during the year	$6.69	$6.94	$—	$—
Exercised during the year	$7.50	$7.02	$6.27	$—
Expired or cancelled during the year	$16.99	$10.00	$—	$18.75
Outstanding at end of year	$7.08	$7.56	$6.41	$6.37
Exercisable at end of year	$7.18	$8.32	$6.41	$6.37

The fair values of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Year ended December 31, 2012	Year ended December 31, 2011
Expected life (years)	5 years	5 years
Interest rate	0.63 to 0.90%	0.88 to 2.04%
Dividend yield	—	—
Volatility	63.63%	98.78%
Forfeiture rate	—	—
Weighted average fair value of options granted	$6.69	$6.94

At December 31, 2012, there was $2.7 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.78 years.  There were 405,507 options, net, that became vested during the twelve months ended December 31, 2012.

Significant option and warrant groups outstanding at December 31, 2012 and related weighted average exercise price and life information is as follows:

Grant date	Options Outstanding	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
December 9, 2004	—	51,304	51,304	$20.70	1.92
January 10, 2005	—	11,253	11,253	$20.70	1.92
January 26, 2005	—	7,353	7,353	$20.70	1.92
March 5, 2005	30,000	—	30,000	$7.50	2.17
April 19, 2005	13,334	—	13,334	$7.50	2.33
May 23, 2006	66,667	—	66,667	$7.50	3.58
March 16, 2007	20,001	—	20,001	$7.50	4.21
September 13, 2007	64,001	—	64,001	$7.50	4.71
January 7, 2008	33,334	—	33,334	$7.50	5.02
April 18, 2008	13,500	—	13,500	$7.50	5.30
May 20, 2008	6,667	—	6,667	$7.50	5.38
January 30, 2009	10,002	—	10,002	$7.50	6.08
June 10, 2009	—	19,451	19,451	$7.50	6.42
June 30, 2009	—	1,667	1,667	$7.50	6.42
August 31, 2009	—	33,344	33,344	$7.50	6.67
October 2, 2009	—	23,560	23,560	$7.50	6.83
October 2, 2009	—	770,239	770,239	$5.00	6.83
December 31, 2009	—	8,336	8,336	$7.50	7.00
January 28, 2010	305,337	—	229,003	$7.50	7.08
January 28, 2010	33,334	—	33,334	$7.50	2.21
January 29, 2010	—	3,336	3,336	$7.50	7.00
February 2, 2010	—	2,501	2,501	$7.50	7.00
March 15, 2010	—	17,505	17,505	$7.50	7.00
March 29, 2010	—	834	834	$7.50	7.00
April 5, 2010	—	1,550	1,550	$7.50	7.25
May 19, 2010	104,335	—	78,251	$7.50	7.62
May 27, 2010	3,334	—	3,334	$7.80	0.50
July 6, 2010	8,334	—	6,251	$7.50	7.50
December 15, 2010	—	97,583	97,583	$6.00	2.92
January 21, 2011	1,155,000	—	577,500	$6.93	8.08
March 14, 2011	30,000	—	15,000	$7.21	8.17
May 9, 2011	33,334	—	17,408	$7.50	8.33
May 9, 2011	20,000	—	20,000	$7.50	3.33
July 14, 2011	15,000	—	7,292	$8.05	8.54
September 8, 2011	75,000	—	25,000	$6.00	8.67
October 20, 2011	15,000	—	5,833	$6.00	8.83
January 9, 2012	30,000	—	10,000	$6.00	9.00
March 9, 2012	40,000	—	11,112	$6.00	9.17
June 18, 2012	15,000	—	2,708	$6.00	9.46
October 22, 2012	20,000	—	833	$6.00	9.79
November 27, 2012	64,000	—	5,333	$6.48	9.92
December 3, 2012	30,000	—	833	$7.83	9.92
Total	2,254,514	1,049,816	2,356,347

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

Note 8 – Employee Benefit Plan

401(k) Plan

Effective February 2007, the Company created an employee benefit plan available to all full-time employees under Section 401(k) of the Internal Revenue Code ("401(k) plan"). Employees may make contributions up to a specified percentage of their compensation, as defined. The Company is not obligated to make contributions under the 401(k) plan and did not make any matching employer contribution to the 401(k) Plan in 2012 or 2011.

Note 9 – Subsequent Events

None.