Form 10-Q
period 2013-03-31
Uni-Pixel
filed 2013-04-30
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of April 26, 2013, the issuer had 12,024,487 shares of issued and outstanding common stock, par value $0.001 per share.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Uni-Pixel, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,707,956	$13,000,372
Prepaid expenses	—	160,320

Total current assets	15,707,956	13,160,692

Property and equipment, net of accumulated depreciation of $2,750,788 and $2,531,917, at March 31, 2013 and December 31, 2012, respectively	3,681,847	1,536,658
Restricted cash	17,439	17,439

Total assets	$19,407,242	$14,714,789

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$419,518	$348,683
Bonus accrual	273,675	—

Total current liabilities	693,193	348,683

Total liabilities	693,193	348,683

Commitments and contingencies (Note 3)	—	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 10,385,386 shares issued and outstanding at March 31, 2013 and 9,854,268 shares issued and outstanding at December 31, 2012	10,385	9,854
Additional paid-in capital	89,069,799	85,669,802
Accumulated deficit	(70,366,135)	(71,313,550)

Total shareholders’ equity	18,714,049	14,366,106

Total liabilities and shareholders’ equity	$19,407,242	$14,714,789

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue	$5,069,416	$3,564

Cost of revenues	3,036	1,373

Gross margin	5,066,380	2,191

Selling, general and administrative expenses	2,180,067	929,069
Research and development	1,939,888	1,120,078

Operating income (loss)	946,425	(2,046,956)

Other income
Interest income, net	990	1,571

Net income (loss)	$947,415	$(2,045,385)

Per share information
Net income (loss) - basic	$0.09	$(0.29)
Net income (loss) - diluted	0.07	(0.29)

Weighted average number of basic common shares outstanding	10,068,092	7,142,307
Weighted average number of diluted common shares outstanding	12,865,361	7,142,307

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock
	Number		Additional		Total
	of Shares	Amount	Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
Balance, December 31, 2011	7,142,307	$7,142	$70,589,438	$(62,295,742)	$8,300,838
Stock compensation expense	—	—	2,482,911	—	2,482,911
Exercise of warrants	157,709	157	87,350	—	87,507
Exercise of stock options	1,667	2	12,501	—	12,503
Issuance of restricted stock	32,000	32	228,128	—	228,160
Issuance of common stock, net of issuance costs	2,520,585	2,521	12,269,474	—	12,271,995
Net loss	—	—	—	(9,017,808)	(9,017,808)
Balance, December 31, 2012	9,854,268	$9,854	$85,669,802	$(71,313,550)	$14,366,106
Stock compensation expense	—	—	631,414	—	631,414
Exercise of warrants	159,400	159	115,823	—	115,982
Exercise of stock options	371,718	372	2,430,867	—	2,431,239
Issuance of restricted stock	—	—	221,893	—	221,893
Net income	—	—	—	947,415	947,415
Balance, March 31, 2013 (unaudited)	10,385,386	$10,385	$89,069,799	$(70,366,135)	$18,714,049

See accompanying notes to these condensed consolidated financial statements

Uni-Pixel, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$947,415	$(2,045,385)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	218,871	126,866
Restricted stock issuance	221,893	—
Stock compensation expense	631,414	615,619
Change in operating assets and liabilities:
Decrease in accounts receivable	—	4,550
Decrease in prepaid assets and other current assets	160,320	—
Increase in accounts payable	70,835	14,226
Increase in bonus accrual	273,675	—
Net cash provided by (used in) operating activities	2,524,423	(1,284,124)

Cash flows from investing activities
Purchase of property and equipment	(2,364,060)	(14,071)
Net cash used in investing activities	(2,364,060)	(14,071)

Cash flows from financing activities
Proceeds from exercise of warrants, net	115,982	—
Proceeds from exercise of stock options, net	2,431,239	—
Net cash provided by financing activities	2,547,221	—

Net increase (decrease) in cash and cash equivalents	2,707,584	(1,298,195)
Cash and cash equivalents, beginning of period	13,000,372	7,216,663
Cash and cash equivalents, end of period	$15,707,956	$5,918,468

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash financing information:
Issuance of 137,778 shares of common stock in exchange for the cashless exercise of warrants to purchase 198,721 shares of common stock	$771,253	$—

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

Uni-Pixel produces Clearly Superior™ Performance Engineered Film™ to the lighting & display and flexible electronics market segments. The Company has 2 patents issued and 79 patent applications filed covering its Performance Engineered Film™ development and manufacturing platforms.

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

As of March 31, 2013, Uni-Pixel had accumulated a total deficit of $70.4 million from operations in pursuit of these objectives.

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

As of March 31, 2013, we had cash and cash equivalents of $15.7 million.  We believe that our existing capital resources are adequate to finance our operations until at least December 31, 2013 based on our current long-term business plan.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional capital through offerings of our debt or equity securities to meet our business objectives.

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

Note 2 — Summary of Significant Accounting Policies

Interim financial information

The condensed consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in condensed consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K, for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 26, 2013.

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the technology industry.  There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2013 compared to what was previously disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2012. The consolidated financial information as of December 31, 2012 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2012.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the condensed consolidated financial statements.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2013, as compared to the significant accounting policies disclosed in Note 2 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

Concentration of credit risk

We maintain our cash with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000.  The amounts held in these banks exceeded the insured limit of $250,000 as of March 31, 2013 and December 31, 2012.   We have not incurred losses related to these deposits.

Revenue recognition

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

Advance payments are deferred until shipment or the service has been completed.

Revenue from licenses and other up-front fees are recognized on a ratable basis over the term of the respective agreement.

Income (loss) per share data

Basic income (loss) per share is calculated based on the weighted average common shares outstanding during the period.  Diluted earnings per share also gives effect to the dilutive effect of stock options, warrants (calculated based on the treasury stock method), convertible notes and convertible preferred stock. The Company does not present diluted earnings per share for years in which it incurred net losses as the effect is antidilutive.

At March 31, 2013, 38,000 restricted shares and options and warrants to purchase 2,759,269 shares of common stock at exercise prices ranging from $5.00 to $23.91 per share were outstanding, and were included in the computation of diluted earnings per share.

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

Note 3 — Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities in The Woodlands, Texas under a third party non-cancelable operating lease through April 30, 2016. Future minimum lease commitments as of March 31, 2013 are as follows:

Year Ending December 31
Nine months ending 2013	$166,757
2014	206,267
2015	208,992
2016	76,294
2017	--
2018	--
Thereafter	--
Total	$658,310

This lease provides the Company with a right to extend the lease term for two additional five year terms or one term of ten years, at the Company’s option.

Litigation

On or around December 12, 2012, we were served with notice of two lawsuits filed by Conductive Inkjet Technology Limited (“CIT”) in the Patent Courts in the United Kingdom.  The two cases are respectively claim nos. HC12E02467 and HC12F02468 (the “UK Actions”).  The first action, which is case number HC12F02468, seeks relief for (1) breach of contract, (2) causing loss by unlawful means, and (3) breach of confidence.  The second action, which is case number HC12E02467, asserts that we included CIT’s confidential information in two PCT patent applications that we filed.  The UK Actions seek a finding that we violated a duty of confidence to CIT, an order that confidential materials be returned to CIT, an order that we change the inventorship on the two PCT applications to include CIT, an inquiry into damages, other forms of injunctive and declaratory relief, and the award of attorney fees and costs.  On January 3, 2013, we filed an Acknowledgement of Service with the court and indicated that we intended to contest the jurisdiction of the United Kingdom court over these matters. A hearing date on our contest of jurisdiction took place on April 22-23, 2013.  A decision on jurisdiction is expected in a few months.

On January 18, 2013, we filed a verified petition and applications for temporary and permanent injunction against CIT in the 284th Judicial District in Montgomery County, Texas (the “Texas Action”).  The case was assigned cause number 13-01-00561.  In the Texas Action, we asked the court to provide the following relief: issue a preliminary ruling that Montgomery County, Texas is the exclusive venue for the UK Actions, issue a preliminary ruling that CIT violated the terms of an agreement with us by filing the UK Actions, enter a judgment that we did not violate any duty of confidentiality to CIT, enter a judgment against CIT for breach of contract and award additional relief as set forth in the verified petition, including costs, pre and post judgment interest, and attorney’s fees.  A hearing on the temporary injunction application had been set for January 31, 2013.

On January 25, 2013, CIT removed the Texas Action from state court to federal court in the Southern District of Texas based on CIT’s non-Texas resident status.  The case was assigned to Federal Judge Sim Lake.  On February 4, 2013, we filed a motion to remand the Texas Action back to state court.  On February 8, 2013, CIT filed a motion to dismiss the Texas Action followed on February 11, 2013 with a response to our motion to remand.  On February 14, 2013, we filed a reply to CIT's response to the motion to remand.  As of April 16, 2013, the motion to remand is pending.  A response to CIT’s motion to dismiss was filed on March 1, 2013.  As of April 16, 2013, CIT’s motion to dismiss is also pending.

We believe these allegations to be without merit and intend to vigorously defend this action.  The potential impact of this action, which seeks unspecified damages, attorneys’ fees and expenses, is uncertain.

Note 4 — Equity, Stock Plan and Warrants

Common Stock

During the three months ended March 31, 2013, (1) we issued 371,718 shares of common stock for cash in connection with the exercise of stock options; (2) issued 21,622 shares of common stock for cash in connection with the exercise of warrants; and (3) issued 137,778 shares of common stock as a result of the cashless exercise of warrants.

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

Our Stock Incentive Plans are administered by our Board of Directors, which has the sole discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.  As of March 31, 2013, there were 3,071 shares available for issuance under the Stock Incentive Plans.

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

Total compensation expense recognized for options was approximately $0.6 million and $0.6 million for the three months ended March 31, 2013 and March 31, 2012, respectively.  The Company has recorded approximately $0.3 million of stock compensation expense in selling, general and administrative expenses and approximately $0.3 million in research and development expense for the three months ended March 31, 2013 and approximately $0.3 million of stock compensation expense in selling, general and administrative expenses and approximately $0.3 million in research and development expense for the three months ended March 31, 2012.

A summary of the changes in the total stock options outstanding during the three months ended March 31, 2013 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2012	2,254,514	$7.08
Granted	47,000	$14.57
Forfeited or expired	--	$--
Exercised	(371,718)	$6.97
Outstanding at March 31, 2013	1,929,796	$7.28
Vested and exercisable at March 31, 2013	1,338,258	$7.20

The fair values of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
Expected life (years)			5 years			5 years
Interest rate	0.76	to	0.85%	0.85	to	0.90%
Dividend yield			—			—
Volatility	57.26	to	76.35%			63.63%
Forfeiture rate			—			—
Weighted average fair value of options granted			$14.57			$6.00

At March 31, 2013, there was $2.4 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.81 years.  There were approximately 0.4 million options that became vested during the three months ended March 31, 2013.

Common Stock Warrants

As of March 31, 2013, the Company has 829,473 common stock warrants outstanding with a weighted average exercise price of $6.56 per share.  Information regarding outstanding warrants as of March 31, 2013 is as follows:

Grant date	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
December 9, 2004	68,127	68,127	$20.70	1.67
June 10, 2009	17,464	17,464	$7.50	6.18
August 31, 2009	26,602	26,602	$7.50	6.18
October 2, 2009	606,218	606,218	$5.00	6.58
March 15, 2010	8,337	8,337	$7.50	6.75
March 15, 2010	10,000	10,000	$5.00	6.75
April 5, 2010	930	930	$7.50	6.75
December 15, 2010	91,795	91,795	$6.00	2.67

Total	829,473	829,473

Note 5 — Property and Equipment

A summary of the components of property and equipment at March 31, 2013 and December 31, 2012 are as follows:

	Estimated Useful Lives			March 31, 2013	December 31, 2012
Research and development equipment	3	to	5 years	$3,984,606	$3,542,045
Leasehold improvements			5 years	362,455	333,646
Computer equipment			5 years	97,740	97,740
Office equipment	3	to	5 years	95,144	95,144
Work-in-progress				1,892,690	—
				6,432,635	4,068,575
Accumulated depreciation				(2,750,788)	(2,531,917)
Property and equipment, net				$3,681,847	$1,536,658

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2013 and March 31, 2012 was approximately $218,871 and $126,866, respectively.

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

Note 7 — Revenue and Credit Concentrations

During the three months ended March 31, 2013 and 2012, revenues by customers with more than 10% of revenue were as follows:

	Three months ended March 31, 2013		Three months ended March 31, 2012
	Amount	%	Amount	%
Company A	$5,000,000	99%	$-	-%
Company B	-	-%	3,500	98%
Total	$5,000,000	99%	$3,500	98%

As of March 31, 2013 and December 31, 2012, there were no accounts receivable balances.

Note 8 — Subsequent Event

On April 15, 2013, Eastman Kodak Company and Uni-Pixel, Inc. entered into a manufacturing and supply agreement to produce next-generation touch sensors based on Uni-Pixel’s UniBoss™ multi-touch sensor film.

On April 23, 2013, the Company completed the sale of 1,374,250 shares of its common stock in an underwritten public offering.  Each share of common stock sold in this offering was sold to the public for $32.00 per share.  The offering resulted in net proceeds of approximately $41.2 million to the Company, after deducting the underwriters’ discounts and other estimated offering expenses payable by the Company.

On April 26, 2013, the shareholders of the Company approved an increase to the 2011 Stock Incentive Plan of 800,000 shares of common stock.

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

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2013, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on February 26, 2013.

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

Advance payments are deferred until shipment, or the service has been completed.

Revenue from licenses and other up-front fees are recognized on a ratable basis over the term of the respective agreement.

Cost of Revenues, Selling, General and Administrative Expenses and Research and Development Expenses:  The primary purpose of our facility in The Woodlands, Texas is to conduct research on the development, testing and delivery of our prototype devices, and to pursue the commercialization of our products.

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

RESULTS OF OPERATIONS

Comparison of the three months ending March 31, 2013 and 2012

REVENUES.  During the first quarter of 2010, we began to manufacture, market and sell our thin film product.

Revenues were $5,069,416 for the three months ended March 31, 2013 as compared to $3,564 for the three months ended March 31, 2012, an increase of $5,065,852.  $5.0 million of revenue from a PC manufacturer was recognized in the three months ended March 31, 2013 as non-recurring engineering revenue.  We anticipate that, as we further develop and improve upon UniBoss, we will earn additional non-recurring engineering revenue in the remaining quarters of 2013.  We expect to sell the finished products to OEMs in 2013.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues was $3,036 for the three months ended March 31, 2013 and $1,373 for the three months ended March 31, 2012.   Cost of revenues increased as a result of the increase in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 135% or approximately $1,251,000, to $2,180,067 for the three months ended March 31, 2013 from $929,069 for the three months ended March 31, 2012.  The major changes to selling, general and administrative expenses are as follows:

a)  Salaries and benefits increased by approximately $415,000 to $966,000 for the three months ended March 31, 2013 compared to $551,000 for the three months ended March 31, 2012 due to the following: an increase in salaries to $310,000 for the three months ended March 31, 2013 compared to $203,000 for the three months ended March 31, 2012 due to an increase in the number of employees; an increase in stock compensation expense to $317,000 for the three months ended March 31, 2013 compared to $316,000 for the three months ended March 31, 2012; an increase in restricted stock expense to $152,000 for the three months ended March 31, 2013 compared to $0 for the three months ended March 31, 2012; and an increase in bonus accrual to $134,000 for the three months ended March 31, 2013 compared to $0 for the three months ended March 31, 2012;

b) Contract labor expense decreased by approximately $13,000 to $21,000 for the three months ended March 31, 2013 compared to $34,000 for the three months ended March 31, 2012;

c) Legal expense increased by approximately $687,000 to $734,000 for the three months ended March 31, 2013 compared to $47,000 for the three months ended March 31, 2012 primarily due to legal fees related to the UK Action and the Texas Action and an increase in patent related legal work;

d) Accounting expense increased by approximately $2,000 to $27,000 for the three months ended March 31, 2013 compared to $25,000 for the three months ended March 31, 2012;

e) Office expense increased by approximately $2,000 to $3,000 for the three months ended March 31, 2013 compared to $1,000 for the three months ended March 31, 2012;

f) Travel expense increased by approximately $49,000 to $65,000 for the three months ended March 31, 2013 compared to $16,000 for the three months ended March 31, 2012;

g) Depreciation and amortization expense increased by approximately $92,000 to $219,000 for the three months ended March 31, 2013 compared to $127,000 for the three months ended March 31, 2012.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $820,000, or 73%, during the three months ended March 31, 2013 to $1,939,888 from $1,120,078 for the three months ended March 31, 2012. The primary reason for the increase in research and development expense is due to increased lab expense related to prototype development.  The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $289,000 to $1,030,000 for the three months ended March 31, 2013 compared to $741,000 for the three months ended March 31, 2012 due to the following: an increase in salaries to $424,000 for the three months ended March 31, 2013 compared to $369,000 for the three months ended March 31, 2012 due to increased number of employees; an increase in stock compensation expense to $314,000 for the three months ended March 31, 2013 compared to $300,000 for the three months ended March 31, 2012; an increase in restricted stock expense to $70,000 for the three months ended March 31, 2013 compared to $0 for the three months ended March 31, 2012; and an increase in bonus accrual to $139,000 for the three months ended March 31, 2013 compared to $0 for the three months ended March 31, 2012;

b) Consulting expense attributable to research and development decreased by approximately $26,000 to $0 for the three months ended March 31, 2013 compared to $26,000 for the three months ended March 31, 2012;

c) Lab expense increased by approximately $538,000 to $834,000 for the three months ended March 31, 2013 compared to $296,000 for the three months ended March 31, 2012 primarily due to increased services related to prototype development; and

d) Travel expense increased by approximately $8,000 to $21,000 for the three months ended March 31, 2013 compared to $13,000 for the three months ended March 31, 2012.

OTHER INCOME (EXPENSE).

Interest income, net, decreased to income of $990 for the three months ended March 31, 2013 as compared to income of $1,571 for the three months ended March 31, 2012, primarily due to a decrease in the average cash on hand during the three months ended March 31, 2013.

NET INCOME (LOSS).   Net income was $947,415 for the three months ended March 31, 2013, as compared to a net loss of $2,045,385 for the three months ended March 31, 2012.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. Until our products begin to earn enough revenue to support our operations, which may never happen, we will continue to be highly dependent on financing from third parties.  On April 23, 2013 we sold 1,374,250 shares of our common stock, raising net proceeds of approximately $41.2 million.  Barring unanticipated expenses, we expect the proceeds from this offering, together with our cash on hand and collaborative agreements with corporate partners, to support our operations through December 31, 2013.

Operating Activities

Cash provided by operating activities during the three months ended March 31, 2013 was $2,524,423 as compared to cash used in operating activities during the three months ended March 31, 2012 was $1,284,124.

Investing Activities

Cash used for investing activities during the three months ended March 31, 2013 was $2,364,060 as compared to $14,071 of cash used for the three months ended March 31, 2012.  The increase in the use of cash for investing activities during the three months ended March 31, 2013 was primarily attributable to the purchase of equipment related to our research and development activities and for anticipated production.

Financing Activities

Historically, we have financed our operating and investing activities primarily from the proceeds of private placements and public offerings of common stock, convertible investor notes, and a preferred stock offering.

The total net cash provided by financing activities was $2,547,221 for the three months ended March 31, 2013, which includes:
•	$115,982 of net proceeds from the exercise of warrants; and
•	$2,431,239 of net proceeds from the exercise of stock options.

During the three months ended March 31, 2012, the total net cash provided by financing activities was $0.

Working Capital

Our primary sources of liquidity have been short-term loans from private placements of convertible notes, private placements of equity securities, the sale of certain intellectual property and the issuance of shares of common stock.

As of March 31, 2013, we had a cash balance of approximately $15.7 million and working capital of $15.0 million.  We project that current cash reserves will sustain our operations through at least December 31, 2013, and we are not aware of any trends or potential events that are likely to adversely impact our short term liquidity through this term.  As noted above, we raised net proceeds of approximately $41.2 million in April 2013 through the sale of our common stock. Barring unanticipated expenses, we expect the proceeds from this offering, together with our cash on hand and collaborative agreements with corporate partners, to support our operations through December 31, 2013.

Through December 31, 2013, we expect to fund our operations with our net product revenues from our commercial products, cash and cash equivalents supplemented by proceeds from equity or debt financings, and loans or collaborative agreements with corporate partners.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2013, management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management concluded that, as of March 31, 2013, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

April 30, 2013	By:	/s/ Reed J. Killion
Date		Reed J. Killion, Chief Executive Officer and President

	By:	/s/ Jeffrey W. Tomz
Jeffrey W. Tomz, Chief Financial Officer