Form 10-Q
period 2013-06-30
Uni-Pixel
filed 2013-08-08
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of July 31, 2013, the issuer had 12,037,487 shares of issued and outstanding common stock, par value $0.001 per share.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Uni-Pixel, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$53,408,680	$13,000,372
Prepaid expenses	—	160,320

Total current assets	53,408,680	13,160,692

Property and equipment, net of accumulated depreciation of $3,071,386 and $2,531,917, at June 30, 2013 and December 31, 2012, respectively	9,854,828	1,536,658
Restricted cash	17,439	17,439

Total assets	$63,280,947	$14,714,789

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,289,210	$348,683
Bonus accrual	273,675	—
Deferred revenue	5,000,000	—

Total current liabilities	6,562,885	348,683

Total liabilities	6,562,885	348,683

Commitments and contingencies (Note 3)	—	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 12,037,487 shares issued and outstanding at June 30, 2013 and 9,854,268 shares issued and outstanding at December 31, 2012	12,037	9,854
Additional paid-in capital	131,767,395	85,669,802
Accumulated deficit	(75,061,370)	(71,313,550)

Total shareholders’ equity	56,718,062	14,366,106

Total liabilities and shareholders’ equity	$63,280,947	$14,714,789

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$749	$70,560	$5,070,165	$74,124

Cost of revenues	385	24,106	3,421	25,479

Gross margin	364	46,454	5,066,744	48,645

Selling, general and administrative expenses	2,172,777	888,804	4,352,844	1,817,873
Research and development	2,528,303	1,197,263	4,468,191	2,317,341

Operating loss	(4,700,716)	(2,039,613)	(3,754,291)	(4,086,569)

Other income (expense)
Interest income (expense), net	5,481	1,255	6,471	2,826

Net loss	$(4,695,235)	$(2,038,358)	$(3,747,820)	$(4,083,743)

Per share information
Net loss - basic	$(0.40)	$(0.29)	$(0.35)	$(0.57)
Net loss - diluted	(0.40)	(0.29)	(0.35)	(0.57)

Weighted average number of basic common shares outstanding	11,632,702	7,142,307	10,854,719	7,142,307
Weighted average number of diluted common shares outstanding	11,632,702	7,142,307	10,854,719	7,142,307

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2011	7,142,307	$7,142	$70,589,438	$(62,295,742)	$8,300,838
Stock compensation expense	—	—	2,482,911	—	2,482,911
Exercise of warrants	157,709	157	87,350	—	87,507
Exercise of stock options	1,667	2	12,501	—	12,503
Issuance of restricted stock	32,000	32	228,128	—	228,160
Issuance of common stock, net of issuance costs	2,520,585	2,521	12,269,474	—	12,271,995
Net loss	—	—	—	(9,017,808)	(9,017,808)
Balance, December 31, 2012	9,854,268	$9,854	$85,669,802	$(71,313,550)	$14,366,106
Stock compensation expense	—	—	1,461,804	—	1,461,804
Exercise of warrants	427,251	427	151,555	—	151,982
Exercise of stock options	381,718	382	2,501,749	—	2,502,131
Issuance of restricted stock	—	—	763,966	—	763,966
Issuance of common stock, net of issuance costs	1,374,250	1,374	41,218,519	—	41,219,893
Net loss	—	—	—	(3,747,820)	(3,747,820)
Balance, June 30, 2013 (unaudited)	12,037,487	$12,037	$131,767,395	$(75,061,370)	$56,718,062

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(3,747,820)	$(4,083,743)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	539,470	252,982
Restricted stock issuance	763,966	—
Stock compensation expense	1,461,804	1,234,705
Change in operating assets and liabilities:
Increase in accounts receivable	—	(43,246)
Decrease in prepaid assets and other current assets	160,320	—
Increase in accounts payable	940,527	67,159
Increase in bonus accrual	273,675	—
Increase in deferred revenue	5,000,000	—
Net cash provided by (used in) operating activities	5,391,942	(2,572,143)

Cash flows from investing activities
Purchase of property and equipment	(8,857,640)	(14,071)
Net cash used in investing activities	(8,857,640)	(14,071)

Cash flows from financing activities
Proceeds from exercise of warrants, net	151,982	—
Proceeds from exercise of stock options, net	2,502,131	—
Proceeds from the issuance of common stock, net	41,219,893	—
Net cash provided by financing activities	43,874,006	—

Net increase (decrease) in cash and cash equivalents	40,408,308	(2,586,214)
Cash and cash equivalents, beginning of period	13,000,372	7,216,663
Cash and cash equivalents, end of period	$53,408,680	$4,630,449

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash financing information:
Issuance of 399,629 shares of common stock in exchange for the cashless exercise of warrants to purchase 505,661 shares of common stock	$2,151,182	$—

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

Uni-Pixel produces Clearly Superior™ Performance Engineered Film™ to the lighting & display and flexible electronics market segments. The Company has 2 patents issued and 93 patent applications filed covering its Performance Engineered Film™ development and manufacturing platforms.

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

As of June 30, 2013, Uni-Pixel had accumulated a total deficit of $75.1 million from operations in pursuit of these objectives.

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

As of June 30, 2013, we had cash and cash equivalents of $53.4 million.  We believe that our existing capital resources are adequate to finance our operations until at least December 31, 2014 based on our current long-term business plan.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional capital through offerings of our debt or equity securities to meet our business objectives.

The Company is subject to a number of risks, including the rate and degree of market acceptance of our products, our ability to develop and market new and enhanced products, our ability to obtain financing as and when we need it, competition from existing and new products, fluctuation of quarterly financial results, reliance on third party manufacturers and suppliers, reliance on the proprietary technology of others, loss of key personnel, uncertain protection for our intellectual property, litigation or other proceedings, dependence on corporate partners and collaborators and future changes in the electronic market industry that may adversely affect the Company.

Basis of Presentation

The condensed consolidated financial statements presented in this quarterly report include Uni-Pixel, Inc. and our wholly-owned subsidiary, Uni-Pixel Displays, Inc. All significant intercompany transactions and balances have been eliminated.

Note 2 — Summary of Significant Accounting Policies

Interim financial information

The condensed consolidated financial statements included herein, which have not been audited, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “Commission”) and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim period on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in condensed consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to the Commission’s rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K, for the year ended December 31, 2012, filed with the Commission on February 26, 2013.

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the technology industry.  There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2013 compared to what was previously disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2012. The consolidated financial information as of December 31, 2012 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2012.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the condensed consolidated financial statements.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2013, as compared to the significant accounting policies disclosed in Note 2 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

Concentration of credit risk

We maintain our cash with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000.  The amounts held in these banks exceeded the insured limit of $250,000 as of June 30, 2013 and December 31, 2012.   We have not incurred losses related to these deposits.

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

At June 30, 2013, 219,400 restricted shares and options and warrants to purchase 2,632,662 shares of common stock at exercise prices ranging from $5.00 to $38.70 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

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

Note 3 —  Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities for approximately 13,079 square feet at 8708 Technology Forest Pl., Ste 100, The Woodlands, Texas 77381 under a third party non-cancelable operating lease through April 30, 2016.  Further, the Company has also entered into a lease for office, warehouse and laboratory facilities for approximately 7,186 square feet at 3200 Research Forest Drive, Suite B2, The Woodlands, Texas 77381 under a third party non-cancelable operating lease through May 31, 2016. Future minimum lease commitments as of June 30, 2013 are as follows:

Year Ending December 31
Six months ending 2013	$172,100
2014	339,503
2015	345,528
2016	133,184
2017	--
2018	--
Thereafter	--
Total	$990,315

The lease for 8708 Technology Forest Pl., Ste 100, The Woodlands, Texas 77381 provides the Company with a right to extend the lease term for two additional five year terms or one term of ten years, at the Company’s option.

Eco-System Partner Royalty Obligation

In April 2013, we entered into an agreement with an Eco-System Partner (the “Agreement”), whereby we will receive $10 million of cash proceeds to assist us in increasing our production capacity. The Agreement requires us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014.  Upon achieving the minimum production capability and meeting the required quality standards specified in the Agreement, we will record non-recurring engineering revenue for the total amount of cash proceeds received.  As of June 30, 2013, we have received $5 million, which is recorded as deferred revenue in the accompanying balance sheet.

Upon achieving the deliverables of the Agreement, we will pay a commission to the Eco-System Partner of 10%, on revenue derived from the sales of UniBoss sensors directly to the Eco-System Partner or to those of the Eco-System Partner’s manufacturing partners that use the Eco-System Partner’s Preferred Price and Capacity License Agreement.  The commission amount is capped at $18.5 million.

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

On January 18, 2013, we filed a verified petition and applications for temporary and permanent injunction against CIT in the 284th Judicial District in Montgomery County, Texas (the “Texas Action”).  The case was assigned cause number 13-01-00561.  In the Texas Action, we asked the court to provide the following relief: issue a preliminary ruling that Montgomery County, Texas is the exclusive venue for the UK Actions, issue a preliminary ruling that CIT violated the terms of an agreement with us (the “2010 Agreement”) by filing the UK Actions, enter a judgment that we did not violate any duty of confidentiality to CIT, enter a judgment against CIT for breach of contract and award additional relief as set forth in the verified petition, including costs, pre and post judgment interest, and attorney’s fees.  A hearing on the temporary injunction application was set for January 31, 2013.

On January 25, 2013, CIT removed the Texas Action from state court to federal court in the Southern District of Texas based on CIT’s non-Texas resident status.  The case was assigned to Federal Judge Sim Lake.  On February 4, 2013, we filed a motion to remand the Texas Action back to state court.  On February 8, 2013, CIT filed a motion to dismiss the Texas Action followed on February 11, 2013 with a response to our motion to remand.  On April 30, 2013, the Federal Court remanded the case back to state court in Montgomery County.  On May 24, 2013, we filed a motion for early partial summary judgment based on the fact that the cases in the UK were in violation of the 2010 Agreement.   On June 27, 2013, the Court denied the motion for early relief.  The case is currently pending on the merits.

We believe these allegations to be without merit and intend to vigorously defend this action.  The potential impact of this action, which seeks unspecified damages, attorneys’ fees and expenses, is uncertain.

Class Action Litigation

In June 2013, two purported class action complaints were filed in the United States District Court, Southern District of New York and the United States District Court, Southern District of Texas against the Company and our CEO, CFO, and Chairman. The Southern District of New York complaint was voluntarily dismissed by plaintiff on July 2, 2013.  The surviving complaint alleges that we and our officers and directors violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning our licensing agreements and product development.  The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from December 7, 2012 to May 31, 2013.  We will vigorously defend against this lawsuit.  The Company has directors' and officers' and corporate liability insurance to cover risks associated with securities claims filed against the Company or its directors and officers and has notified its insurers of the complaints filed against the Company.  Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Note 4 — Equity, Stock Plan and Warrants

Common Stock

During the six months ended June 30, 2013, we (1) issued 381,718 shares of common stock for cash in connection with the exercise of stock options; (2) issued 27,622 shares of common stock for cash in connection with the exercise of warrants; (3) issued 399,629 shares of common stock as a result of the cashless exercise of warrants; and (4) issued 1,374,250 shares of common stock and received proceeds of $41.2 million, net of issuance costs of $2.8 million.

Stock Incentive Plans

The Company has adopted four stock incentive plans: the 2005 Stock Incentive Plan, the 2007 Stock Incentive Plan, the 2010 Stock Incentive Plan and the 2011 Stock Incentive Plan (collectively, the “Stock Incentive Plans”).  The Stock Incentive Plans allow for an aggregate of up to 3,100,001 shares of our common stock to be awarded through incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares and other types of awards.

Our Stock Incentive Plans are administered by our Board of Directors, which has the sole discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.  As of June 30, 2013, there were 425,338 shares available for issuance under the Stock Incentive Plans.

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

Total compensation expense recognized for options was approximately $1.5 million and $1.2 million for the six months ended June 30, 2013 and June 30, 2012, respectively.  The Company has recorded approximately $0.7 million of stock compensation expense in selling, general and administrative expenses and approximately $0.8 million in research and development expense for the six months ended June 30, 2013 and approximately $0.6 million of stock compensation expense in selling, general and administrative expenses and approximately $0.6 million in research and development expense for the six months ended June 30, 2012.

A summary of the changes in the total stock options outstanding during the six months ended June 30, 2013 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2012	2,254,514	$7.08
Granted	245,000	$32.06
Forfeited or expired	(1,667)	$7.80
Exercised	(381,718)	$6.98
Outstanding at June 30, 2013	2,116,129	$9.99
Vested and exercisable at June 30, 2013	1,388,536	$7.20

The fair values of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended June 30, 2013			Three Months ended June 30, 2012	Six Months ended June 30, 2013			Six Months ended June 30, 2012
Expected life (years)	5 years			5 years	5 years			5 years
Interest rate	0.68	to	1.48%	0.69%	0.69	to	1.48%	0.69	to	0.90%
Dividend yield			—	—			—			—
Volatility	77.91	to	124.49%	63.63%	57.26	to	124.49%			63.63%
Forfeiture rate			—	—			—			—
Weighted average fair value of options granted			$22.70	$3.00			$19.75			$2.92

At June 30, 2013, there was $6.1 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.31 years.  There were approximately 0.4 million options that became vested during the six months ended June 30, 2013.

Restricted Common Stock

On January 15, 2013, the Company issued 38,000 shares of restricted common stock that vest on August 16, 2013.

On April 26, 2013, the Company issued 181,400 shares of restricted common stock.  106,900 of these shares vest in increments as follows: 1/3rd on March 1, 2014, 1/3rd on March 1, 2015 and 1/3rd on March 1, 2016.  The remaining 74,500 shares of restricted common stock vest according to certain financial performance criteria.  As of June 30, 2013, management is uncertain whether the Company will achieve the financial performance criteria.  Accordingly, the Company has not recorded compensation expense for the contingent restricted stock for the three months ended June 30, 2013.  The Company will re-evaluate this estimate during the third quarter of 2013.

Common Stock Warrants

As of June 30, 2013, the Company has outstanding 516,533 common stock warrants with a weighted average exercise price of $7.26 per share.  Information regarding outstanding warrants as of June 30, 2013 is as follows:

Grant date	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
December 9, 2004	63,641	63,641	$20.70	1.42
June 10, 2009	15,796	15,796	$7.50	5.93
August 31, 2009	24,934	24,934	$7.50	5.93
October 2, 2009	361,433	361,433	$5.00	6.33
March 15, 2010	8,337	8,337	$7.50	6.50
April 5, 2010	930	930	$7.50	6.50
December 15, 2010	41,462	41,462	$6.00	2.42

Total	516,533	516,533

Note 5 — Property and Equipment

A summary of the components of property and equipment at June 30, 2013 and December 31, 2012 are as follows:

	Estimated Useful Lives			June 30, 2013	December 31, 2012
Research and development equipment			3 years	$6,680,214	$3,542,045
Leasehold improvements			5 years	385,323	333,646
Computer equipment			5 years	97,740	97,740
Office equipment	3 years	to	5 years	95,144	95,144
Work-in-progress				5,667,793	—
				12,926,214	4,068,575
Accumulated depreciation				(3,071,386)	(2,531,917)
Property and equipment, net				$9,854,828	$1,536,658

Depreciation and amortization expense of property and equipment for the six months ended June 30, 2013 and June 30, 2012 was approximately $539,470 and $252,982, respectively.

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

Note 7 — Revenue and Credit Concentrations

During the six months ended June 30, 2013 and 2012, revenues by customers with more than 10% of revenue were as follows:

	Six months ended June 30, 2013		Six months ended June 30, 2012
	Amount	%	Amount	%
Company A	$5,000,000	99%	$-	-%
Company B	-	-%	67,140	91%
Total	$5,000,000	99%	$67,140	91%

As of June 30, 2013 and December 31, 2012, there were no accounts receivable balances.

Note 8 — Subsequent Event

None.

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

Forward-looking statements in or incorporated by reference in this report include, without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources.  Investors are cautioned that such forward-looking statements involve risks and uncertainties.  Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements include, but are not limited to, the rate and degree of market acceptance of our products, our ability to develop and market new and enhanced products, our ability to obtain financing as and when we need it, competition from existing and new products, fluctuation of quarterly financial results, reliance on third party manufacturers and suppliers, reliance on the proprietary technology of others, loss of key personnel, uncertain protection for our intellectual property, litigation or other proceedings, dependence on corporate partners and collaborators and future changes in the electronic market industry that may adversely affect the Company.

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

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2013, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on February 26, 2013.

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

RESULTS OF OPERATIONS

Comparison of the six months ending June 30, 2013 and 2012

REVENUES.  During the first quarter of 2010, we began to manufacture, market and sell our thin film product.  We also earn engineering revenue.

Revenues were $5,070,165 for the six months ended June 30, 2013 as compared to $74,124 for the six months ended June 30, 2012, an increase of $4,996,041.  $5.0 million of revenue from a PC manufacturer was recognized in the six months ended June 30, 2013 as non-recurring engineering revenue.  We anticipate that, as we further develop and improve upon UniBoss, we will earn additional non-recurring engineering revenue in the remaining quarters of 2013.  We expect to sell the finished products to OEMs in 2013.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues was $3,421 for the six months ended June 30, 2013 and $25,479 for the six months ended June 30, 2012.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 140% or approximately $2,535,000, to $4,352,844 for the six months ended June 30, 2013 from $1,817,873 for the six months ended June 30, 2012.  The major changes to selling, general and administrative expenses are as follows:

a)  Salaries and benefits increased by approximately $1,041,000 to $2,127,000 for the six months ended June 30, 2013 compared to $1,086,000 for the six months ended June 30, 2012 due to the following: an increase in salaries to $679,000 for the six months ended June 30, 2013 compared to $409,000 for the six months ended June 30, 2012 due to an increase in the number of employees; an increase in stock compensation expense to $691,000 for the six months ended June 30, 2013 compared to $634,000 for the six months ended June 30, 2012; an increase in restricted stock expense to $764,000 for the six months ended June 30, 2013 compared to $0 for the six months ended June 30, 2012; and an increase in employee bonus expense to $134,000 for the six months ended June 30, 2013 compared to $0 for the six months ended June 30, 2012;

b) Contract labor expense increased by approximately $23,000 to $57,000 for the six months ended June 30, 2013 compared to $34,000 for the six months ended June 30, 2012;

c) Legal expense increased by approximately $1,027,000 to $1,184,000 for the six months ended June 30, 2013 compared to $157,000 for the six months ended June 30, 2012 primarily due to legal fees related to the UK Action, the Texas Action and the class action lawsuit and an increase in patent related legal work;

d) Accounting expense decreased by approximately $5,000 to $48,000 for the six months ended June 30, 2013 compared to $53,000 for the six months ended June 30, 2012;

e) Office expense increased by approximately $15,000 to $18,000 for the six months ended June 30, 2013 compared to $3,000 for the six months ended June 30, 2012;

f) Travel expense increased by approximately $100,000 to $136,000 for the six months ended June 30, 2013 compared to $36,000 for the six months ended June 30, 2012;

g) Depreciation and amortization expense increased by approximately $286,000 to $539,000 for the six months ended June 30, 2013 compared to $253,000 for the six months ended June 30, 2012.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $2,151,000, or 93%, during the six months ended June 30, 2013 to $4,468,191 from $2,317,341 for the six months ended June 30, 2012. The primary reason for the increase in research and development expense is due to an increase lab expense related to prototype development.  The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $1,041,000 to $2,127,000 for the six months ended June 30, 2013 compared to $1,086,000 for the six months ended June 30, 2012 due to the following: an increase in salaries to $904,000 for the six months ended June 30, 2013 compared to $724,000 for the six months ended June 30, 2012 due to an increase in the number of employees; an increase in stock compensation expense to $771,000 for the six months ended June 30, 2013 compared to $600,000 for the six months ended June 30, 2012; an increase in restricted stock expense to $242,000 for the six months ended June 30, 2013 compared to $0 for the six months ended June 30, 2012; and an increase in employee bonus expense to $139,000 for the six months ended June 30, 2013 compared to $0 for the six months ended June 30, 2012;

b) Consulting expense attributable to research and development decreased by approximately $62,000 to $0 for the six months ended June 30, 2013 compared to $62,000 for the six months ended June 30, 2012;

c) Lab expense increased by approximately $1,384,000 to $2,016,000 for the six months ended June 30, 2013 compared to $632,000 for the six months ended June 30, 2012 primarily due to increased services related to prototype development; and

d) Travel expense increased by approximately $49,000 to $89,000 for the six months ended June 30, 2013 compared to $40,000 for the six months ended June 30, 2012.

OTHER INCOME (EXPENSE).

Interest income, net, increased to income of $6,471 for the six months ended June 30, 2013 as compared to income of $2,826 for the six months ended June 30, 2012, primarily due to an increase in the average cash on hand during the six months ended June 30, 2013.

NET INCOME (LOSS).   Net loss was $3,747,820 for the six months ended June 30, 2013, as compared to a net loss of $4,083,743 for the six months ended June 30, 2012.

Comparison of the three months ending June 30, 2013 and 2012

REVENUES.  During the first quarter of 2010, we began to manufacture, market and sell our thin film product.  We also earn engineering revenue.

Revenues were $749 for the three months ended June 30, 2013 as compared to $70,560 for the three months ended June 30, 2012, a decrease of $69,811.  We anticipate that, as we further develop and improve upon UniBoss, we will earn additional non-recurring engineering revenue in the remaining quarters of 2013.  We expect to sell the finished products to OEMs in 2013.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues was $385 for the three months ended June 30, 2013 and $24,106 for the three months ended June 30, 2012.   Cost of revenues decreased as a result of the decrease in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 144% or approximately $1,284,000, to $2,172,777 for the three months ended June 30, 2013 from $888,804 for the three months ended June 30, 2012.  The major changes to selling, general and administrative expenses are as follows:

a)  Salaries and benefits increased by approximately $627,000 to $1,162,000 for the three months ended June 30, 2013 compared to $535,000 for the three months ended June 30, 2012 due to the following: an increase in salaries to $369,000 for the three months ended June 30, 2013 compared to $206,000 for the three months ended June 30, 2012 due to an increase in the number of employees; an increase in stock compensation expense to $374,000 for the three months ended June 30, 2013 compared to $319,000 for the three months ended June 30, 2012; and an increase in restricted stock expense to $370,000 for the three months ended June 30, 2013 compared to $0 for the three months ended June 30, 2012;

b) Contract labor expense increased by approximately $36,000 to $36,000 for the three months ended June 30, 2013 compared to $0 for the three months ended June 30, 2012;

c) Legal expense increased by approximately $340,000 to $450,000 for the three months ended June 30, 2013 compared to $110,000 for the three months ended June 30, 2012 primarily due to legal fees related to the UK Action, the Texas Action and the class action lawsuit and an increase in patent related legal work;

d) Accounting expense decreased by approximately $8,000 to $20,000 for the three months ended June 30, 2013 compared to $28,000 for the three months ended June 30, 2012;

e) Office expense increased by approximately $14,000 to $15,000 for the three months ended June 30, 2013 compared to $1,000 for the three months ended June 30, 2012;

f) Travel expense increased by approximately $52,000 to $71,000 for the three months ended June 30, 2013 compared to $19,000 for the three months ended June 30, 2012;

g) Depreciation and amortization expense increased by approximately $195,000 to $321,000 for the three months ended June 30, 2013 compared to $126,000 for the three months ended June 30, 2012.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $1,331,000, or 111%, during the three months ended June 30, 2013 to $2,528,303 from $1,197,263 for the three months ended June 30, 2012. The primary reason for the increase in research and development expense is due to an increase in lab expense related to prototype development.  The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $443,000 to $1,182,000 for the three months ended June 30, 2013 compared to $739,000 for the three months ended June 30, 2012 due to the following: an increase in salaries to $480,000 for the three months ended June 30, 2013 compared to $355,000 for the three months ended June 30, 2012 due to an increase in the number of employees; an increase in stock compensation expense to $457,000 for the three months ended June 30, 2013 compared to $300,000 for the three months ended June 30, 2012; and an increase in restricted stock expense to $172,000 for the three months ended June 30, 2013 compared to $0 for the three months ended June 30, 2012;

b) Consulting expense attributable to research and development decreased by approximately $36,000 to $0 for the three months ended June 30, 2013 compared to $36,000 for the three months ended June 30, 2012;

c) Lab expense increased by approximately $845,000 to $1,181,000 for the three months ended June 30, 2013 compared to $336,000 for the three months ended June 30, 2012 primarily due to increased services related to prototype development; and

d) Travel expense increased by approximately $41,000 to $68,000 for the three months ended June 30, 2013 compared to $27,000 for the three months ended June 30, 2012.

OTHER INCOME (EXPENSE).

Interest income, net, increased to income of $5,481 for the three months ended June 30, 2013 as compared to income of $1,255 for the three months ended June 30, 2012, primarily due to an increase in the average cash on hand during the three months ended June 30, 2013.

NET INCOME (LOSS).   Net loss was $4,695,235 for the three months ended June 30, 2013, as compared to a net loss of $2,038,358 for the three months ended June 30, 2012.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. Until our products begin to earn enough revenue to support our operations, which may never happen, we will continue to be highly dependent on financing from third parties.  On April 23, 2013 we sold 1,374,250 shares of our common stock, raising net proceeds of approximately $41.2 million.  Barring unanticipated expenses, we expect the proceeds from this offering, together with our cash on hand and collaborative agreements with corporate partners, to support our operations through December 31, 2014.

Operating Activities

Cash provided by operating activities during the six months ended June 30, 2013 was $5,391,942 as compared to cash used in operating activities during the six months ended June 30, 2012 was $2,572,143.

Investing Activities

Cash used for investing activities during the six months ended June 30, 2013 was $8,857,640 as compared to $14,071 of cash used for the six months ended June 30, 2012.  The increase in the use of cash for investing activities during the six months ended June 30, 2013 was primarily attributable to the purchase of equipment related to our research and development activities and for anticipated production.

Financing Activities

Historically, we have financed our operating and investing activities primarily from the proceeds of private placements and public offerings of common stock, convertible investor notes, and a preferred stock offering.

The total net cash provided by financing activities was $43,874,006 for the six months ended June 30, 2013, which includes:

•	$151,982 of net proceeds from the exercise of warrants;
•	$2,502,131 of net proceeds from the exercise of stock options; and
•	$41,219,893 of net proceeds from the issuance of common stock.

During the six months ended June 30, 2012, the total net cash provided by financing activities was $0.

Working Capital

Our primary sources of liquidity have been the sale of registered shares of our common stock to the public which was completed in April 2013,  short-term loans from private placements of convertible notes, private placements of equity securities, the sale of certain intellectual property and the issuance of shares of common stock.

As of June 30, 2013, we had a cash balance of approximately $53.4 million and working capital of $46.8 million.  We project that current cash reserves will sustain our operations through at least December 31, 2014, and we are not aware of any trends or potential events that are likely to adversely impact our short term liquidity through this term.  As noted above, we raised net proceeds of approximately $41.2 million in April 2013 through the sale of our common stock.

Through December 31, 2013, we expect to fund our operations with our net product revenues from our commercial products and cash and cash equivalents supplemented by proceeds from equity or debt financings, and loans or collaborative agreements with corporate partners.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2013, management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management concluded that, as of June 30, 2013, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a description of the current status of the legal proceedings in which we are involved, please see Note 3 to our financial statements, which are included in this report at Part I, Item 1.

ITEM 1A. RISK FACTORS.
We incorporated by reference the risk factors included at Item 1A of our annual report on Form 10-K which was filed with the Securities and Exchange Commission on February 26, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description of Document
3.1	Composite Certificate of Incorporation of Uni-Pixel, Inc. (1)
3.2	Amended and Restated Bylaws of Uni-Pixel, Inc. (2)
31.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101.INS	XBRL Instance Document (3)(4)
101.SCH	XBRL Taxonomy Extension Schema (3)(4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)(4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)(4)
101.LAB	XBRL Taxonomy Extension Label Linkbase (3)(4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)(4)

(1) Previously filed as an exhibit to Post-Effective Amendment No. 1 to the Company’s S-1 registration statement, number 333-169279, which was filed with the SEC on December 10, 2010 and incorporated by reference hereto.

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

UNI-PIXEL, INC.

August 8, 2013	By:	/s/ Reed J. Killion
Date		Reed J. Killion, Chief Executive Officer and President

	By:	/s/ Jeffrey W. Tomz
Jeffrey W. Tomz, Chief Financial Officer