Form 10-Q
period 2013-09-30
Uni-Pixel
filed 2013-11-07
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of October 31, 2013, the issuer had 12,236,048 shares of issued and outstanding common stock, par value $0.001 per share.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Uni-Pixel, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$46,631,201	$13,000,372
Prepaid expenses	—	160,320

Total current assets	46,631,201	13,160,692

Property and equipment, net of accumulated depreciation of $3,760,789 and $2,531,917, at September 30, 2013 and December 31, 2012, respectively	13,572,134	1,536,658
Restricted cash	17,439	17,439

Total assets	$60,220,774	$14,714,789

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,228,077	$348,683
Bonus accrual	273,675	—
Deferred revenue	5,000,000	—

Total current liabilities	6,501,752	348,683

Total liabilities	6,501,752	348,683

Commitments and contingencies (Note 3)	—	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 12,189,570 shares issued and outstanding at September 30, 2013 and 9,854,268 shares issued and outstanding at December 31, 2012	12,190	9,854
Additional paid-in capital	134,066,617	85,669,802
Accumulated deficit	(80,359,785)	(71,313,550)

Total shareholders’ equity	53,719,022	14,366,106

Total liabilities and shareholders’ equity	$60,220,774	$14,714,789

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$—	$—	$5,070,165	$74,124

Cost of revenues	—	—	3,421	25,479

Gross margin	—	—	5,066,744	48,645

Selling, general and administrative expenses	2,478,717	829,628	6,831,561	2,647,501
Research and development	2,826,532	1,216,464	7,294,723	3,533,805

Operating loss	(5,305,249)	(2,046,092)	(9,059,540)	(6,132,661)

Other income
Interest income, net	6,834	2,448	13,305	5,274

Net loss	$(5,298,415)	$(2,043,644)	$(9,046,235)	$(6,127,387)

Per share information
Net loss - basic	$(0.44)	$(0.24)	$(0.80)	$(0.80)
Net loss - diluted	(0.44)	(0.24)	(0.80)	(0.80)

Weighted average number of basic common shares outstanding	12,090,337	8,596,928	11,271,118	7,630,720
Weighted average number of diluted common shares outstanding	12,090,337	8,596,928	11,271,118	7,630,720

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock
	Number		Additional		Total
	of Shares	Amount	Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
Balance, December 31, 2011	7,142,307	$7,142	$70,589,438	$(62,295,742)	$8,300,838
Stock compensation expense	—	—	2,482,911	—	2,482,911
Exercise of warrants	157,709	157	87,350	—	87,507
Exercise of stock options	1,667	2	12,501	—	12,503
Issuance of restricted stock	32,000	32	228,128	—	228,160
Issuance of common stock, net of issuance costs	2,520,585	2,521	12,269,474	—	12,271,995
Net loss	—	—	—	(9,017,808)	(9,017,808)
Balance, December 31, 2012	9,854,268	$9,854	$85,669,802	$(71,313,550)	$14,366,106
Stock compensation expense	—	—	2,408,590	—	2,408,590
Exercise of warrants	431,251	431	175,551	—	175,982
Exercise of stock options	491,801	493	3,283,388	—	3,283,881
Issuance of restricted stock	38,000	38	1,310,767	—	1,310,805
Issuance of common stock, net of issuance costs	1,374,250	1,374	41,218,519	—	41,219,893
Net loss	—	—	—	(9,046,235)	(9,046,235)
Balance, September 30, 2013 (unaudited)	12,189,570	$12,190	$134,066,617	$(80,359,785)	$53,719,022

See accompanying notes to these condensed consolidated financial statements

Uni-Pixel, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(9,046,235)	$(6,127,387)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,228,872	378,940
Restricted stock issuance	1,310,805	—
Stock compensation expense	2,408,590	1,846,492
Change in operating assets and liabilities:
Decrease in accounts receivable	—	4,550
(Increase) decrease in prepaid assets	160,320	(211,073)
Increase in accounts payable	879,394	16,120
Increase in bonus accrual	273,675	—
Increase in deferred revenue	5,000,000	—
Net cash provided by (used in) operating activities	2,215,421	(4,092,358)

Cash flows from investing activities
Purchase of property and equipment	(13,264,348)	(25,571)
Net cash used in investing activities	(13,264,348)	(25,571)

Cash flows from financing activities
Proceeds from exercise of warrants, net	175,982	—
Proceeds from exercise of stock options, net	3,283,881	—
Proceeds from the issuance of common stock, net	41,219,893	12,271,995
Net cash provided by financing activities	44,679,756	12,271,995

Net increase in cash and cash equivalents	33,630,829	8,154,066
Cash and cash equivalents, beginning of period	13,000,372	7,216,663
Cash and cash equivalents, end of period	$46,631,201	$15,370,729

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash financing information:
Issuance of 399,629 shares of common stock in exchange for the cashless exercise of warrants to purchase 505,661 shares of common stock for the nine months ended September 30, 2013. Issuance of 2,722 shares of common stock in exchange for the cashless exercise of warrants to purchase 33,542 shares of common stock for the nine months ended September 30, 2012.	$2,151,182	$16,335

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

Uni-Pixel produces Clearly Superior™ Performance Engineered Film™ to the lighting & display and flexible electronics market segments. The Company has 3 patents issued and 95 patent applications filed covering its Performance Engineered Film™ development and manufacturing platforms.

Uni-Pixel’s UniBoss™ Process is a roll-to-roll or continuous flow printed electronics manufacturing process that offers high fidelity replication of surface micro structures, advanced micro-optic structures, and conductive elements on thin film.  Our roll-to-roll production capabilities result in low production costs which allow us to competitively price our product at or below the price of other products in the market today.

InTouch™ Sensors is Uni-Pixel’s newly developed and named pro-cap, multi-touch sensor film, previously named after the UniBoss™ manufacturing process. Eastman Kodak Company and Uni-Pixel have further cobranded this new name as “InTouch™ Sensors Powered by Kodak,” which reflects the synergistic contributions the companies bring to this new touch-screen sensor solution.

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

As of September 30, 2013, Uni-Pixel had accumulated a total deficit of $80.4 million from operations in pursuit of these objectives.

Since our inception, we have been primarily engaged in developing our initial product technologies, recruiting personnel, commencing our operations and obtaining sufficient capital to meet our working capital needs. In the course of our development activities, we have sustained losses through September 30, 2013. We will finance our operations primarily through our existing cash and possible future financing transactions.

As of September 30, 2013, we had cash and cash equivalents of $46.6 million.  We believe that our existing capital resources are adequate to finance our operations until at least December 31, 2014 based on our current long-term business plan.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional capital through offerings of our debt or equity securities to meet our business objectives.

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

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the technology industry.  There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2013 compared to what was previously disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2012. The consolidated financial information as of December 31, 2012 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2012.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the condensed consolidated financial statements.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2013, as compared to the significant accounting policies disclosed in Note 2 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2012.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts, useful lives of property and equipment, impairment of property and equipment, deferred taxes, and the provision for and disclosure of litigation and loss contingencies and stock based compensation. Actual results may differ materially from those estimates.

Statement of cash flows

For purposes of the statements of cash flows, we consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Concentration of credit risk

We maintain our cash with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000.  The amounts held in these banks exceeded the insured limit of $250,000 as of September 30, 2013 and December 31, 2012.   We have not incurred losses related to these deposits.

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

Advance payments are deferred until the product is delivered, depending on shipping method or the service has been completed.

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

At September 30, 2013, 181,400 restricted shares and options and warrants to purchase 2,554,579 shares of common stock at exercise prices ranging from $5.00 to $38.70 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

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

Note 3 —   Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities for approximately 13,079 square feet at 8708 Technology Forest Pl., Ste 100, The Woodlands, Texas 77381 under a third party non-cancelable operating lease through April 30, 2016.  Further, the Company has also entered into a lease for office, warehouse and laboratory facilities for approximately 7,186 square feet at 3400 Research Forest Drive, Suite B2, The Woodlands, Texas 77381 under a third party non-cancelable operating lease through May 31, 2016. Future minimum lease commitments as of September 30, 2013 are as follows:

Year Ending December 31
Three months ending 2013	$88,820
2014	339,503
2015	345,528
2016	133,184
2017	--
2018	--
Thereafter	--
Total	$907,035

The lease for 8708 Technology Forest Pl., Ste 100, The Woodlands, Texas 77381 provides the Company with a right to extend the lease term for two additional five year terms or one term of ten years, at the Company’s option.

Eco-System Partner Royalty Obligation

In April 2013, we entered into an agreement with an Eco-System Partner (the “Agreement”), whereby we will receive $10 million of cash proceeds to assist us in increasing our production capacity. The Agreement requires us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014.  Upon achieving the minimum production capability and meeting the required quality standards specified in the Agreement, we will record non-recurring engineering revenue for the total amount of cash proceeds received.  As of September 30, 2013, we have received $5 million, which is recorded as deferred revenue in the accompanying condensed consolidated balance sheet.

Upon achieving the deliverables of the Agreement, we will pay a commission to the Eco-System Partner of 10%, on revenue derived from the sales of InTouch™ Sensors directly to the Eco-System Partner or to those of the Eco-System Partner’s manufacturing partners that use the Eco-System Partner’s Preferred Price and Capacity License Agreement.  The commission amount is capped at $18.5 million.

Litigation

On or around December 12, 2012, we were served with notice of two lawsuits filed by Conductive Inkjet Technology Limited (“CIT”) in the Patent Court in the United Kingdom.  The two cases are respectively claim nos. HC12E02467 and HC12F02468 (the “UK Actions”).  The first action, which is case number HC12E02467, asserts that we included CIT’s confidential information in two Patent Cooperation Treaty (“PCT”) patent applications that we filed.  The second action, which is case number HC12F02468, seeks relief for (1) breach of contract, (2) causing loss by unlawful means, and (3) breach of confidence.  It also asserts that we included CIT's confidential information in the two PCT patent applications and a European and Korean application deriving from one of them. The UK Actions seek a finding that we violated a duty of confidence to CIT, an order that confidential materials be returned to CIT, an order that we change the inventorship on the four patent applications to include Xennia (a former co-owners of CIT) employees, and ownership of those patent applications to CIT, an inquiry into damages, other forms of injunctive and declaratory relief, and the award of attorney fees and costs.  On January 3, 2013, we filed an Acknowledgement of Service for each of the UK Actions with the court and indicated that we intended to contest the jurisdiction of the United Kingdom court over these matters. A hearing on our contest of jurisdiction took place on April 22-23, 2013.  On October 7, 2013, the UK court found UK jurisdiction proper on the inventorship claims but found that CIT had exceeded its jurisdiction with regard to certain of its breach claims.  The UK court allowed CIT to amend those claims to fall within UK jurisdiction.  The UK court also awarded CIT 80% of its reasonable costs related to the jurisdictional dispute with the sum of £50,000 being due by October 21, 2013.  On October 28, 2013 we filed an Acknowledgement of Service for each of the UK Actions stated that we intended to defend the claims.  A substantive defense to CIT’s claims is due on November 11, 2013.  No UK trial date has been set.

On January 18, 2013, we filed a verified petition and applications for temporary and permanent injunction against CIT in the 284th Judicial District in Montgomery County, Texas (the “Texas Action”).  The case was assigned cause number 13-01-00561.  In the Texas Action, we asked the court to provide the following relief: issue a preliminary ruling that Montgomery County, Texas is the exclusive venue for the UK Actions, issue a preliminary ruling that CIT violated the terms of an agreement with us (the “2010 Agreement”) by filing the UK Actions, enter a judgment that we did not violate any duty of confidentiality to CIT, enter a judgment against CIT for breach of contract and award additional relief as set forth in the verified petition, including costs, pre and post judgment interest, and attorney’s fees.  A hearing on the temporary injunction application was set for January 31, 2013.  On January 25, 2013, CIT removed the Texas Action from state court to federal court in the Southern District of Texas based on CIT’s non-Texas resident status.  On April 30, 2013, the Federal Court remanded the case back to state court in Montgomery County.  On August 28, 2013, the state court set a trial date of June 4, 2014.  The case is currently pending.

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

Note 4 —Equity, Stock Plan and Warrants

Common Stock

During the nine months ended September 30, 2013, we (1) issued 491,801 shares of common stock for cash in connection with the exercise of stock options; (2) issued 31,622 shares of common stock for cash in connection with the exercise of warrants; (3) issued 399,629 shares of common stock as a result of the cashless exercise of warrants; (4) issued 38,000 shares of common stock to various directors and officers in connection with the vesting of restricted stock awards; and (5) issued 1,374,250 shares of common stock and received proceeds of $41.2 million, net of issuance costs of $2.8 million.

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

Our Stock Incentive Plans are administered by our Board of Directors, which has the sole discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.  As of September 30, 2013, there were 389,338 shares available for issuance under the Stock Incentive Plans.

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

Total compensation expense recognized for options was approximately $2.4 million and $1.8 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.  The Company has recorded approximately $1.1 million of stock compensation expense in selling, general and administrative expenses and approximately $1.3 million in research and development expense for the nine months ended September 30, 2013 and approximately $0.9 million of stock compensation expense in selling, general and administrative expenses and approximately $0.9 million in research and development expense for the nine months ended September 30, 2012.

A summary of the changes in the total stock options outstanding during the nine months ended September 30, 2013 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2012	2,254,514	$7.08
Granted	281,000	$30.07
Forfeited or expired	(1,667)	$7.80
Exercised	(491,801)	$7.03
Outstanding at September 30, 2013	2,042,046	$10.25
Vested and exercisable at September 30, 2013	1,336,398	$7.17

The fair values of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Month ended September 30, 2013			Three Months ended September 30, 2012	Nine Months ended September 30, 2013			Nine Months ended September 30, 2012
Expected life (years)			5 years	na			5 years			5 years
Interest rate	1.32	to	1.71%	na	0.69	to	1.71%	0.69	to	0.90%
Dividend yield			—	na			—			—
Volatility	124.28	to	132.25%	na	57.26	to	132.25%			63.63%
Forfeiture rate			—	na			—			—
Weighted average fair value of options granted			$14.12	na			$19.03			$2.92

At September 30, 2013, there was $5.6 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.28 years.  There were approximately 0.5 million options that became vested during the nine months ended September 30, 2013.

Restricted Common Stock

On August 16, 2013, the Company issued 38,000 shares of common stock to various directors and officers in connection with the vesting of restricted stock awards that were granted on January 15, 2013.

On April 26, 2013, the Company issued 181,400 shares of restricted common stock.  106,900 of these shares vest in increments as follows: 1/3rd on March 1, 2014, 1/3rd on March 1, 2015 and 1/3rd on March 1, 2016.  The remaining 74,500 shares of restricted common stock vest according to certain financial performance criteria.  As of September 30, 2013, management is uncertain whether the Company will achieve the financial performance criteria.  Accordingly, the Company has not recorded compensation expense for the contingent restricted stock for the nine months ended September 30, 2013.  The Company will re-evaluate this estimate during the fourth quarter of 2013.

Common Stock Warrants

As of September 30, 2013, the Company has outstanding 512,533 common stock warrants with a weighted average exercise price of $7.27 per share.  Information regarding outstanding warrants as of September 30, 2013 is as follows:

Grant date	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
December 9, 2004	63,641	63,641	$20.70	1.17
June 10, 2009	15,796	15,796	$7.50	5.68
August 31, 2009	24,934	24,934	$7.50	5.68
October 2, 2009	361,433	361,433	$5.00	6.08
March 15, 2010	8,337	8,337	$7.50	6.25
April 5, 2010	930	930	$7.50	6.25
December 15, 2010	37,462	37,462	$6.00	2.17

Total	512,533	512,533

Note 5 — Property and Equipment

A summary of the components of property and equipment at September 30, 2013 and December 31, 2012 are as follows:

	Estimated Useful Lives			September 30, 2013	December 31, 2012
Research and development equipment	3 years			$9,597,668	$3,542,045
Leasehold improvements	5 years			385,323	333,646
Computer equipment	5 years			97,740	97,740
Office equipment	3 years	to	5 years	95,144	95,144
Construction-in-progress				7,157,048	—
				17,332,923	4,068,575
Accumulated depreciation				(3,760,789)	(2,531,917)
Property and equipment, net				$13,572,134	$1,536,658

Depreciation and amortization expense of property and equipment for the nine months ended September 30, 2013 and September 30, 2012 was approximately $1.2 million and $0.4 million, respectively.

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

Note 7 — Revenue and Credit Concentrations

During the nine months ended September 30, 2013 and 2012, revenues by customers with more than 10% of revenue were as follows:

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
	Amount	%	Amount	%
Company A	$5,000,000	99%	$-	-%
Company B	-	-%	67,140	91%
Total	$5,000,000	99%	$67,140	91%

As of September 30, 2013 and December 31, 2012, there were no accounts receivable balances.

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

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2013, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on February 26, 2013.

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

Advance payments are deferred until product is delivered, depending on shipping method or the service has been completed.

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

RESULTS OF OPERATIONS

Comparison of the nine months ending September 30, 2013 and 2012

REVENUES.  During the first quarter of 2010, we began to manufacture, market and sell our thin film product.  We also earn engineering revenue.

Revenues were $5,070,165 for the nine months ended September 30, 2013 as compared to $74,124 for the nine months ended September 30, 2012, an increase of $4,996,041.  $5.0 million of revenue from a PC manufacturer was recognized in the nine months ended September 30, 2013 as non-recurring engineering revenue.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues was $3,421 for the nine months ended September 30, 2013 and $25,479 for the nine months ended September 30, 2012.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 158% or approximately $4,184,000, to $6,831,561 for the nine months ended September 30, 2013 from $2,647,501 for the nine months ended September 30, 2012.  The major changes to selling, general and administrative expenses are as follows:

a)  Salaries and benefits increased by approximately $1,757,000 to $3,400,000 for the nine months ended September 30, 2013 compared to $1,643,000 for the nine months ended September 30, 2012 due primarily to the following: an increase in salaries to $1,107,000 for the nine months ended September 30, 2013 compared to $614,000 for the nine months ended September 30, 2012 due to an increase in the number of employees; an increase in stock compensation expense to $1,103,000 for the nine months ended September 30, 2013 compared to $946,000 for the nine months ended September 30, 2012; an increase in restricted stock expense to $895,000 for the nine months ended September 30, 2013 compared to $0 for the nine months ended September 30, 2012; and an increase in employee bonus expense to $134,000 for the nine months ended September 30, 2013 compared to $0 for the nine months ended September 30, 2012;

b) Contract labor expense increased by approximately $46,000 to $93,000 for the nine months ended September 30, 2013 compared to $47,000 for the nine months ended September 30, 2012;

c) Legal expense increased by approximately $1,213,000 to $1,423,000 for the nine months ended September 30, 2013 compared to $210,000 for the nine months ended September 30, 2012 primarily due to legal fees related to the UK Actions, the Texas Action and the class action lawsuit and an increase in patent related legal work;

d) Accounting expense increased by approximately $6,000 to $72,000 for the nine months ended September 30, 2013 compared to $66,000 for the nine months ended September 30, 2012;

e) Office expense increased by approximately $60,000 to $66,000 for the nine months ended September 30, 2013 compared to $6,000 for the nine months ended September 30, 2012;

f) Travel expense increased by approximately $142,000 to $193,000 for the nine months ended September 30, 2013 compared to $51,000 for the nine months ended September 30, 2012;

g) Depreciation and amortization expense increased by approximately $850,000 to $1,229,000 for the nine months ended September 30, 2013 compared to $379,000 for the nine months ended September 30, 2012.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $3,761,000, or 106%, during the nine months ended September 30, 2013 to $7,294,723 from $3,533,805 for the nine months ended September 30, 2012. The primary reason for the increase in research and development expense is due to an increase lab expense related to prototype development.  The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $1,324,000 to $3,535,000 for the nine months ended September 30, 2013 compared to $2,211,000 for the nine months ended September 30, 2012 due primarily to the following: an increase in salaries to $1,439,000 for the nine months ended September 30, 2013 compared to $1,110,000 for the nine months ended September 30, 2012 due to an increase in the number of employees; an increase in stock compensation expense to $1,305,000 for the nine months ended September 30, 2013 compared to $900,000 for the nine months ended September 30, 2012; an increase in restricted stock expense to $416,000 for the nine months ended September 30, 2013 compared to $0 for the nine months ended September 30, 2012; and an increase in employee bonus expense to $139,000 for the nine months ended September 30, 2013 compared to $0 for the nine months ended September 30, 2012;

b) Consulting expense attributable to research and development decreased by approximately $66,000 to $0 for the nine months ended September 30, 2013 compared to $66,000 for the nine months ended September 30, 2012;

c) Lab expense increased by approximately $2,312,000 to $3,330,000 for the nine months ended September 30, 2013 compared to $1,018,000 for the nine months ended September 30, 2012 primarily due to increased services related to prototype development; and

d) Travel expense increased by approximately $104,000 to $167,000 for the nine months ended September 30, 2013 compared to $63,000 for the nine months ended September 30, 2012.

OTHER INCOME.

Interest income, net, increased to income of $13,305 for the nine months ended September 30, 2013 as compared to income of $5,274 for the nine months ended September 30, 2012, primarily due to an increase in the average cash on hand during the nine months ended September 30, 2013.

NET LOSS.   Net loss was $9,046,235 for the nine months ended September 30, 2013, as compared to a net loss of $6,127,387 for the nine months ended September 30, 2012.

Comparison of the three months ending September 30, 2013 and 2012

REVENUES.  During the first quarter of 2010, we began to manufacture, market and sell our thin film product.  We also earn engineering revenue.

Revenues were $0 for the three months ended September 30, 2013 as compared to $0 for the three months ended September 30, 2012.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues was $0 for the three months ended September 30, 2013 and $0 for the three months ended September 30, 2012.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 199% or approximately $1,649,000, to $2,478,717 for the three months ended September 30, 2013 from $829,628 for the three months ended September 30, 2012.  The major changes to selling, general and administrative expenses are as follows:

a)  Salaries and benefits increased by approximately $716,000 to $1,273,000 for the three months ended September 30, 2013 compared to $557,000 for the three months ended September 30, 2012 due primarily to the following: an increase in salaries to $428,000 for the three months ended September 30, 2013 compared to $205,000 for the three months ended September 30, 2012 due to an increase in the number of employees; an increase in stock compensation expense to $413,000 for the three months ended September 30, 2013 compared to $330,000 for the three months ended September 30, 2012; and an increase in restricted stock expense to $373,000 for the three months ended September 30, 2013 compared to $0 for the three months ended September 30, 2012;

b) Contract labor expense increased by approximately $22,000 to $36,000 for the three months ended September 30, 2013 compared to $14,000 for the three months ended September 30, 2012;

c) Legal expense increased by approximately $187,000 to $239,000 for the three months ended September 30, 2013 compared to $52,000 for the three months ended September 30, 2012 primarily due to legal fees related to the UK Actions, the Texas Action and the class action lawsuit and an increase in patent related legal work;

d) Accounting expense increased by approximately $11,000 to $24,000 for the three months ended September 30, 2013 compared to $13,000 for the three months ended September 30, 2012;

e) Office expense increased by approximately $44,000 to $47,000 for the three months ended September 30, 2013 compared to $3,000 for the three months ended September 30, 2012;

f) Travel expense increased by approximately $41,000 to $57,000 for the three months ended September 30, 2013 compared to $16,000 for the three months ended September 30, 2012;

g) Depreciation and amortization expense increased by approximately $563,000 to $689,000 for the three months ended September 30, 2013 compared to $126,000 for the three months ended September 30, 2012.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $1,610,000, or 132%, during the three months ended September 30, 2013 to $2,826,532 from $1,216,464 for the three months ended September 30, 2012. The primary reason for the increase in research and development expense is due to an increase in lab expense related to prototype development.  The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $592,000 to $1,323,000 for the three months ended September 30, 2013 compared to $731,000 for the three months ended September 30, 2012 due primarily to the following: an increase in salaries to $535,000 for the three months ended September 30, 2013 compared to $387,000 for the three months ended September 30, 2012 due to an increase in the number of employees; an increase in stock compensation expense to $534,000 for the three months ended September 30, 2013 compared to $319,000 for the three months ended September 30, 2012; and an increase in restricted stock expense to $174,000 for the three months ended September 30, 2013 compared to $0 for the three months ended September 30, 2012;

b) Consulting expense attributable to research and development decreased by approximately $4,000 to $0 for the three months ended September 30, 2013 compared to $4,000 for the three months ended September 30, 2012;

c) Lab expense increased by approximately $928,000 to $1,314,000 for the three months ended September 30, 2013 compared to $386,000 for the three months ended September 30, 2012 primarily due to increased services related to prototype development; and

d) Travel expense increased by approximately $55,000 to $78,000 for the three months ended September 30, 2013 compared to $23,000 for the three months ended September 30, 2012.

OTHER INCOME.

Interest income, net, increased to income of $6,834 for the three months ended September 30, 2013 as compared to income of $2,448 for the three months ended September 30, 2012, primarily due to an increase in the average cash on hand during the three months ended September 30, 2013.

NET LOSS.   Net loss was $5,298,415 for the three months ended September 30, 2013, as compared to a net loss of $2,043,644 for the three months ended September 30, 2012.

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

Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2013 was $2,215,421 as compared to cash used in operating activities during the nine months ended September 30, 2012 was $4,092,358.

Investing Activities

Cash used for investing activities during the nine months ended September 30, 2013 was $13,264,348 as compared to $25,571 of cash used for the nine months ended September 30, 2012.  The increase in the use of cash for investing activities during the nine months ended September 30, 2013 was primarily attributable to the purchase of equipment related to our research and development activities and for anticipated production.

Financing Activities

Historically, we have financed our operating and investing activities primarily from the proceeds of private placements and public offerings of common stock, convertible investor notes, and a preferred stock offering.

The total net cash provided by financing activities was $44,679,756 for the nine months ended September 30, 2013, which includes:

•	$175,982 of net proceeds from the exercise of warrants;
•	$3,283,881 of net proceeds from the exercise of stock options; and
•	$41,219,893 of net proceeds from the issuance of common stock.

During the nine months ended September 30, 2012, the total net cash provided by financing activities was $12,271,995, which represents the net proceeds from the issuance of 2,520,585 shares of common stock.

Working Capital

Our primary sources of liquidity have been the sale of registered shares of our common stock to the public which was completed in April 2013,  short-term loans from private placements of convertible notes, private placements of equity securities, the sale of certain intellectual property and the issuance of shares of common stock.

As of September 30, 2013, we had a cash balance of approximately $46.6 million and working capital of $40.1 million.  We project that current cash reserves will sustain our operations through at least December 31, 2014, and we are not aware of any trends or potential events that are likely to adversely impact our short term liquidity through this term.  As noted above, we raised net proceeds of approximately $41.2 million in April 2013 through the sale of our common stock.

Through December 31, 2013, we expect to fund our operations with our net product revenues from our commercial products and cash and cash equivalents supplemented by proceeds from equity or debt financings, and loans or collaborative agreements with corporate partners.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2013, management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management concluded that, as of September 30, 2013, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that it is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1.  LEGAL PROCEEDINGS

For a description of the current status of the legal proceedings in which we are involved, please see Note 3 to our financial statements, which are included in this report at Part I, Item 1.

ITEM 1A.  RISK FACTORS

We incorporated by reference the risk factors included at Item 1A of our annual report on Form 10-K which was filed with the Securities and Exchange Commission on February 26, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description of Document
3.1	Composite Certificate of Incorporation of Uni-Pixel, Inc. (1)
3.2	Amended and Restated Bylaws of Uni-Pixel, Inc. (2)
31.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101.INS	XBRL Instance Document (3)
101.SCH	XBRL Taxonomy Extension Schema (3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)
101.LAB	XBRL Taxonomy Extension Label Linkbase (3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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

UNI-PIXEL, INC.

November 7, 2013	By:	/s/ Reed J. Killion
Date		Reed J. Killion, Chief Executive Officer and President

	By:	/s/ Jeffrey W. Tomz
Jeffrey W. Tomz, Chief Financial Officer