Form 10-K
period 2013-12-31
Uni-Pixel
filed 2014-02-26
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒   No☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☐   No☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $172,748,456 on June 30, 2013, based on the last reported sales price of the registrant’s common stock on The NASDAQ Capital Market on such date. All executive officers, directors and 10% or more beneficial owners of the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, “affiliates” of the registrant.

As of January 31, 2014, there were 12,244,714 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

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

OVERVIEW

We are a production stage company delivering our Performance Engineered Film™ (PEF) products to the display, touch screen and flexible electronics market segments.  We recently rebranded our PEF production process as Copperhead™.  We have also recently rebranded the touch sensors made with the Copperhead™ process as InTouch™ sensors.

We make transparent conductive films and flexible electronic films based on our proprietary Copperhead™ manufacturing process for high volume, roll to roll printing of flexible thin-film conductor patterns. The Copperhead™ process offers precision micro-electronic circuit patterning and modification of surface characteristics over a large area on an ultra-thin, clear, flexible, plastic substrate. These films may be incorporated into touch sensors, capacitive switches, general lighting, automotive, antenna, display and shielding applications.  We intend to sell the touch screen films, under the brand InTouch™, as sub-components of a touch sensor module.

In addition to the flexible electronic films described above, we are currently shipping our hard coat resin and protective films for use with multiple types of devices either as protective cover films, a cover lens replacement or a conformal hard coat for plastic components. We sell our hard coat resin and optical films under the Diamond Guard™ brand.  Furthermore, our past work in developing the Time Multiplexed Optical Shutter (TMOS) technology, which we sold in May 2010, led to advances in the field of thin-film advanced optics that we believe can be leveraged for other marketable applications, such as low cost LCD backlights and general lighting films. We intend to explore the business potential within these applications and pursue those markets that offer profitable opportunities either through licensing or direct production and sales.

Our strategy is to further develop our proprietary Performance Engineered Film™ technology around the vertical markets that we have identified as high growth profitable market opportunities.  These markets include touch sensors, antennas, automotive and lighting. We have and will continue to utilize contract manufacturing for prototype fabrication to augment our internal capabilities in the short term. We also plan to enter into licensing arrangements, joint developments or ventures in key market segments to exploit the manufacturing and distribution channels of the targeted partners.

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

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC) via EDGAR.  Our SEC filings are available free of charge to the public at our website, www.unipixel.com, as soon as reasonably practicable after they have been filed with or furnished to the SEC.

The Touch Sensor Market

Proliferation of Touch-Enabled Mobile Consumer Electronics Devices.  Consumers throughout the world are rapidly adopting mobile consumer electronics devices such as smartphones, mini and full-size tablet computers, touch enabled notebook computers, All-In-One computers, mobile gaming devices and digital cameras. Advances in component technology are driving down the cost of these products and expanding their functionality. Early mobile devices were equipped with small displays with limited functionality. As the cost of color displays decreased and quality improved, consumers began rapidly adopting mobile devices with color displays. This trend towards greater functionality in mobile devices continues with the development of smartphones with touch sensors, ultra-high resolution displays, embedded cameras and high-speed data networking capability.

The overall touch sensor enabled computer electronics industry is continuing to experience significant growth.  The industry growth is being driven by a number of market forces including:

·	Increased demand for large format high resolution televisions and computer monitors;
·	Steady growth in usage of smartphones, phablets, tablet computers, notebooks, and All-In-One computers;
·	A migration to larger color screens, which are multi-touch enabled, for smartphones and other mobile devices; and
·	Decreasing costs, increasing production and improving efficiency as a newer generation of smart mobile devices are increasing production.

These factors in combination with additional market forces are driving overall growth and shifting the mix of product applications within the touch-enabled device industry.

Applications.  With the enormous growth in internet usage, there has not only been an explosion in the amount of available content, but a rapid evolution of the form in which it appears.  No longer is information a two-dimensional, text-only experience; online content is now being delivered in graphic rich, animated and video formats.  As the sophistication of the user base continues to heighten and bandwidth continues to increase, we believe there will be increasing demand for superior, high-resolution visual and touch experiences.  Flowing from this demand, we expect that new types of applications and functionality will evolve that, in turn, will enhance existing markets and create new ones. The continued evolution of technologies such as touch-enabled notebook computers, tablet computers, and smartphones, and the ability to connect all of these devices through mobile high-speed data networks, will likely fuel significant demand and, therefore, growth in what have become relatively mature markets.  The devices that deliver this rich user experience will generally have two things in common:  high resolution displays and touch interfaces.  We believe that Uni-Pixel is well situated to take advantage of these growing markets with our Diamond Guard™ hard coat and InTouch™ flexible printed touch sensors.

Films for Displays.  Glass and plastics are the principal materials being used as first surfaces for display systems.  Because displays are incorporated into devices that are used extensively and are transportable, the displays are subject to damage and the effects of use in challenging environments.  A large and growing business has developed in films that are designed to provide protection and other functional uses on top of the display surface.  The technologies that Uni-Pixel has developed can be applied to a variety of functional uses in films for display products. The Company’s Diamond Guard™ Anti-Scratch protective cover film product is used to protect touch screen devices from scratches while providing a transparency and gloss equivalent to glass.  In other embodiments, our Diamond Guard™ coating can be applied to substrates that can be used as the first surface of hand held electronic devices or cover plastic parts that could form the shell casing for mobile electronic devices. Diamond Guard™ coating can be used to replace the current cover glass and enable softer plastics to be used in external cases and other components that have been heretofore dominated by glass or metal parts.  We believe it will be less expensive to manufacture and install in addition to being lighter and more shatter and scratch resistant.

Comparing Touch Screen Technologies

The touch screen is one of the easiest user interfaces to use, making it the interface of choice for a wide variety of applications.  Accordingly, there are several technologies that compete to capitalize on this market.  The following are some examples of these technologies:

Resistive. A resistive touchscreen panel comprises several layers, the most important of which are two thin, transparent electrically-resistive layers separated by a thin space. These layers face each other with a thin gap between. The top screen (the screen that is touched) has a coating on the underside surface of the screen. Just beneath it is a similar resistive layer on top of its substrate. One layer has conductive connections along its sides, the other along top and bottom. A voltage is applied to one layer, and sensed by the other. When an object, such as a fingertip or stylus tip, presses down on the outer surface, the two layers touch to become connected at that point. The panel then behaves as a pair of voltage dividers, one axis at a time. By rapidly switching between each layer, the position of a pressure on the screen can be read.

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

Capacitive.  A capacitive touchscreen panel consists of an insulator, such as glass, coated with a transparent conductor such as indium tin oxide (ITO). As the human body is also an electrical conductor, touching the surface of the screen results in a distortion of the screen's electrostatic field, measurable as a change in capacitance. Different technologies may be used to determine the location of the touch. The location is then sent to the controller for processing.

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

Infrared grid.  An infrared touchscreen uses an array of X-Y infrared LED and photodetector pairs around the edges of the screen to detect a disruption in the pattern of LED beams. These LED beams cross each other in vertical and horizontal patterns. This helps the sensors pick up the exact location of the touch. A major benefit of such a system is that it can detect essentially any input including a finger, gloved finger, stylus or pen. It is generally used in outdoor applications and point of sale systems which cannot rely on a conductor (such as a bare finger) to activate the touchscreen. Unlike capacitive touchscreens, infrared touchscreens do not require any patterning on the glass which increases durability and optical clarity of the overall system. Infrared touchscreens are sensitive to dirt/dust that can interfere with the IR beams, and suffer from parallax in curved surfaces and accidental press when the user hovers his/her finger over the screen while searching for the item to be selected.

Infrared acrylic projection.  A translucent acrylic sheet is used as a rear projection screen to display information. The edges of the acrylic sheet are illuminated by infrared LEDs, and infrared cameras are focused on the back of the sheet. Objects placed on the sheet are detectable by the cameras. When the sheet is touched by the user the deformation results in leakage of infrared light, which peaks at the points of maximum pressure indicating the user's touch location. Microsoft's PixelSense tablets use this technology.

 Optical imaging. Optical touchscreens are a relatively modern development in touchscreen technology, in which two or more image sensors are placed around the edges (mostly the corners) of the screen. Infrared back lights are placed in the camera's field of view on the other side of the screen. A touch shows up as a shadow and each pair of cameras can then be pinpointed to locate the touch or even measure the size of the touching object. This technology is growing in popularity, due to its scalability, versatility, and affordability, especially for larger units.

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

Acoustic pulse recognition (APR).  In this system, introduced by Tyco International's Elo division in 2006, the key to the invention is that a touch at each position on the glass generates a unique sound. Four tiny transducers attached to the edges of the touchscreen glass pick up the sound of the touch. The sound is then digitized by the controller and compared to a list of prerecorded sounds for every position on the glass. The cursor position is instantly updated to the touch location. APR is designed to ignore extraneous and ambient sounds, since they do not match a stored sound profile. APR differs from other attempts to recognize the position of touch with transducers or microphones in its use of a simple table lookup method rather than requiring powerful and expensive signal processing hardware to attempt to calculate the touch location without any references. The touchscreen itself is made of ordinary glass, giving it good durability and optical clarity. It is usually able to function with scratches and dust on the screen with good accuracy. The technology is also well suited to displays that are physically larger. Similar to the dispersive signal technology system, after the initial touch, a motionless finger cannot be detected. However, for the same reason, the touch recognition is not disrupted by any resting objects.

UNI-PIXEL’S TECHNOLOGY

Overview: Uni-Pixel manufactures high-performance flexible electronic film products. The patent pending Copperhead™ process uses a high-fidelity manufacturing process to create complex micro-electronic patterns that enable revolutionary new electronic printed circuits, such as projected capacitive touch sensors.  Uni-Pixel believes that the Copperhead™ process can dramatically simplify and reduce the complexity, cost and risk of manufacturing touch sensors and other electronic circuit applications. The Copperhead™ production process enables the printing of fine line conductor patterns on flexible film substrates. This process can produce ultra-fine line (~5µm width) conductive lines and patterns that can be used for many printed circuit applications. With our process we can also print pads for connectors along with our circuits, and depending on the design we may be able to eliminate the need for adding separate flex-connectors directly to the film. Our Copperhead™ process has many advantages over competing processes for making fine-line conductor patterns.  These advantages include:

•	No photo etching process required
•	Additive patterning, not subtractive like photolithography, uses fewer materials
•	Room temperature processing
•	Roll-to-roll for high speed/volume
•	Single and double sided printing on film
•	Fast mastering for quick turn around

Successful Prototypes: We have built prototypes that have demonstrated proof of concept, technical viability, and the operation of the InTouch™  touch sensor technology. Our prototyping efforts were directed to optimizing the materials, manufacturing processes and assembly of touch sensor modules.  During 2013, we debuted several fully functional InTouch™  touch sensor prototypes.

Spin-off Products:  In conjunction with the development of the TMOS display technology, we developed key core technology and know-how in many different areas, such as embossed film, micro-patterned conductors and optical films, that were necessary for the successful development of the TMOS displays.  Through these efforts, we gained a significant understanding of thin polymer films and coatings for thin films.  As part of our development of the TMOS displays, we developed the technology to make large area, high fidelity masters of our optical micro-structures and then replicate those optical micro-structures on a large area thin polymer film.  We also developed the ability to make large quantities of these large area micro-structured films.  The first product we developed as a spin-off from the core TMOS developed technology was our FingerPrint Resistant (FPR) film and both our Copperhead™ platform and our Diamond Guard™ technology were developed using the knowledge we gained in developing TMOS displays.  Our Copperhead™ platform enables the highly efficient manufacturing of flexible printed electronic patterns, such as transparent touch screens.  Our Diamond Guard™ technology enables softer, lighter, less expensive plastics to be used for applications that have been dominated by glass and metal parts.

STRATEGY

Our business strategy is to penetrate existing applications markets with our family of Performance Engineered Film™ technologies including InTouch™ produced touch panels and our Diamond Guard™ hard coat products by leveraging the capabilities and competencies achieved in the development of our functional application specific films. We are presently focused on the following steps to implement our business strategy:

·
Develop Strategic Relationships.  We plan to cultivate relationships to further our efforts in the development and commercialization of InTouch™ produced touch panel films and our Diamond Guard™ hard coat technology. We believe that if these efforts are successful, they could result in InTouch™ based touch panels reaching commercial markets in products within the next 12 months.  We are already offering our Diamond Guard™ hard coat films for sale.  We believe that gaining the assistance of technology leading OEMs in the deployment of InTouch™ produced touch panel films by including the films in their products would be a significant step for our commercialization effort of this product.  As a result, we will seek to build relationships with OEMs that will allow us to leverage our existing knowledge, scale, infrastructure, manufacturing and expertise in thin films, optics, fine line printed conductors, assembly, and logistics.

·
Enhance the Company’s Existing Performance Engineered Film™ Technology. We believe that continuing development and enhancement of our PEF technology is critical to our success, therefore, we engage in internal development efforts that we expect will expand our intellectual property portfolio, collaborative relationships, and other strategic opportunities. Our primary focus is to expand our intellectual property through development of additional prototypes and materials that enhance and extend our product capabilities or the processes by which the systems are produced, thereby allowing them to be used in a broader array of applications.

·
Develop Prototypes Suitable for Industry Demonstration.  We have produced prototypes that we believe demonstrate our ability to meet the most demanding product requirements with a performing system and film products that we believe are superior to those currently used in the industry.  We have developed partners that provide a small volume pilot production line that provides limited quantities of films to demonstrate our production solutions for all applications.

·
Finalize a Manufacturing Process. We have completed the development of the core and foundation of our film manufacturing processes and have endeavored to protect the know-how and intellectual property in the developed processes.  While we use partners and sub-contractors to manufacture the Diamond Guard™ protective cover films and apply our hard coat resin to various products, we intend to acquire all necessary equipment to manufacture the Copperhead™ films internally with our manufacturing partner.

·
Target Leading Manufacturers. We are targeting leading display, materials and electronics manufacturers as potential partners and/or integrators of our Performance Engineered Film™ products. We will provide extensive technical assistance and support to manufacturers who are early evaluators, developers, or users of our protective cover and InTouch™ touch screen films. We also employ a “pull through” strategy (targeting end device OEMs) by actively marketing the advantages of our technologies to the manufacturers that incorporate touch screen technology into their devices.  This could result in our production partners to gaining access to the OEM supply chain driven by end OEMs seeking the competitive product advantages offered by our Performance Engineered Film™ technologies.  We also target Original Design Manufacturers (ODMs) targeted to assemble our sub-components and films into OEM products.

·
Drive Adoption by End-Product Original Equipment Manufacturers. We plan to employ a “pull through” strategy by using prototype devices and films to demonstrate our technology to OEMs and ODMs that produce end user products. We believe that the significant advantages that our films will offer in performance and protection will induce OEMs to request our solutions from their existing suppliers.

·
Build the Company’s Revenue Sources. We believe that we will be able to produce revenues from three distinct sources: product or production licenses, product sales (InTouch™, Diamond Guard™ resins and films, and other optical film sales), and funded engineering services (in support of one of our products, paid for by a customer).

We plan to conduct research on the use of a variety of different thin-film technology in surface modification applications and the construction of multi-layer stacks where micro-structures can play unique functional roles. Our focus on next-generation technologies is designed to help establish us as a recognized provider of Performance Engineered Film™ as new markets and applications emerge.

MILESTONES TO COMMERCIALIZATION

We will continue to focus on technical and business development milestones. The execution of our overall business plan includes a planned push (targeting computer component manufacturers) and pull (targeting end device OEMs) strategy for accelerating product development, supporting market entry, and the expansion of production capability and capacity.  Over the course of the last three years, we have pursued a technical development roadmap specific to Diamond Guard™ hard coat and Copperhead™ technologies that seeks to accomplish the following:

·	Finalization of Diamond Guard™ hard coat materials and coating technologies for protective cover films and anti-scratch coatings;
·	Characterization of the performance of Diamond Guard™ films and coatings as cover lens replacement across numerous touch screen devices;
·	Implementation of high volume production of protective cover film;
·	Implementation of high volume production of hard coating processes (spray coating, ink jet coating, etc.);
·	Establishment of numerous sales channels for Diamond Guard™ products;
·	Development of the Copperhead™ high volume production process; and
·	Finalization of specifications for the production of InTouch™ films for use in touch sensors

Specific to other Performance Engineered films, we have pursued:

·	Completion of designs for marketable products
·	Completion of production processes for those products
·	Completion of joint development and supply and manufacturing agreements

Our senior management team will work with various targeted strategic partners in each step of the process to provide certain market and technical support resources.  We intend to leverage partner resources in launching and growing a continuous flow manufacturing system.

CUSTOMERS AND PARTNERS

We believe the future customers for the protective cover films and Copperhead™ printed electronic film will be the device manufacturers and OEMs that currently use touch screens with the LCD and OLED displays in their products. Initially, we expect that the process of commercializing our technology will result in our strategic partners, including our development partners, manufacturing partners and other vertical market partners, becoming our primary customers.

We expect that we will pursue discussions with a variety of potential assembly and manufacturing partners as we achieve our technical milestones for our InTouch™ printed electronic film for touch sensors.  We expect that these discussions will include the demonstration of touch sensor film that can either directly displace alternative technologies, or allow for unique new design implementations.  If design contracts for our films are secured, we will leverage these OEM customers for product unit demand to target potential manufacturing partners to expand production capacity.  We have completed, with the assistance of various partners, development work that provides comprehensive validation of our Performance Engineered Film™ technology and we believe that will serve as a basis for future customer growth.

We expect our future protective cover film customers to include a variety of companies from device OEMs to channel distribution partners.  We will seek to sell rolls of film in uncut format as well as films that are die-cut and packaged as direct-to-market products.  The type and variety of film sales will depend on the nature of the specific buyer and target application for the film.

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

·
Undisclosed Plating Sub-Contractor: We have signed a manufacturing and supply agreement with this plating sub-contractor.  We have purchased and installed our initial 3 lines of roll-to-roll electroless plating equipment at the facilities owned and operated by this sub-contractor.

·
Undisclosed PC OEM: We have signed a preferred pricing and reserved capacity license agreement with this PC OEM.  We have utilized the license fee to expand our production capacity and believe that we will sell significant quantities of InTouch™ touch sensors through this relationship.

·
Intel: We have signed a preferred pricing and reserved capacity license agreement with this Intel.  We have utilized the license fee to expand our production capacity and believe that we will sell significant quantities of InTouch™ touch sensors through this relationship.

·
Kodak: We have signed a joint development and manufacturing agreement with Kodak.  We have worked with Kodak to modify one of its buildings in its Rochester, New York facility to house our high volume production capability for InTouch™ sensors.  In December 2013, we completed the installation of the first suite of manufacturing tools and cleanroom facilities. The installation includes plate mastering equipment, two roll-to-roll printing lines and four roll-to-roll plating lines in a 100,000 sq. ft. manufacturing space.  Kodak’s Rochester facility, along with the existing printing line and three additional plating lines at our Texas facility, will serve as the foundation for our commercial volume manufacturing efforts.  Our focus during the first and second quarters of 2014 will be on finalizing a highly reliable, high-volume manufacturing process to enable shipments of commercial volumes of InTouch™ sensors in the second half of 2014.

Targeted Partners

·
Touch Screen Controller Manufacturers: Although not material to our business plans, we will continue working with touch screen drive controller manufacturers to expand the market for our InTouch™ touch sensors.  We have demonstrated that, while InTouch™ touch sensors work with existing touch controllers, the touch controllers can be further modified to maximize the performance advantages that InTouch™ touch sensors offer.

·	Manufacturing and Assembly Partners: We are seeking strategic partners that are currently manufacturing or integrating touch screen panels into end user products.

Target Customers

·
Large OEM and ODM for InTouch™ touch screens and protective cover films: We have demonstrated unique proof of concept prototype devices and film products to large computer system OEMs under non-disclosure agreements to advance the evaluation of the technologies.  The initial prototypes established the first products for testing, evaluation and performance characterization necessary to gather direct performance feedback.  Additional work continues specifically to advancing the prototypes to implementation within an end user product.

·
Consumer Electronics Manufacturers: We have held initial exploratory meetings with a variety of consumer electronics OEMs, including cell phone, computer and television system manufacturers, that have all expressed a desire to possibly leverage InTouch™ touch screen films and protective cover films for the unique attributes in their products.  Each of these interactions has resulted in an invitation to return for further engineering specific meetings and significant sample exchange and evaluations, as our product development advances.

SALES AND MARKETING

We are seeking end user product OEMs that desire to integrate InTouch™ touch screens and Diamond Guard™ protective cover films and hard coat offerings into their products once available. We believe that some of the OEMs that have been engaged in these discussions will be interested in pursuing the advantages of InTouch™ touch screens and Diamond Guard™ films as a differentiator for their products relative to their competition in their individual market segments over time.  We believe that the proven entry into a single vertical market or application will drive the demand for that product for expanded applications to other product markets.

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

Currently, management is introducing our products to OEMs in various market segments.  We do this by using our prototypes to demonstrate the advantages that our Performance Engineered Film™ can provide in the form of improved efficiencies and performance. We expect to create OEM interest in our products by gaining design wins for integration of protective cover films and InTouch™ printed electronic film into established end user devices and applications.

Our plan is to advance our brand in the industry by actively demonstrating to OEMs the elegance and performance advantages of our unique solutions.  If our initial products reach the market and we begin to build momentum and manufacturing capacity within the industry, we may launch a marketing program to drive awareness of our technology as a component “brand” within the end user products.   We expect that this marketing program will be designed to drive awareness and education of our unique capabilities and enhanced performance among OEMs and wholesale and retail channels.   We believe that we will be able to promote our brand as a valued component brand included within the OEM products as a part of our relationship with the end product OEMs.  Ultimately the goal of this marketing program will be to:

•	establish us and our unique technologies, independently, as a differentiating factor in end user products; and

•	help promote our value as a component product through the inclusion by our partner OEMs of our Performance Engineered Film™ technology in their products.

RESEARCH AND DEVELOPMENT

For the twelve months ended December 31, 2013, 2012 and 2011, we have spent approximately $10.4 million, $5.1 million and $4.5 million, respectively, on research and development activities.  We continue conducting research and development both internally and externally and anticipate investments going forward.

Our headquarters and primary development activities are located in The Woodlands, Texas in two facilities located within 2 blocks of each other.  The headquarters location, which is comprised of both the primary offices as well as the development facility which houses our chemistry and testing operations, includes a Class 100 clean room where Copperhead™, Diamond Guard™ and all PEF materials development and testing is conducted.  Our facilities also include a roll-to-roll prototype and initial production line, mastering equipment, an electronics lab, optical testing facilities, test and measurement equipment, and electronics development systems.

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

The next phase prototypes should serve to support a product roadmap that targets the production of viable commercial InTouch™ touch screens within six to twelve months. The development process is intended to also include selecting and completing the preferable manufacturing processes.  On January 6, 2014, we announced that the start of the manufacturing ramp for the InTouch™ sensors product line has been delayed until the second quarter of 2014.  In 2013, we provided hundreds of samples and demonstration units to key potential customers, including the delivery of a low-volume prototype order in December although no commercial production orders were shipped. The scaling from lab-based volumes to fully-automated, roll-to-roll production of InTouch™ films has proven to take longer than initially planned. Additional automated testing and in-line measurement equipment arrived in January 2014, and this is expected to accelerate our remaining process development activities. This new equipment will also serve to provide the necessary quality control and quality assurance capabilities once we begin manufacturing in commercial volumes.

We plan to complete the installation and optimization of the manufacturing process for our Copperhead film products and have engaged a small-scale pilot production line that has been the research and development proving ground for a continuous flow manufacturing process followed by a roll-to-roll manufacturing process for all of our Performance Engineered Film™. We believe that the combination of our internal pilot printing equipment, our equipment at the plating sub-contractor, and the Kodak manufacturing facility (both printing and plating) will have adequate capacity to supply potential customer needs for the near future.  It is planned to add additional production equipment to the Kodak facility as demand grows.

Research and development costs are expensed as incurred and include salaries and benefits, costs to third party contractors to perform research or other activities related to our research, professional fees related to intellectual property work, and a portion of facilities costs.  The materials used in our research and development and in the manufacturing of our Diamond Guard™ films are readily available for purchase in the open market.

INTELLECTUAL PROPERTY SUMMARY

Intellectual Property:  As a company primarily focused on developing new technologies, we expect that our most valuable asset will be our intellectual property. This includes U.S. and foreign patents, patent applications, registered trademarks, common-law trademarks, trade secrets and know-how. We are pursuing an aggressive intellectual property strategy.

As of the date of this report, we have 4 U.S. patents issued and 1 Japanese patent issued and 111 patent applications filed.  This includes 30 Paris Convention Treaty (PCT) patent applications which can still be individually filed in up to 172 different countries, including the U.S.  There are 26 applications filed already in the U.S.  We have also filed 46 patent applications in Taiwan, which is not a member of the PCT.  All of the patent applications, barring unforeseen problems, are expected to provide patent protection in many additional countries including China, Japan, South Korea, India and Europe.  We expect to file a significant number of additional patent applications as our technology matures.  Our issued U.S. patents will expire between September 2025 and April 2033.

We have also registered the marks “Unipixel”, “DiamondGuard” and “Uniboss” on the principal register of the U.S. Patent and Trademark Office and we have applied for registration of the marks “InTouch” and “Copperhead Flexible Printed Electronics”.

We rely on a combination of patent and trademark filings, laws that protect intellectual property, confidentiality procedures, and contractual restrictions with our employees and others, to establish and protect our intellectual property rights.

COMPETITION

The industry in which we operate is highly competitive. While existing touch screen technologies based on the use of indium tin oxide (ITO) currently dominate the marketplace, we will be more specifically competing against other emerging technologies that also seek to improve the performance of touch screen systems.  It is our objective to enable the existing touch module assembly infrastructure to incorporate the use of InTouch™ touch screen films into their current manufacturing and assembly operations.  In this way, we believe InTouch™ touch screen products can penetrate the touch screen industry quicker and overcome the resistance to change.  Given the potential advantages that we believe the InTouch™ touch screen films offer, we believe that this should be a relatively quick, inexpensive and profitable process for these manufacturers.

Compared to our competition, we believe we follow a more broadly developed business model allowing us to benefit from the following factors:

·	A wide range of opportunities to enter the market;
·	The flexibility to pursue multiple entry points to multiple market segments;
·	The ability to be a supplier of key materials;
·	The ability to profitably produce relatively small volumes of products; and
·	The ability to leverage established infrastructures.

We currently do not represent a significant competitive presence in our industry.

EMPLOYEES

As of January 31, 2014, we have 42 full-time employees and no part-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also employ consultants on an as-needed basis to supplement existing staff.

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

We are a company with a limited operating history and no significant revenues to date.  To date, we have had only a few revenue-generating services and development contracts.  We expect to expend significant resources on consultants, intellectual property protection, research and development, advertising, hiring of personnel and startup costs.  We have not yet demonstrated our ability to generate ongoing revenue, and we may never be able to produce material revenues or operate on a profitable basis.  As a result, we have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future.  As of December 31, 2013, we had an accumulated total deficit of $86.5 million.

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

We are the subject of an SEC investigation.  Any final resolution of this matter could materially and adversely affect our business and our financial condition.

On November 19, 2013, we learned that the Fort Worth Regional Office of the United States Securities and Exchange Commission (“SEC”) issued subpoenas concerning our agreements relating to the InTouch Sensors. We are unable to predict what action, if any, might be taken in the future by the SEC or its staff as a result of the matters that are the subject of the subpoenas or what impact, if any, the cost of responding to the subpoenas might ultimately have on the Company’s financial position, results of operations, or cash flows. We have not established any provision for losses in respect of this matter. Additionally, no assurance can be given that the ultimate outcome of the SEC investigation will not result in administrative, civil or other proceedings or sanctions against us or our employees by the SEC or any other state or federal regulatory agencies. Such proceedings may result in the imposition of fines and penalties, actions against us or our employees, modifications to business practices and compliance programs or the imposition of sanctions against us. Protracted investigations could also impose substantial costs and distractions, regardless of the outcome. There can be no assurance that any final resolution of this and any similar matters will not have a material and adverse effect on our business and financial condition.

Negative press from the SEC investigation and stockholder litigation could have a material adverse effect on our business and financial condition.

The negative press resulting from the SEC investigation and stockholder litigation matters may have harmed our reputation and could otherwise result in a loss of future business. It could also adversely affect the public’s perception of us and lead to reluctance by new parties to do business with us.  As a result, our business and financial condition may be materially adversely affected.

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

We may be unsuccessful in gaining recognition for our brand name and technology in the marketplace. If we cannot effectively promote our brand and technology, our results of operations and financial condition may suffer.

Our brand name and technology are new and unproven.  In order to gain brand recognition and provide adequate exposure of our technology in the marketplace, we may be required to increase our marketing and advertising budgets.  However, we may not be able to maintain an advertising budget that is sufficient to create and maintain brand loyalty and market exposure.  If we are unable to effectively develop and timely promote our brand and technology and establish a leading position in our marketplace, our results of operations and financial condition will suffer.

We may fail to adequately protect our proprietary technology, which would allow our competitors to take advantage of our research and development efforts.

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

If we cannot form and maintain lasting business relationships with targeted partners, our business strategy could suffer or fail.

Our business strategy includes some dependence upon developing and maintaining commercial licensing and material supply relationships. All of our current relationship discussions with product manufacturers are limited to technology exploration and the evaluation of our Performance Engineered Film™ technology and materials for possible use in commercial applications. Some or all of these relationships may not succeed or, even if they are successful, may not result in the manufacturers’ entering into commercial licensing and material supply relationships with us.

Under our planned technology development and evaluation agreements, we intend to work with strategic partners to incorporate our technologies into their products. However, many of these technology development and evaluation agreements may last for limited periods of time, such that our relationships with these partners could end unless the agreements are renewed. Our partners may not agree to renew their relationships with us on a continuing basis, or may do so on terms that are less favorable to us. In addition, we may continue working with certain strategic partners in evaluating our Performance Engineered Film™ technology and materials after our existing agreements with them have expired while we are attempting to negotiate contract extensions or new agreements with them. Should our relationships with these partners not materialize, or once in place, not continue to be renewed, our business could suffer.

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

Our recent development of the Copperhead™ process enables us to enter a large and growing market for transparent touch screens. We believe this technology is a superior replacement to indium tin oxide (ITO) as the transparent conducting layer in a touch screen device. Because this Copperhead™ process is relatively new and we have recently entered new markets in connection therewith, we may be unable to evaluate its relative success and future prospects, particularly in light of our goals to continually grow our existing and new customer base, expand our product offerings, integrate complementary businesses and enter additional new markets.

In addition, our potential growth, recent product introductions and entry into new markets may place a significant strain on our resources and increase demands on our executive management, personnel and systems, and our operational, administrative and financial resources may be inadequate. We may also not be able to effectively manage any expanded operations, or achieve planned growth on a timely or profitable basis, particularly if the number of customers using our products and services significantly increases or their demands and needs change as our business expands. If we are unable to manage expanded operations effectively, we may experience operating inefficiencies, the quality of our products and services could deteriorate, and our business and results of operations could be materially adversely affected.

If we do not receive additional financing when and as needed in the future, we may not be able to continue the research, development and commercialization of our technology and materials.

Our capital requirements have been and will continue to be significant. In the future, we will likely require substantial additional funds in excess of our current financial resources for research, development and commercialization of our Performance Engineered Film™ technology and materials, to obtain and maintain patents and other intellectual property rights in these technologies and materials, and for working capital and other purposes, the timing and amount of which are difficult to ascertain. Our cash on hand will likely not be sufficient to meet all of our future needs. When and as we need additional funds, such funds may not be available on commercially reasonable terms or at all. If we cannot obtain additional funding when and as needed, our business might fail. Additionally, if we attempt to raise funds in a future offering of shares of our common stock, preferred stock, warrants or convertible promissory notes, or if we engage in acquisitions involving the issuance of such securities, the issuance of these securities could dilute the ownership of our then-existing stockholders.

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

The touch enabled device market is characterized by significant and rapid technological change.  Although we will continue to expand our technological capabilities in order to remain competitive, research and discoveries by others may make our processes, products or services less attractive or even obsolete.

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

The touch enabled device industry is characterized by intense competition. Many of our competitors have better name recognition and substantially greater financial, technical, manufacturing, marketing, personnel and/or research capabilities than we do. They have made and continue to make substantial investments in improving their technologies and manufacturing processes.  In addition, we believe that at times in the past certain plasma and LCD display panel manufacturers have priced their products below the marginal cost of production in an attempt to establish, retain or increase market share. Because of these circumstances, it may be difficult to compete successfully in the display market.

The loss of the services of our key management and personnel or the failure to attract additional key personnel could adversely affect our ability to operate our business.

A loss of one or more of our current officers or key employees could severely and negatively impact our operations. Specifically, the loss of services of Bernard T. Marren, interim co-CEO and interim co-President, Carl J. Yankowski, interim co-CEO and interim co-President, Robert J. Petcavich, Senior Vice President and General Manager, Daniel K. Van Ostrand, Senior Vice President Research & Development, or Jeffrey W. Tomz, Chief Financial Officer & Secretary, none of whom has an employment agreement with us, could significantly harm our business. We have no present intention of obtaining key-man life insurance on any of our executive officers or management. Additionally, competition for highly skilled technical, managerial and other personnel is intense. As our business develops, we might not be able to attract, hire, train, retain and motivate the highly skilled managers and employees we need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail.

The touch enabled device industry has historically experienced significant downturns, which may adversely affect the demand for and pricing of our technology and materials.

The touch enabled device industry has experienced significant periodic downturns, often in connection with, or in anticipation of, declines in general economic conditions. These downturns have been characterized by lower product demand, production overcapacity and erosion of average selling prices. Industry-wide fluctuations and downturns in the demand for touch enabled devices would likely affect the demand for and pricing of our Performance Engineered Film™ technologies and materials and could cause significant harm to our business.

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

Risks Related to Owning Our Common Stock

Our common stock has experienced significant price and volume volatility, which substantially increases the risk of loss to persons owning our common stock.

Our common stock was quoted on the OTC Bulletin Board at prices as low as $2.25 and as high as $22.50 during a period from January 1, 2008 through December 9, 2010.  Our common stock has traded on The NASDAQ Capital Market as low as $3.98 and as high at $41.42 during the period from December 10, 2010 through December 31, 2013. In addition, the markets for high technology stocks have experienced extreme volatility that has often been unrelated to the operating performance of the particular companies.  These broad market fluctuations may adversely affect the trading price of shares our common stock.

The value of an investment in our common stock could decline due to the impact of any of the following factors upon the market price of our common stock:

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

As of December 31, 2013, we had outstanding warrants and options exercisable for an aggregate of 2,495,913 shares of common stock at a weighted average exercise price of $9.89 per share. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale.  As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares.  This could cause the market price of our common stock to decline.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our existing stockholders, which could adversely affect the market price of our shares of common stock and our business.

We may require additional financing to fund future operations, including expansion in current and new markets, development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us which could have a materially adverse effect on our business.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the 12,244,714 shares of our common stock outstanding as of December 31, 2013, approximately 12.0 million shares are held by non- “affiliates” and are, or will be, freely tradable without restriction, and the remaining shares are held by our “affiliates”, as of such date.  Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus (including sales by investors of securities acquired in connection with this offering) may have a material adverse effect on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our main corporate offices and research and development facility are located at 8708 Technology Forest Place, Suite 100, The Woodlands, Texas 77381. We currently lease approximately 13,079 square feet of space at this facility under a third party non-cancelable operating lease through April 30, 2016.  Further, we have also entered into a lease for office, warehouse and laboratory facilities for approximately 7,186 square feet at 3400 Research Forest Drive, Suite B2, The Woodlands, Texas 77381 under a third party non-cancelable operating lease through May 31, 2016.   We believe these properties are adequate for our operations at this stage of our development.

ITEM 3. LEGAL PROCEEDINGS

On or around December 12, 2012, we were served with notice of two lawsuits filed by Conductive Inkjet Technology Limited (“CIT”) in the Patent Court in the United Kingdom.  The two cases are respectively claim nos. HC12E02467 and HC12F02468 (the “UK Actions”).  The first action, which is case number HC12E02467, asserts that we included CIT’s confidential information in two Patent Cooperation Treaty (“PCT”) patent applications that we filed.  The second action, which is case number HC12F02468, seeks relief for (1) breach of contract, (2) causing loss by unlawful means, and (3) breach of confidence.  It also asserts that we included CIT's confidential information in the two PCT patent applications and a European and Korean application deriving from one of them. The UK Actions seek a finding that we violated a duty of confidence to CIT, an order that confidential materials be returned to CIT, an order that we change the inventorship on the four patent applications to include Xennia (a former co-owners of CIT) employees, and ownership of those patent applications to CIT, an inquiry into damages, other forms of injunctive and declaratory relief, and the award of attorney fees and costs.  On January 3, 2013, we filed an Acknowledgement of Service for each of the UK Actions with the court and indicated that we intended to contest the jurisdiction of the United Kingdom court over these matters. A hearing on our contest of jurisdiction took place on April 22-23, 2013.  On October 7, 2013, the UK court found UK jurisdiction proper on the inventorship claims but found that CIT had exceeded its jurisdiction with regard to certain of its breach claims.  The UK court allowed CIT to amend those claims to fall within UK jurisdiction.  The UK court also awarded CIT 80% of its reasonable costs related to the jurisdictional dispute with the sum of £50,000 being due by October 21, 2013, which was paid in full.  On October 28, 2013 we filed an Acknowledgement of Service for each of the UK Actions stating that we intended to defend the claims.  A substantive defense to CIT’s claims was filed on November 11, 2013.  No UK trial date has been set.

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

Shareholder Derivative Lawsuits

On February 19, 2014, a shareholder derivative lawsuit, Jason F. Gerzseny v. Reed J. Killion, et. al., was filed in the 165th Judicial District in Harris County, Texas.  On February 21, 2014, another shareholder derivative lawsuit, Luis Lim v. Reed J. Killion, et. al., was also filed in Harris County district court.  Both complaints allege various causes of action against certain current and former officers and directors, including claims for breach of fiduciary duty, corporate waste, insider selling, and unjust enrichment.  The Company intends to vigorously defend against these lawsuits, and has directors’ and officers’ liability insurance to cover risks associated with derivative claims against its directors and officers.  Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Securities and Exchange Commission Investigation

On November 19, 2013, the Company learned that the Fort Worth Regional Office of the United States Securities and Exchange Commission (“SEC”) has issued subpoenas concerning the Company’s agreements related to its InTouch Sensors.  The Company intends to cooperate fully with the SEC regarding this non-public, fact-finding inquiry. The SEC has informed the Company that this inquiry should not be construed as an indication that any violations of law have occurred or that the SEC has any negative opinion of any person, entity or security. The Company does not intend to comment further on this matter unless and until this matter is closed or further action is taken by the SEC which, in the Company’s judgment, merits further comment or public disclosure.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective December 10, 2010, our common stock became listed on The NASDAQ Capital Market under the symbol “UNXL”.  Prior to that date, our common stock was quoted on the OTC Bulletin Board under the symbol “UNXL” The following table sets forth, for the quarters shown, the range of high and low sales prices of our common stock, reported by The NASDAQ Capital Market.

Quarter Ended	High	Low

2013
Fourth Quarter	$20.83	$9.42
Third Quarter	$20.39	$12.11
Second Quarter	$41.42	$11.39
First Quarter	$33.91	$12.53
2012
Fourth Quarter	$16.33	$5.27
Third Quarter	$6.70	$5.50
Second Quarter	$7.29	$5.15
First Quarter	$6.68	$4.74

Holders

As of January 31, 2014, we had approximately 3,400 stockholders of record of our common stock.

Dividends

We have never paid dividends on our common stock. Currently, we anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Performance Graph

We have presented both the cumulative total return to our stockholders during the period from December 10, 2010 (the date our common stock commenced trading on The NASDAQ Capital Market) through December 31, 2013 in comparison to the cumulative total return of the NASDAQ Composite Index and the Russell 2000 Index.  All values assume a $100 initial investment on December 10, 2010, and the reinvestment of the full amount of all dividends and are calculated as of the last stock trading day of each year.  The comparisons are based on historical data and not indicative of, nor intended to forecast, the future performance of our common stock.

The information under “Performance Graph” is not deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference in any filing of Uni-Pixel, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in those filings.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of December 31, 2013.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,947,379	$10.59	458,838

Equity compensation plans not approved by stockholders (1)	68,001	7.50	—

Total	2,015,380	$10.48	458,838

(1)	During 2006 and 2007, we granted a total of 86,668 stock options to board members. As of December 31, 2013, 68,001 stock options remain outstanding.

Please see Note 6 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information about our equity compensation plans.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Our selected consolidated financial data shown below should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and respective notes included in Item 8 “Financial Statements and Supplementary Data” referencing Item 15 of Part IV. The data shown below is not necessarily indicative of results to be expected for any future period.

	Years Ended December 31,
	2013	2012	2011	2010	2009

Statement of Operations Data:
Revenue	$5,081,574	$76,154	$195,237	$243,519	$--
Costs of revenues	$9,005	$26,292	$46,985	$20,695	$--
Gross margin	$5,072,569	$49,862	$148,252	$222,824	$--
Selling, general and administrative expenses	$9,888,535	$3,961,667	$4,186,927	$2,748,697	$2,365,613
Research and development	$10,384,350	$5,112,855	$4,542,735	$2,551,226	$2,765,658
Operating Loss	$(15,200,316)	$(9,024,660)	$(8,581,410)	$(5,077,099)	$(5,131,271)
Other income (expenses)
Gain on sale of intellectual property	$--	$--	$--	$2,088,835	$--
Debt issuance expense	$--	$--	$--	$(554,827)	$(164,960)
Interest income (expense), net	$19,422	$6,852	$11,986	$(274,703)	$(76,607)
Net loss	$(15,180,894)	$(9,017,808)	$(8,569,424)	$(3,817,794)	$(5,372,838)
Basic and diluted net loss per share	$(1.32)	$(1.11)	$(1.20)	$(1.05)	$(2.68)
Weighted average number of basic and diluted common shares outstanding	11,512,996	8,150,890	7,138,426	3,628,454	2,006,546

	Years Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data

Cash and cash equivalents	$39,369,574	$13,000,372	$7,216,663	$13,049,446	$307,850
Working capital (deficit)	$33,327,235	$12,812,009	$7,133,745	$12,699,888	$(2,573,808)
Total assets	$55,291,857	$14,714,789	$8,388,306	$13,215,508	$1,177,287
Deferred revenue	$5,000,000	$--	$--	$85,906	$--
Total liabilities	$6,053,748	$348,683	$87,468	$427,447	$3,305,484
Accumulated deficit	$(86,494,444)	$(71,313,550)	$(62,295,742)	$(53,726,318)	$(49,908,524)
Total stockholders’ equity (deficit)	$49,238,109	$14,366,106	$8,300,838	$12,788,061	$(2,128,197)

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

Overview

We are a production stage company delivering our Performance Engineered Film™ (PEF) products to the display, touch screen and flexible electronics market segments.  We recently rebranded our PEF production process as Copperhead™.  We have also recently rebranded the touch sensors made with the Copperhead™ process as InTouch™ sensors.

We make transparent conductive films and flexible electronic films based on our proprietary Copperhead™ manufacturing process for high volume, roll to roll printing of flexible thin-film conductor patterns. The Copperhead™ process offers precision micro-electronic circuit patterning and modification of surface characteristics over a large area on an ultra-thin, clear, flexible, plastic substrate. These films may be incorporated into touch sensors, capacitive switches, general lighting, automotive, antenna, display and shielding applications.  We intend to sell the touch screen films, under the brand InTouch™, as sub-components of a touch sensor module.

In addition to the flexible electronic films described above, we are currently shipping our hard coat resin and protective films for use with multiple types of devices either as protective cover films, a cover lens replacement or a conformal hard coat for plastic components. We sell our hard coat resin and optical films under the Diamond Guard™ brand.  Furthermore, our past work in developing the Time Multiplexed Optical Shutter (TMOS) technology, which we sold in May 2010, led to advances in the field of thin-film advanced optics that we believe can be leveraged for other marketable applications, such as low cost LCD backlights and general lighting films. We intend to explore the business potential within these applications and pursue those markets that offer profitable opportunities either through licensing or direct production and sales.

Our strategy is to further develop our proprietary Performance Engineered Film™ technology around the vertical markets that we have identified as high growth profitable market opportunities.  These markets include touch sensors, antennas, automotive and lighting. We have and will continue to utilize contract manufacturing for prototype fabrication to augment our internal capabilities in the short term. We also plan to enter into licensing arrangements, joint developments or ventures in key market segments to exploit the manufacturing and distribution channels of the targeted partners.

In 2014, we will remain focused on balancing the longer-term needs of our business while remaining prudent with our spending in the short term.  We believe in the underlying fundamentals of our core business strategy and we are focused on addressing the market trends of mobile devices.  We believe our strategy aligns well with the driving forces of the portable device manufacturers.  With our strategy, our product pipeline, and the deeper penetration in the various markets, we plan to address our challenges in the following manner:

•	Assume continued uncertainty in the near-term US economic recovery;
•	Grow faster than the markets we serve by focusing on new product introductions to accelerate growth as we enter 2014; and
•	Maintain investments that deliver innovation and product development.

The financial statements presented in this annual report include Uni-Pixel, Inc. and our wholly-owned subsidiary, Uni-Pixel Displays, Inc. All significant intercompany transactions and balances have been eliminated.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.  However, certain accounting policies and estimates are particularly important to the understanding of our consolidated financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period-to-period in economic factors or conditions that are outside of our control.  As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The following discusses our significant accounting policies and estimates.

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

Advance payments are deferred until shipment of product has occurred or services have been rendered.

Revenue from licenses and other up-front fees are recognized on a ratable basis over the term of the respective agreement.

Revenue on certain fixed price contracts where we provide research and development services are recognized over the contract term based on achievement of milestones.

Under the milestone method, we recognized $5.0 million of revenue from a PC manufacturer in the first quarter of 2013 as non-recurring engineering revenue.

In April 2013, we entered into an agreement with an Eco-System Partner (the “Agreement”), whereby we will receive $10 million of cash proceeds to assist us in increasing our production capacity. The Agreement requires us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014.  Upon achieving the minimum production capability and meeting the required quality standards specified in the Agreement, we will record non-recurring engineering revenue for the total amount of cash proceeds received.  As of December 31, 2013, we have received $5 million, which is recorded as deferred revenue in the accompanying consolidated balance sheet.

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

Results of Operations

Comparison of Fiscal Years Ending December 31, 2013 and 2012

REVENUES.  During the first quarter of 2010, we began to manufacture, market and sell our thin film product.  We also earn engineering revenue.

Revenues increased to $5,081,574 for the year ended December 31, 2013, as compared to $76,154 for the year ended December 31, 2012, an increase of $5,005,420.  $5.0 million of revenue from a PC manufacturer was recognized in the year ended December 31, 2013 as non-recurring engineering revenue.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues were $9,005 for the year ended December 31, 2013 and $26,292 for the year ended December 31, 2012.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 150%, or approximately $5,926,868, to $9,888,535 for the year ended December 31, 2013 from $3,961,667 for the year ended December 31, 2012.  The major components of the increase are as follows:

a) Salaries and benefits increased by approximately $2,185,000 to $4,643,000 for the year ended December 31, 2013 compared to $2,458,000 for the year ended December 31, 2012 due primarily to the following: an increase in salaries to $1,574,000 for the year ended December 31, 2013 compared to $878,000 for the year ended December 31, 2012 due to an increase in the number of employees; an increase in stock compensation expense to $1,532,000 for the year ended December 31, 2013 compared to $1,270,000 for the year ended December 31, 2012; an increase in restricted stock expense to $1,177,000 for the year ended December 31, 2013 compared to $200,000 for the year ended December 31, 2012; and for the year ended December 31, 2013, an employee separation and release expense consisting of six months salary in the amount of $125,000 and six months car allowance of $6,000, both payable in fiscal year 2014 to Reed Killion, our former Chief Executive Officer;

b) Legal expense increased by approximately $1,577,000 to $1,926,000 for the year ended December 31, 2013 compared to $349,000 for the year ended December 31, 2012 primarily due to legal fees related to the UK Actions, the Texas Action and the class action lawsuit and an increase in patent related legal work;

c) Travel expense increased by approximately $225,000 to $293,000 for the year ended December 31, 2013 compared to $68,000 for the year ended December 31, 2012 primarily due to increased travel visiting potential customers and suppliers;

d) Depreciation and amortization expense increased by approximately $1,683,000 to $2,238,000 for the year ended December 31, 2013 compared to $555,000 for the year ended December 31, 2012.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by 103% or approximately $5,271,495 during the year ended December 31, 2013 to $10,384,350 from $5,112,855 for the year ended December 31, 2012. The primary reason for the increase in research and development expense is due to an increase in lab expense related to prototype development.  The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $1,825,000 to $4,841,000 for the year ended December 31, 2013 compared to $3,016,000 for the year ended December 31, 2012 due primarily to the following: an increase in salaries to $2,081,000 for the year ended December 31, 2013 compared to $1,518,000 for the year ended December 31, 2012 due to an increase in the number of employees; an increase in stock compensation expense to $1,874,000 for the year ended December 31, 2013 compared to $1,214,000 for the year ended December 31, 2012; and an increase in restricted stock expense to $547,000 for the year ended December 31, 2013 compared to $29,000 for the year ended December 31, 2012;

b) Lab expense, which includes contract labor, increased by approximately $3,232,000 to $4,921,000 for the year ended December 31, 2013 from $1,689,000 for the year ended December 31, 2012 primarily due to increased services related to prototype development and an increase in third party plating expense to $1,835,000 for the year ended December 31, 2013 compared to $363,000 for the year ended December 31, 2012; and

c) Travel expense attributable to research and development increased by approximately $143,000 to $242,000 for the year ended December 31, 2013 from $99,000 for the year ended December 31, 2012 primarily due to offsite management of research and development activities.

OTHER INCOME (EXPENSE)

Interest income, net increased to income of $19,422 for the year ended December 31, 2013 as compared to income of $6,852 for the year ended December 31, 2012, primarily due to an increase in the average cash on hand during the twelve months ended December 31, 2013.

NET LOSS. Net loss was $15,180,894 for the year ended December 31, 2013, as compared to net loss of $9,017,808 for the year ended December 31, 2012.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 5%, or approximately $225,000, to $3,961,667 for the year ended December 31, 2012 from $4,186,927 for the year ended December 31, 2011.  The major components of the decrease are as follows:

a)  Salaries and benefits decreased by approximately $227,000 to $2,458,000 for the year ended December 31, 2012 compared to $2,685,000 for the year ended December 31, 2011.  This decrease was due largely to a decrease in stock compensation expenses to $1,270,000 for the year ended December 31, 2012 compared to $2,014,000 for the year ended December 31, 2011, while restricted stock compensation expenses increased to $200,000 for the year ended December 31, 2012 compared to $0 for the year ended December 31, 2011, and salaries increased to $877,000 for the year ended December 31, 2012 compared to $568,000 for the year ended December 31, 2011;

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

c) Lab expense, which includes contract labor, increased by approximately $1,086,000 to $1,689,000 for the year ended December 31, 2012 from $603,000 for the year ended December 31, 2011 primarily due to increased services related to prototype development and an increase in third party plating expense in to $363,000 for the year ended December 31, 2012 compared to $0 for the year ended December 31, 2011; and

d) Travel expense attributable to research and development increased by approximately $34,000 to $99,000 for the year ended December 31, 2012 from $65,000 for the year ended December 31, 2011.

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

Liquidity and Capital Resources

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. Until our products begin to earn enough revenue to support our operations, which may never happen, we will continue to be highly dependent on financing from third parties.  On April 23, 2013, we sold 1,374,250 shares of our common stock, raising net proceeds of approximately $41.2 million.  Barring unanticipated expenses, we expect the proceeds from this offering, together with our cash on hand and collaborative agreements with corporate partners, to support our operations through December 31, 2014.

Operating Activities

Cash used in operating activities during the year ended December 31, 2013 decreased to $1,958,681 as compared to $5,646,617 used for the year ended December 31, 2012.  Cash used in operating activities during the year ended December 31, 2012 increased to $5,646,617 as compared to $4,393,600 used for the year ended December 31, 2011.

Investing Activities

Cash used in investing activities during the year ended December 31, 2013 increased to $16,594,313 as compared to $941,679 used for the year ended December 31, 2012.  The significant use of cash for investing activities during 2013 and 2012 was primarily attributable to the purchase of equipment related to our research and development activities and for anticipated production. Cash used in investing activities during the year ended December 31, 2012 decreased to $941,679 as compared to $1,512,322 used for the year ended December 31, 2011.

Financing Activities

Historically, we have financed our operating and investing activities primarily from the proceeds of private placements and public offerings of common stock, convertible investor notes, and a preferred stock offering.

The total net cash provided by financing activities was $44,922,196 for the year ended December 31, 2013, which includes:
•	$187,983 of net proceeds from the exercise of warrants;
•	$3,514,320 of net proceeds from the exercise of stock options; and
•	$41,219,893 of net proceeds from the issuance of common stock.

The total net cash provided by financing activities was $12,372,005 for the year ended December 31, 2012, which includes:
•	$12,271,995 net proceeds from the issuance of 2,520,585 shares of common stock;
•	$87,507 net proceeds from exercise of warrants; and
•	$12,503 net proceeds from exercise of stock options.

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

As of December 31, 2013, we had a cash balance of approximately $39.4 million and working capital of $33.3 million.  We project that current cash reserves will sustain our operations through at least December 31, 2014, and we are not aware of any trends or potential events that are likely to adversely impact our short term liquidity through this term.  As noted above, we raised net proceeds of approximately $41.2 million in April 2013 through the sale of our common stock.

Contractual Obligations

Our contractual obligations are included in our consolidated financial statements and the related notes thereto called for by this item appear under the caption “Financial Statements” beginning on page F-1 of this Annual Report on Form 10-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company carried out an evaluation as of December 31, 2013, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is included on page F-2 of the Company’s Consolidated Financial Statements attached to this Report under the heading “Management’s Report on Internal Control over Financial Reporting” and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Attestation Report of Independent Registered Public Accounting Firm

PMB Helin Donovan, LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting, which is contained in the Company’s consolidated financial statements under the heading “Report of Independent Registered Public Accounting Firm” on page F-3 and is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all of our directors and executive officers as of January 31, 2014. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Title
Bernard T. Marren	78	Interim co-Chief Executive Officer, Interim co-President, co-Principal Executive Officer and Chairman
Carl J. Yankowski	65	Interim co-Chief Executive Officer, Interim co-President, co-Principal Executive Officer and Director
Robert J. Petcavich	59	Senior Vice President and General Manager
Daniel K. Van Ostrand	55	Senior Vice President Research & Development
Jeffrey W. Tomz	42	Chief Financial Officer and Secretary
Bruce I. Berkoff	53	Director
Ross A. Young	48	Director
William Wayne Patterson	69	Director
Anthony J. LeVecchio	67	Director

Biographical information with respect to our executive officers and directors is provided below. There are no family relationships between any of our executive officers or directors.

Bernard T. Marren, Interim co-Chief Executive Officer, Interim co-President, co-Principal Executive Officer and Chairman— Mr. Marren has served as a director since March 16, 2007 and has been Chairman of our Board of Directors since May 1, 2008.  Mr. Marren was appointed interim co-Chief Executive Officer, interim co-President, and co-Principal Executive Officer on December 30, 2013.  From May 1998 to December 2013, Mr. Marren was the President and CEO of OPTi, Inc., a company that licenses intellectual property for logic chips. In a career that spans more than 40 years, Mr. Marren was both a founder of and the top executive with multiple companies that pioneered new semiconductor technologies. He also served as chief executive with a number of high-tech firms, and is widely regarded for his leadership in sales and marketing, engineering and operations. He has been associated in his career with Western Micro Technology, Inc., Silicon Engineering, Inc., INNO COMM Wireless, American MicroSystems, Inc., and Fairchild Semiconductor. Extending his executive leadership to the electronics industry as a whole, Mr. Marren was a founder and the first President of the Semiconductor Industry Association. He is also a past President and Chairman of the National Electronic Distributors Association and a past President of the Electronic Industry Show Corporation.  Mr. Marren is a graduate of the Illinois Institute of Technology (BSEE).

Mr. Marren’s technology industry experience, particularly as it relates to our industry, makes him highly qualified to lead our Board.  His business experience and educational background, as well as the fact that Mr. Marren is well-versed in the review and evaluation of financial statements of publicly traded companies, led us to conclude that he should serve as a director.

Carl J. Yankowski, Interim co-Chief Executive Officer, Interim co-President, co-Principal Executive Officer and Director— Mr. Yankowski has served as a director since March 16, 2007.  Mr. Yankowski was appointed interim co-Chief Executive Officer, interim co-President, and co-Principal Executive Officer on December 30, 2013.  Mr. Yankowski has served as the CEO of Westerham Group since 2001. Mr. Yankowski also served as the CEO of Ambient Devices, Inc. and helped capitalize Ambient.   Mr. Yankowski was named CEO of Palm, Inc. in December 1999, three months before its initial public offering that raised in excess of $1 billion.  Immediately prior to joining Palm, Mr. Yankowski was CEO of the Reebok Brand, where he led the worldwide Reebok-brand business, a multibillion dollar enterprise that eventually merged with Adidas.  During his tenure at Reebok, Mr. Yankowski successfully reorganized the Company for growth, significantly streamlined operations, and improved profitability.  Mr. Yankowski spent over four years at Sony Electronics, Inc. as President and COO where he was responsible for the development and launch of numerous successful products in growing markets and new business categories for Sony, including DVD, CDMA, digital imaging, and VAIO personal computers.  He also oversaw the initial U.S. launch of PlayStation.  Mr. Yankowski led Sony to profitable U.S. revenue growth from $6+ Billion to over $10 Billion, and oversaw a dramatic expansion of U.S. manufacturing.  In an earlier position as Chairman of Polaroid’s Asia Pacific Region, Mr. Yankowski led growth in the business imaging market globally and established the Company’s Asia Pacific headquarters.  Mr. Yankowski has held marketing and strategic leadership positions in several other prestigious technology and consumer-products companies, including General Electric Co., Pepsi, Memorex and Procter & Gamble.  Mr. Yankowski earned simultaneous Bachelors of Science degrees in electrical engineering materials science and management from Massachusetts Institute of Technology (“MIT”).  He serves or has served on the visiting committee of the MIT Media Lab, and the Boards of Informatica, Avidyne, and many other public and private firms, plus the Boston College Carroll School of Business and the MIT Sloan School of Business.

Mr. Yankowski’s leadership roles in numerous fortune 500 companies make him a valuable member of our Board of Directors and other board committees.  The extensive management experience he has acquired in these roles provide him with the knowledge to deal with financial, accounting, regulatory and administrative matters.  Mr. Yankowski is well-versed in accounting principles and financial reporting rules and regulations.  He provides valuable insight to our board of directors and other board committees.  For these reasons we concluded that Mr. Yankowski should serve as a director.

Robert J. Petcavich, Senior Vice President and General Manager — Dr. Petcavich has been the Senior Vice President and General Manager of Uni-Pixel since he joined us in January 2008.  Dr. Petcavich was also the co-founder of Health Beacons Inc. in Kirkland, Washington, a company that develops leading edge implantable RFID technology for the medical surgical cancer field. Dr. Petcavich was Senior Vice President and Chief Technology Officer of Lumera Corporation (NASDAQ:LMRA) in Bothell, Washington, a publicly traded nanotechnology polymer platform bioscience and molecular photonics technology company. Dr. Petcavich has been the Chairman, CEO and CTO of several advanced materials and medical informatics technology companies. Dr. Petcavich was Vice President of Deposition Technologies Inc. from 1982 to 1988, an advanced materials company involved in electro optic and aerospace thin film materials development and manufacturing which was subsequently acquired by Brunswick Defense (NYSE:BC) and Material Sciences Corporation (NYSE:MSC) in 1986. From August 1988 until September 1995, Dr. Petcavich was President and CEO of Alphascribe Express Inc., an electronic medical records service enterprise, which was subsequently sold to Rodeer Systems.  Dr. Petcavich was also founder, Chairman and CTO of Planet Polymer Technologies Inc. (Nasdaq:POLY now PLNT) from 1992 until 2002, an advanced materials intellectual property development company which merged with Allergy Free Inc. of Houston, Texas.  Dr. Petcavich was also founder, CEO and Chairman from 1996 until 2001 of Alife Medical Inc., a natural language processing software services provider for the medical billing industry.  Alife Medical Inc. was one of the fasting growing companies in the United States in 2010 according to Red Herring, and was acquired by Ingenix, Inc.  Dr. Petcavich was also founder and board member of Molecular Reflections Inc., a MEMS based biotech design and discovery platform company, as well as Polytronix Inc., a custom LCD manufacturer of Richardson, Texas. Dr Petcavich has a Ph.D. degree in Polymer Science, a Master of Science Degree in solid state science, and a B.S. degree in chemistry from the Pennsylvania State University, and he completed the PMD executive management degree program at Harvard.  Dr. Petcavich holds 28 issued United States patents in fields such as electro optic LCD displays, biotechnology MEMS devices, time released animal neutraceuticals, fruit shelf life extension technology, and handheld wireless devices. Dr. Petcavich is also on the Board of Directors of the College of Science at the Pennsylvania State University and the Harvard Business School Alumni Club in the Houston area.

Daniel K. Van Ostrand, Senior Vice President Research & Development — Mr. Van Ostrand is one of our founders and has served in a Senior Executive position since our inception in February of 1998.  Mr. Van Ostrand has many years of experience in corporate operations, project management, systems engineering and systems design.   Since 2004, he has been leading our corporate R&D activities, including microstructure mastering and intellectual property development.  In 2009 he also took over responsibility for all of our engineering activities.  As co-owner from 1984 through 1992 of a closely-held company that designed ruggedized VME-based tactical computer systems for the United States Army, he was exposed to and became interested in the design, development and engineering principles of flat panel display technology.  Mr. Van Ostrand was a Systems Engineer from 1980 until 1992 for Informatics General, Magnavox, Teledyne and the Jet Propulsion Laboratory.  He has a BA with a double major in math and computer science from Mid-America Nazarene University.

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

Bruce I. Berkoff, Director— Mr. Berkoff has served as a director since March 16, 2007. Mr. Berkoff is the Chairman of the LCD TV Association which is a global not-for-profit marketing trade association to help “inform, promote, improve, and connect” the entire supply chain involved with the large and growing multibillion dollar LCD TV industry.  Since March 2011, Mr. Berkoff has been the CMO (Chief Marketing Officer) of CBRITE, a Santa Barbara based leader in metal oxide back plane technology for FPDs (flat panel displays). He was also a Director of LG Display from 2007 until 2009.  Mr. Berkoff was the Chief Marketing Officer of Energy and Display Systems, working at Applied Materials, Inc. from October 2009 through January 2011.  Mr. Berkoff was the CMO of Ascent Solar from September 2008 to September 2009.  Mr. Berkoff was also the CEO and later Chairman of Enuclia Semiconductor, a fab-less semiconductor startup in the HDTV video processor market, and prior to that, he was the Executive Vice-President and Chief Marketing Officer of LG.Philips LCD, one of the world’s leading TFT-LCD manufacturers. Before that, Mr. Berkoff served as general manager of Philips Flat Display Systems’ software and electronics business unit in Silicon Valley. He has also held executive management positions at several technology companies, including UMAX Computer Corporation, Radius, and SuperMac Technologies.  Mr. Berkoff is well-known for his visionary keynote addresses, panel chairmanships and other roles at display and electronics industry events, including the Symposium on Information Displays (SID) Business & Investor Conferences, USDC (US Display Consortium) Conferences, DisplayForum Europe, HDTV Forum, Asia SID (ASID), EuroDisplays (ESID), the U.S. Flat Panel Display (US FPD) Conference, the Flat Information Display (FID) Conference and the Consumer Electronics Show (CES) in Las Vegas.  Mr. Berkoff holds undergraduate and graduate degrees in physics and biophysics from Princeton and the University of California, Berkeley, respectively, and also has display-related patents both granted and pending in the U.S. and China.

Mr. Berkoff’s technology industry experience, particularly as it relates to our industry, makes him highly qualified to serve as a member of our board of directors and other board committees.  With his business experience and educational background, Mr. Berkoff is well-versed in new technologies to help lead our company and is well-versed in the review and evaluation of financial statements of publicly traded companies.  He provides valuable insight to our board of directors and other board committees.  For these reasons we concluded that Mr. Berkoff should serve as a director.

Ross A. Young, Director— Mr. Young has served as a director since May 20, 2008. Mr. Young founded DisplaySearch, the leading provider of market intelligence on displays and related technology, in 1996, sold it to The NPD Group in 2005 and is credited with building the firm to what it is today. After leaving DisplaySearch in 2008, he served as VP at Samsung LCD before joining IMS Research in late 2009 as SVP of displays, LEDs and lighting. He left this position in January 2012 and currently provides his services as an independent consultant.   Mr. Young has made multiple appearances on television, including NBC’s  The Today Show as a display industry expert, and has been an invited speaker at over 30 different conferences worldwide. Mr. Young was appointed to the Board of Directors of semiconductor start-up Akhan Technologies in 2010 and the Advisory Board of Illumitex, an LED start-up in 2009. Mr. Young received The NPD Group’s prestigious John Byington Award for outstanding creativity and innovation in November 2006, was appointed to the Board of Directors at Westar Display Technologies in February 2005 and was named to the VLSI Research Executive All-Star Team in 1994. Prior to founding DisplaySearch in 1996, he served in senior marketing positions at OWL Displays, Brooks Automation, Fusion Semiconductor and GCA in the driver IC, flat panel automation, etch and strip and lithography markets. He is also a published author, having written a book on U.S. - Japanese competition titled Silicon Sumo: U.S.-Japan Competition and Industrial Policy in the Semiconductor Equipment Industry. Mr. Young holds a Bachelor Degree in economics from the University of California at San Diego.

Mr. Young’s technology industry experience, particularly as it relates to our industry, makes him highly qualified to serve as a member of our board of directors and other board committees.  With his business experience and educational background, Mr. Young is well-versed in new technologies to help lead our company and is well-versed in the review and evaluation of financial statements of publicly traded companies.  He provides valuable insight to our board of directors and other board committees.  For these reasons we concluded that Mr. Young should serve as a director.

William Wayne Patterson, Director— Mr. Patterson has served as a director since May 9, 2011. Since August 2012, Mr. Patterson has been a co-Founder and a Partner in Dos Rios Partners, a Private Equity Fund, and is an experienced entrepreneurial manager who has demonstrated success in building businesses through innovative growth and cost containment strategies. From March 1970 to September 1991, Mr. Patterson was employed by Keystone International, Inc., where he served as CFO and then as COO. During his time with Keystone, it grew from $15 million in revenues to more than $1 billion. Keystone was sold in 1996 to Tyco International for $1.7 billion. Mr. Patterson was also a co-founder and CEO of Texas Micro (a NASDAQ-traded company) and of Briskheat Corporation. Since the sale of Keystone, Mr. Patterson has participated in more than 20 private equity transactions and has served as interim CEO of Integrated Graphics/Earthcolor and of Vector Global Services. From January 2005 until their sale in 2012 and 2011, respectively, Mr. Patterson served as the non-executive chairman of Ashbrook Simon-Hartley and of Controlled Recover. Mr. Patterson graduated with honors from the University of Texas in Austin and has a Law Degree from the University of Texas Law School. Mr. Patterson is also a CPA.

Mr. Patterson’s leadership roles in numerous companies make him a valuable member of our board of directors and audit committee.  The extensive management experience he has acquired in these roles provide him with the knowledge to manage financial, accounting, regulatory and administrative matters.  Mr. Patterson is well-versed in accounting principles and financial reporting rules and regulations, and is equipped to evaluate financial results and participate in our audit committee.  For these reasons we concluded that Mr. Patterson should serve as a director.

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

Mr. LeVecchio’s leadership roles in numerous companies make him a valuable member of our board of directors and audit committee.  The extensive management experience he has acquired in these roles provide him with the knowledge to manage financial, accounting, regulatory and administrative matters.  Mr. LeVecchio is well-versed in accounting principles and financial reporting rules and regulations, and is equipped to evaluate financial results and participate in our audit committee. For these reasons we concluded that Mr. LeVecchio should serve as a director.

The Board members serve until such the director’s successor is elected and qualified or until the director's earlier resignation, removal or death.  We have established procedures by which security holders may recommend nominees to our board of directors and those procedures have not changed.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee Financial Expert

Our board of directors has determined that Anthony J. LeVecchio is an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the registered class of the Company’s equity securities to file with the SEC reports of ownership and changes in ownership of the Company’s common stock. Directors, executive officers and greater than 10% beneficial stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the reports furnished, management believes that the directors, executive officers and greater than 10% stockholders filed, on a timely basis, all reports required by Section 16(a) of the Exchange Act with respect to the year ended December 31, 2013.

Code of Ethics Disclosure

We have adopted a Code of Ethics that applies to all of our officers, directors and employees.  Copies of this code can be obtained free of charge from our website at www.unipixel.com under the tab “Investors”.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview
The Compensation Committee of the Board of Directors administers our executive compensation and benefit programs. The Compensation Committee is comprised solely of independent directors and oversees all compensation and benefit programs and actions that affect our executive officers.

Compensation Philosophy

We are committed to developing and commercializing innovative products.  We are engaged in a competitive industry, and to accomplish this objective, we design our compensation programs to attract, motivate and retain qualified executives dedicated to working towards our short and long-term corporate goals.  People are one of our key assets, and we seek to hire employees and executives who share our corporate vision and values and have the skills and motivation to execute on our corporate strategy.  In our dynamic work environment, we foster the following corporate values:

•	Leadership;

•	Innovation and creativity;

•	Diversity;

•	Teamwork;

•	Accountability; and

•	High ethical standards.

Our compensation structure is particularly focused upon rewarding our executives for achieving our corporate objectives, and for strong and dedicated performance to the interests of our stockholders.

Our total compensation package seeks to align an executive’s performance with our stockholders’ interests, measured over the short and the long-term. Accordingly, the Compensation Committee aims to balance a fixed cash base salary with variable cash and equity incentives to motivate each executive to reach his individual objectives as well as our overall corporate objectives.

Objectives of Our Compensation Program

The primary objective of our compensation programs for our executive officers is to attract and retain qualified executives and employees of outstanding ability and potential. In addition to the primary objectives of attracting and retaining qualified executives, the other objectives of our compensation program include the following:

•	Motivate executives and employees to work towards completing our overall corporate goals and milestones and their individual employee objectives over the short and long-term;

•	Align our executives’ and employees’ performance with our stockholders’ interests; and

•	Compete effectively with the compensation programs of comparable companies to allow us to compete with our peers for valuable human resources.

What Our Compensation Program is Designed to Reward

Our compensation program is designed to reward performance measured over a short and long-term basis. Base salaries, annual cash incentives and the vesting of our options and retirement plans encourage executive retention and provide a balance between short and long-term elements of compensation.

We generally set corporate objectives at the beginning of the fiscal year, against which the performance of our executives is evaluated for determining adjustments in compensation for the subsequent fiscal year. Our corporate objectives typically include the progress of sales growth, advancement of research and development programs, management of costs and expenses and attainment of necessary capital resources.

Compensation Process; Role of Management

The Compensation Committee is responsible for determining and approving all compensation for our executive officers. Pursuant to its charter, the Compensation Committee recommends to the full Board the salary, bonus, option grants and other aspects of the compensation of our President and Chief Executive Officer, approves the salary and bonus levels for other executive officers, approves stock option grants to other executive officers and approves all employment, severance and change-in-control agreements applicable to other executive officers. Our Chief Executive Officer assists the Compensation Committee in its deliberations with respect to the compensation payable to our other executive officers, and typically recommends specific compensation packages for our executive officers based upon his assessment and evaluation of their performance for the prior year.

Following the end of each fiscal year, our Chief Executive Officer evaluates executive officer performance for the prior fiscal year, other than his own performance, and discusses the results of such evaluations with the Compensation Committee. The Chief Executive Officer assesses each executive officer’s performance for the prior fiscal year based upon subjective factors concerning such officer’s individual business goals and objectives, and the contributions made by the executive officer to our overall results. The Chief Executive Officer then makes specific recommendations to the Compensation Committee for adjustments of base salary, target bonus, and equity awards, if appropriate, as part of the compensation packages for each executive officer, other than himself, for the next fiscal year.

The Compensation Committee reviews the performance of the Chief Executive Officer and determines all compensation for the Chief Executive Officer, subject to the final approval of the full Board.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis included in this Proxy Statement with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K and in the Company’s Proxy Statement. The material in this report shall not be deemed to be “soliciting material” or “filed” with the SEC, and will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of furnishing the disclosure in this manner.

Compensation Committee of the Board

Ross A. Young, Chairman
Bruce I. Berkoff

Executive Officer Compensation

The table below summarizes the total compensation paid to or earned by our co-principal executive officers, our former chief executive officer, our former chief operating officer, our principal financial officer and the three most highly compensated executive officers other than the principal executive officers and principal financial officer who were serving as executive officers at the end of the last completed fiscal year.  Collectively, we refer to these officers as the “named executive officers”.  The amounts represented in the “Option Awards” column reflect the stock compensation expense recorded by the Company pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 and does not necessarily equate to the income that will ultimately be realized by the named executive officers for such awards.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)		Bonus (2)		Stock Awards (3)	OptionAwards (4)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (5)		Total

Bernard T. Marren Interim co-Chief Executive Officer, Interim co-President (Principal Executive Officer) & Chairman	2013 2012 2011	$	— — —	$	— — —	$88,428 28,520 —	$99,072 125,394 214,016	— — —	— — —	$	— — —	$187,550 153,914 214,016

Carl J. Yankowski Interim co-Chief Executive Officer, Interim co-President (Principal Executive Officer) & Director	2013 2012 2011		— — —		— — —	88,248 28,520 —	1,755 21,058 21,058	— — —	— — —		— — —	90,183 49,578 21,058

Reed J. Killion Former Chief Executive Officer, President (Principal Executive Officer) & Director	2013 2012 2011		250,000 250,000 250,000		— 5,000 1,000	409,440 — —	344,120 419,241 725,580	— — —	— — —		143,000 12,000 12,000	1,146,560 686,241 988,580

Seong S. Shin (6) Former Chief Operating Officer	2013 2012 2011		180,000 180,000 57,591		— 5,000 1,000	— — —	114,391 101,772 33,503	— — —	— — —		— — —	294,391 286,772 92,094

Robert J. Petcavich Senior Vice President & General Manager	2013 2012 2011		195,000 195,000 195,000		— 5,000 1,000	283,860 28,520 —	280,272 385,560 633,703	— — —	— — —		— — —	759,132 614,080 829,703

Daniel K. Van Ostrand Senior Vice President Research & Development	2013 2012 2011		180,000 180,000 180,000		— 5,000 1,000	263,220 — —	224,118 255,368 453,167	— — —	— — —		— — —	667,338 440,368 624,167

Jeffrey W. Tomz Chief Financial Officer & Secretary	2013 2012 2011		180,000 180,000 180,000		— 5,000 1,000	237,420 28,520 —	231,683 291,796 480,856	— — —	— — —		12,000 12,000 12,000	661,103 517,316 673,856

(1)
Effective December 30, 2013, Mr. Marren and Mr. Yankowski were appointed interim co-Chief Executive Officer and interim co-Presidents.  Reed J. Killion resigned as Chief Executive Officer on December 30, 2013.  Seong S. Shin resigned as Chief Operating Officer on December 31, 2013.

(2)
Amounts reflect the aggregate annual cash bonus earned by each of our named executive officers for fiscal years 2013 and 2012.  There was a $5,000 cash bonus paid to each of the named executive officers in fiscal year 2012. There was a $1,000 cash bonus paid to each of the named executive officers in fiscal year 2011.

(3)
Amounts reflect restricted stock awards granted for each of fiscal years 2013 and 2012. The amounts represent the aggregate grant date fair value of the awards granted to each named executive officer computed in accordance with stock-based accounting rules (FASB ASC Topic 718).  The restricted stock awards granted on January 15, 2013 vested on August 16, 2013.  The restricted stock awards granted on April 26, 2013 vest 1/3rd on March 1, 2014, 1/3rd on March 1, 2015 and 1/3rd on March 1, 2016.  The restricted stock awards granted on November 27, 2012 vested immediately on the day of grant.

(4)
For 2013 and 2012, the amounts reflect the compensation cost recognized in 2013 and 2012, respectively, for stock options in accordance with FASB ASC Topic 718, which reflects the fair value of all stock-based compensation in earnings based on the related vesting schedule.  For additional information relating to the assumptions made by us in connection with the valuation of these awards for 2013, refer to Note 6 of our financial statements herein.  For additional information relating to the assumptions made by us in connection with the valuation of these awards for 2012, refer to Note 6 of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

(5)
Excludes perquisites and other personal benefits unless such compensation was greater than $10,000.  For Mr. Killion and Mr. Tomz, amounts include a car allowance of $12,000 per year.  For the year ended December 31, 2013, this includes an employee separation and release expense consisting of six months salary in the amount of $125,000 and six months car allowance of $6,000, both payable in fiscal year 2014 to Reed Killion, our former Chief Executive Officer.

401(k) Plan

Effective February 2007, the Company created an employee benefit plan available to all full-time employees under Section 401(k) of the Internal Revenue Code ("401(k) plan"). Employees may make contributions up to a specified percentage of their compensation, as defined. The Company is not obligated to make contributions under the 401(k) plan. In addition, the Company did not make any matching employer contribution to the 401(k) Plan in 2013, 2012 or 2011.

Employment Agreements

As of December 31, 2013, the Company does not have any employment agreements outstanding.

Grants of Plan-Based Awards

Name	Grant date		All other stock awards: Number of shares of stock or units	Grant date fair value of stock and option awards
Bernard T. Marren	1/15/2013		2,000	$32,700
	4/26/2013		5,400	208,980

Carl J. Yankowski	1/15/2013		2,000	32,700
	4/26/2013		5,400	208,980

Reed J. Killion	1/15/2013		8,000	130,800
	4/26/2013	(a)	27,000	1,044,900
	4/26/2013	(b)	27,000	1,044,900

Seong S. Shin	--		--	--

Robert J. Petcavich	1/15/2013		6,000	98,100
	4/26/2013	(a)	18,000	696,600
	4/26/2013		18,000	696,000

Daniel K. Van Ostrand	1/15/2013		6,000	98,100
	4/26/2013	(a)	16,000	619,200
	4/26/2013		16,000	619,200

Jeffrey W. Tomz	1/15/2013		6,000	98,100
	4/26/2013	(a)	13,500	522,450
	4/26/2013		13,500	522,450

(a)	Restricted stock award forfeited on December 31, 2013
(b)	18,000 of the 27,000 restricted stock award forfeited on December 30, 2013

Executive Officer Equity Awards Outstanding

	Outstanding Equity Awards at December 31, 2013
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Bernard T. Marren	6,667		--		$7.50	3/16/2017	5,400	(b)	$54,054	(d)	--	$--
	20,000		--		7.50	1/28/2020	--		--		--	--
	56,250		18,750	(a)	6.93	1/21/2021	--		--		--	--

Carl J. Yankowski	54,667		--		7.50	5/23/2016	--		--		--	--
	6,667	(e)	--		7.50	3/16/2017	5,400	(b)	54,054	(d)	--	--
	14,667		--		7.50	1/28/2020	--		--		--	--

Reed J. Killion	30,000		--		7.50	3/15/2015	9,000	(c)	90,090	(d)	--	--
	54,000		--		7.50	12/30/2015	--		--		--	--
	13,500		--		7.50	12/30/2015	--		--		--	--
	1,667		--		7.50	3/28/2014	--		--		--	--
	66,667		--		7.50	12/30/2018	--		--		--	--
	137,500		62,500	(a)	6.93	12/30/2018	--		--		--	--
	4,000		--		7.13	3/28/2014	--		--		--	--

Seong S. Shin	25,000		--		6.00	12/31/2015	--		--		--	--
	4,000		--		7.13	3/31/2014	--		--		--	--

Robert J. Petcavich	33,334		--		7.50	1/7/2018	18,000	(b)	180,180	(d)	--	--
	1,667		--		7.50	1/30/2019	--		--		--	--
	80,000		--		7.50	1/28/2020	--		--		--	--
	107,500		52,500	(a)	6.93	1/21/2021	--		--		--	--

Daniel K. Van Ostrand	1,667		--		7.50	1/30/2019	16,000	(b)	160,160	(d)	--	--
	33,334		--		7.50	1/28/2020	--		--		--	--
	80,000		40,000	(a)	6.93	1/21/2021	--		--		--	--
	4,000		--		7.13	11/27/2022	--		--		--	--

Jeffrey W. Tomz	3,669		--		7.50	1/28/2020	13,500	(b)	135,135	(d)	--	--
	33,334		--		7.50	5/19/2020	--		--		--	--
	80,000		40,000	(a)	6.93	1/21/2021	--		--		--	--

(a)	vest 100% on 1/21/2014.
(b)	vest 1/3rd on 3/1/2014; 1/3rd on 3/1/2015; and 1/3rd on 3/1/2016.
(c)	vest 100% on 3/1/2014.
(d)	valued at $10.01 per share which was the closing price of our common stock on December 31, 2013.

Option Exercises and Stock Vested

	Option awards		Stock awards
Name	Number of shares acquired on exercise	Value realized on exercise	Number of shares acquired on vesting	Value realized on vesting
Bernard T. Marren	--	$--	2,000	$32,680

Carl J. Yankowski	12,000	149,031	2,000	32,680

Reed J. Killion	50,000	769,507	8,000	130,720

Seong S. Shin	25,000	408,161	--	--

Robert J. Petcavich	50,000	769,843	6,000	98,040

Daniel K. Van Ostrand	40,000	616,792	6,000	98,040

Jeffrey W. Tomz	76,000	1,063,367	6,000	98,040

Director Compensation

The table below summarizes the total compensation paid to or earned by our directors during 2013. The amounts represented in the “Option Awards” column reflects the stock compensation expense recorded by the Company and does not necessarily equate to the income that will ultimately be realized by the director for such awards.   The table does not include Mr. Marren, Mr. Yankowski and Mr. Killion whose compensation is described in the Summary Compensation Table above.

Director Summary Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards (1)(2)	Option Awards (3)	Non-Equity Incentive Plan Compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
Bruce I. Berkoff	$--	$88,428	$59,762	--	--	--	$148,190
Ross A. Young	--	88,428	59,762	--	--	--	148,190
William Wayne Patterson	--	88,428	30,842	--	--	--	119,270
Anthony J. LeVecchio	--	88,428	30,842	--	--	--	119,270

(1)
Amounts reflect restricted stock awards granted for fiscal year 2013. The amounts represent the aggregate grant date fair value of the awards granted to each named director computed in accordance with stock-based accounting rules (FASB ASC Topic 718).  The restricted stock awards granted on January 15, 2013 vested on August 16, 2013.  The restricted stock awards granted on April 26, 2013 vest 1/3rd on March 1, 2014, 1/3rd on March 1, 2015 and 1/3rd on March 1, 2016.

(2)	At December 31, 2013, Mr. Berkoff, Mr. Young, Mr. Patterson and Mr. LeVecchio held stock awards to acquire 5,400, 5,400, 5,400 and 5,400 shares of common stock, respectively.
(3)	At December 31, 2013, Mr. Berkoff, Mr. Young, Mr. Patterson and Mr. LeVecchio held options to acquire 25,334, 37,334, 26,667 and 18,667 shares of common stock, respectively.

On January 15, 2013, each of Mr. Berkoff, Mr. Young, Mr. Patterson and Mr. LeVecchio were awarded 2,000 of common stock pursuant to our 2011 Stock Incentive Plan, at a price of $16.35 per share, which was the closing price of the Company’s common stock on the date of grant.  These shares vested on August 16, 2013.

On April 26, 2013, each of Mr. Berkoff, Mr. Young, Mr. Patterson and Mr. LeVecchio were awarded 5,400 of common stock pursuant to our 2011 Stock Incentive Plan, at a price of $38.70 per share, which was the closing price of the Company’s common stock on the date of grant.  These shares vest 1/3rd on March 1, 2014, 1/3rd on March 1, 2015 and 1/3rd on March 1, 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have set forth in the following table certain information regarding our common stock, on an as converted basis, beneficially owned as of January 31, 2014 for (i) each stockholder we know to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors and named executive officers, and (iii) all executive officers and directors as a group. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days pursuant to options, warrants, conversion privileges or similar rights. At January 31, 2014, we had 12,244,714 issued and outstanding shares of common stock and no preferred stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)		Percent of Class
Directors and Officers:
Bernard T. Marren	204,046	(2)	1.7%
Carl J. Yankowski	87,401	(3)	0.7%
Reed J. Killion (former Chief Executive Officer and President)	426,901	(4)	3.4%
Seong S. Shin (former Chief Operating Officer)	39,000	(5)	0.3%
Robert J. Petcavich	319,001	(6)	2.5%
Daniel K. Van Ostrand	233,168	(7)	1.9%
Jeffrey W. Tomz	174,617	(8)	1.4%
Bruce I. Berkoff	36,734	(9)	0.3%
Ross A. Young	44,734	(10)	0.4%
William Wayne Patterson	32,271	(11)	0.3%
Anthony J. LeVecchio	25,771	(12)	0.2%
All Directors and Executive Officers as a Group (11 persons)	1,623,644		13.1%
5% Stockholders:
Destrier Capital Management LLC 489 5th Avenue, 29th Floor New York, NY 10017	743,108		6.1%

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

(2)
Includes 5,400 shares of restricted stock that vests 1/3rd on March 1, 2014, 1/3rd on March 1, 2015 and 1/3rd on March 1, 2016.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 101,667 shares of common stock exercisable within 60 days from January 31, 2014.

(3)
Includes 5,400 shares of restricted stock that vests 1/3rd on March 1, 2014, 1/3rd on March 1, 2015 and 1/3rd on March 1, 2016.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 76,001 shares of common stock exercisable within 60 days from January 31, 2014.

(4)
Includes 9,000 shares of restricted stock that vests 100% on March 1, 2014.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 369,834 shares of common stock exercisable within 60 days from January 31, 2014.

(5)	Includes options to purchase 29,000 shares of common stock exercisable within 60 days from January 31, 2014.

(6)
Includes 18,000 shares of restricted stock that vests 1/3rd on March 1, 2014, 1/3rd on March 1, 2015 and 1/3rd on March 1, 2016.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 275,001 shares of common stock exercisable within 60 days from January 31, 2014.

(7)
Includes 16,000 shares of restricted stock that vests 1/3rd on March 1, 2014, 1/3rd on March 1, 2015 and 1/3rd on March 1, 2016.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 159,001 shares of common stock exercisable within 60 days from January 31, 2014.

(8)
Includes 13,500 shares of restricted stock that vests 1/3rd on March 1, 2014, 1/3rd on March 1, 2015 and 1/3rd on March 1, 2016.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 157,003 shares of common stock exercisable within 60 days from January 31, 2014.

(9)
Includes 5,400 shares of restricted stock that vests 1/3rd on March 1, 2014, 1/3rd on March 1, 2015 and 1/3rd on March 1, 2016.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 25,334 shares of common stock exercisable within 60 days from January 31, 2014.

(10)
Includes 5,400 shares of restricted stock that vests 1/3rd on March 1, 2014, 1/3rd on March 1, 2015 and 1/3rd on March 1, 2016.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 37,334 shares of common stock exercisable within 60 days from January 31, 2014.

(11)
Includes 5,400 shares of restricted stock that vests 1/3rd on March 1, 2014, 1/3rd on March 1, 2015 and 1/3rd on March 1, 2016.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 20,371 shares of common stock exercisable within 60 days from January 31, 2014.

(12)
Includes 5,400 shares of restricted stock that vests 1/3rd on March 1, 2014, 1/3rd on March 1, 2015 and 1/3rd on March 1, 2016.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 12,371 shares of common stock exercisable within 60 days from January 31, 2014.

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

Director Independence

Our common stock is currently listed on The NASDAQ Capital Market under the symbol “UNXL,” and therefore, our determination of the independence of directors is made using the definition of “independent” contained in the listing standards of The NASDAQ Capital Market.  On the basis of information solicited from each director, the board has determined that each of Mr. Berkoff, Mr. Young, Mr. Patterson and Mr. LeVecchio has no material relationship with the Company and is independent within the meaning of such rules.   As of December 30, 2013, Mr. Marren and Mr. Yankowski are no longer considered to be independent as on that date they were appointed interim co-Chief Executive Officers and interim co-Presidents.  Our audit committee consists of Mr. LeVecchio (Chairman), Mr. Patterson and Mr. Young; our compensation committee consists of Mr. Young (Chairman) and Mr. Berkoff; and our nomination and governance committee consists of Mr. Berkoff (Chairman), Mr. Young and Mr. Patterson, each of whom the board has determined has no material relationship with the company and is independent, as provided above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by PMB Helin Donovan, LLP (“PMBHD”) for professional services rendered for the audit of our annual consolidated financial statements during the fiscal year ended December 31, 2013, and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for that fiscal year were $110,355.  The aggregate fees billed by PMBHD for professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q during the fiscal year ended December 31, 2012, were $82,410.  These fees include fees billed for professional services rendered by PMBHD for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Related Fees

PMBHD did not bill us for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended December 31, 2013 or 2012 that are not included under Audit Fees above.

Tax Fees

PMBHD billed $7,060 and $7,275 for the fiscal years ended December 31, 2013 and 2012, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

PMBHD did not perform any services for us or charge any fees other than the services described above for either the fiscal year ended December 31, 2013 or 2012.

Pre-approval Policies and Procedures

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2013, 2012 and 2011.

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
101
The following financial information from this Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text and in detail (11)

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

UNI-PIXEL, INC.

Date: February 26, 2014	By:	/s/ BERNARD T. MARREN
Bernard T. Marren
Interim co-Chief Executive Officer, interim co-President, co-Principal Executive Officer and Chairman

Date: February 26, 2014	By:	/s/ CARL J. YANKOWSKI
Carl J. Yankowski
Interim co-Chief Executive Officer, interim co-President, co-Principal Executive Officer and Director

Date: February 26, 2014	By:	/s/ JEFFREY W. TOMZ
Jeffrey W. Tomz
Chief Financial Officer, Secretary and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BERNARD T. MARREN	Interim co-Chief Executive Officer, interim co-President, co-Principal Executive Officer and Chairman	February 26, 2014
Bernard T. Marren

/s/ CARL J. YANKOWSKI	Interim co-Chief Executive Officer, interim co-President, co-Principal Executive Officer and Director	February 26, 2014
Carl J. Yankowski

/s/ ROBERT J. PETCAVICH	Senior Vice President and General Manager	February 26, 2014
Robert J. Petcavich

/s/ DANIEL K. VAN OSTRAND	Senior Vice President Research & Development	February 26, 2014
Daniel K. Van Ostrand

/s/ JEFFREY W. TOMZ	Chief Financial Officer, Principal Financial Officer and Secretary	February 26, 2014
Jeffrey W. Tomz

/s/ BRUCE I. BERKOFF	Director	February 26, 2014
Bruce I. Berkoff

/s/ ROSS A. YOUNG	Director	February 26, 2014
Ross A. Young

/s/ WILLIAM WAYNE PATTERSON	Director	February 26, 2014
William Wayne Patterson

/s/ ANTHONY J. LEVECCHIO	Director	February 26, 2014
Anthony J. LeVecchio

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF UNI-PIXEL, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Uni-Pixel, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(b)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(c)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.  Based on our assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Bernie T. Marren	/s/ Carl J. Yankowksi
Bernie T. Marren	Carl J. Yankowski
Interim co-CEO and interim co-President	Interim co-CEO and interim co-President

/s/ Jeffrey W. Tomz
Jeffrey W. Tomz
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Uni-Pixel, Inc.

We have audited the accompanying consolidated balance sheets of Uni-Pixel, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the each of the years in the two-year period ended December 31, 2013.  We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uni-Pixel, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Uni-Pixel, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO in 1992.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

February 26, 2014
Houston, Texas

Uni-Pixel, Inc.
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS
Current assets
Cash and cash equivalents	$39,369,574	$13,000,372
Account receivable, net	11,409	—
Prepaid expenses	—	160,320

Total current assets	39,380,983	13,160,692

Property and equipment, net of accumulated depreciation of $4,769,453 and $2,531,917, at December 31, 2013 and 2012, respectively	15,893,435	1,536,658
Restricted cash	17,439	17,439

Total assets	$55,291,857	$14,714,789

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,053,748	$348,683
Deferred revenue	5,000,000	—

Total current liabilities	6,053,748	348,683

Total liabilities	6,053,748	348,683

Commitments and contingencies (Note 5)	—	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 12,244,714 shares and 9,854,268 shares issued and outstanding at December 31, 2013 and 2012, respectively	12,245	9,854
Additional paid-in capital	135,720,308	85,669,802
Accumulated deficit	(86,494,444)	(71,313,550)

Total shareholders’ equity	49,238,109	14,366,106

Total liabilities and shareholders’ equity	$55,291,857	$14,714,789

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012	2011

Revenue	$5,081,574	$76,154	$195,237

Cost of revenues	9,005	26,292	46,985

Gross margin	5,072,569	49,862	148,252

Selling, general and administrative expenses	9,888,535	3,961,667	4,186,927
Research and development	10,384,350	5,112,855	4,542,735

Operating loss	(15,200,316)	(9,024,660)	(8,581,410)

Other income
Interest income, net	19,422	6,852	11,986

Net loss	$(15,180,894)	$(9,017,808)	$(8,569,424)

Per share information
Net loss - basic	$(1.32)	$(1.11)	$(1.20)
Net loss - diluted	(1.32)	(1.11)	(1.20)

Weighted average number of basic common shares outstanding	11,512,996	8,150,890	7,138,426
Weighted average number of diluted common shares outstanding	11,512,996	8,150,890	7,138,426

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.
Consolidated Statements of Shareholders’ Equity

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2010	7,131,890	$7,132	$66,507,247	$(53,726,318)	$12,788,061
Stock compensation expense	—	—	4,009,062	—	4,009,062
Exercise of stock options	10,417	10	73,129	—	73,139
Net loss	—	—	—	(8,569,424)	(8,569,424)
Balance, December 31, 2011	7,142,307	$7,142	$70,589,438	$(62,295,742)	$8,300,838
Stock compensation expense	—	—	2,482,911	—	2,482,911
Exercise of warrants	157,709	157	87,350	—	87,507
Exercise of stock options	1,667	2	12,501	—	12,503
Issuance of restricted stock	32,000	32	228,128	—	228,160
Issuance of common stock, net of issuance costs	2,520,585	2,521	12,269,474	—	12,271,995
Net loss	—	—	—	(9,017,808)	(9,017,808)
Balance, December 31, 2012	9,854,268	$9,854	$85,669,802	$(71,313,550)	$14,366,106
Stock compensation expense	—	—	3,406,193	—	3,406,193
Exercise of warrants	454,729	455	187,528	—	187,983
Exercise of stock options	523,467	524	3,513,796	—	3,514,320
Issuance of restricted stock	38,000	38	1,724,470	—	1,724,508
Issuance of common stock, net of issuance costs	1,374,250	1,374	41,218,519	—	41,219,893
Net loss	—	—	—	(15,180,894)	(15,180,894)
Balance, December 31, 2013	12,244,714	$12,245	$135,720,308	$(86,494,444)	$49,238,109

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(15,180,894)	$(9,017,808)	$(8,569,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,237,536	554,675	433,402
Restricted stock issuance	1,724,508	228,160	—
Stock compensation expense	3,406,193	2,482,911	4,009,062
Bad debt expense	—	—	33,774
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,409)	4,550	39,565
(Increase) decrease in prepaid expenses	160,320	(160,320)	—
Increase (decrease) in accounts payable	705,065	261,215	(254,073)
Increase (decrease) in deferred revenue	5,000,000	—	(85,906)
Net cash used in operating activities	(1,958,681)	(5,646,617)	(4,393,600)

Cash flows from investing activities
Purchase of property and equipment	(16,594,313)	(941,679)	(1,512,322)
Net cash used in investing activities	(16,594,313)	(941,679)	(1,512,322)

Cash flows from financing activities
Proceeds from exercise of warrants, net	187,983	87,507	—
Proceeds from exercise of stock options, net	3,514,320	12,503	73,139
Proceeds from the issuance of common stock, net	41,219,893	12,271,995	—
Net cash provided by financing activities	44,922,196	12,372,005	73,139

Net increase (decrease) in cash and cash equivalents	26,369,202	5,783,709	(5,832,783)
Cash and cash equivalents, beginning of period	13,000,372	7,216,663	13,049,446
Cash and cash equivalents, end of period	$39,369,574	$13,000,372	$7,216,663

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Supplemental disclosures of non-cash financing information:
Issuance of 421,107 shares of common stock in exchange for the cashless exercise of warrants to purchase 535,661 shares of common stock for the year ended December 31, 2013. Issuance of 143,333 shares of common stock in exchange for the cashless exercise of warrants to purchase 286,329 shares of common stock for the year ended December 31, 2012.	$2,258,560	$898,265	$—

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

We are a production stage company delivering our Performance Engineered Film™ (PEF) products to the display, touch screen and flexible electronics market segments.  We recently rebranded our PEF production process as Copperhead™.  We have also recently rebranded the touch sensors made with the Copperhead™ process as InTouch™ sensors.

We make transparent conductive films and flexible electronic films based on our proprietary Copperhead™ manufacturing process for high volume, roll to roll printing of flexible thin-film conductor patterns. The Copperhead™ process offers precision micro-electronic circuit patterning and modification of surface characteristics over a large area on an ultra-thin, clear, flexible, plastic substrate. These films may be incorporated into touch sensors, capacitive switches, general lighting, automotive, antenna, display and shielding applications.  We intend to sell the touch screen films, under the brand InTouch™, as sub-components of a touch sensor module.

In addition to the flexible electronic films described above, we are currently shipping our hard coat resin and protective films for use with multiple types of devices either as protective cover films, a cover lens replacement or a conformal hard coat for plastic components. We sell our hard coat resin and optical films under the Diamond Guard™ brand.  Furthermore, our past work in developing the Time Multiplexed Optical Shutter (TMOS) technology, which we sold in May 2010, led to advances in the field of thin-film advanced optics that we believe can be leveraged for other marketable applications, such as low cost LCD backlights and general lighting films. We intend to explore the business potential within these applications and pursue those markets that offer profitable opportunities either through licensing or direct production and sales.

Our strategy is to further develop our proprietary Performance Engineered Film™ technology around the vertical markets that we have identified as high growth profitable market opportunities.  These markets include touch sensors, antennas, automotive and lighting. We have and will continue to utilize contract manufacturing for prototype fabrication to augment our internal capabilities in the short term. We also plan to enter into licensing arrangements, joint developments or ventures in key market segments to exploit the manufacturing and distribution channels of the targeted partners.

As of December 31, 2013, Uni-Pixel had accumulated a total deficit of $86.5 million from operations in pursuit of these objectives.

Since our inception, we have been primarily engaged in developing our initial product technologies, recruiting personnel, commencing our operations and obtaining sufficient capital to meet our working capital needs. In the course of our development activities, we have sustained losses through December 31, 2013. We will finance our operations primarily through our existing cash and possible future financing transactions.

As of December 31, 2013, we had cash and cash equivalents of $39.4 million.  We believe that our existing capital resources are adequate to finance our operations until at least December 31, 2014 based on our current long-term business plan.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional capital through offerings of our debt and equity securities to meet our business objectives.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 at December 31, 2013 and December 31, 2012.  The amounts held in these banks did exceed the insured limit of $250,000 as of December 31, 2013 and December 31, 2012.   We have not incurred losses related to these deposits.

Restricted cash

As of December 31, 2013 and December 31, 2012, we had restricted cash of $17,439. This amount secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas as of both December 31, 2013 and December 31, 2012.  The restricted cash is reflected in a long-term classification based on its anticipated liquidation.

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions.  If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly.  Receivable balances deemed uncollectible are written off against the allowance.  We have $11,409 and $0 accounts receivable balances at December 31, 2013 and 2012, respectively, none of which was reserved as uncollectible.

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

Advance payments are deferred until shipment of product has occurred or services have been rendered.

Revenue from licenses and other up-front fees are recognized on a ratable basis over the term of the respective agreement.

Revenue on certain fixed price contracts where we provide research and development services are recognized over the contract term based on achievement of milestones.

Under the milestone method, we recognized $5.0 million of revenue from a PC manufacturer in the first quarter of 2013 as non-recurring engineering revenue.

In April 2013, we entered into an agreement with an Eco-System Partner (the “Agreement”), whereby we will receive $10 million of cash proceeds to assist us in increasing our production capacity. The Agreement requires us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014.  Upon achieving the minimum production capability and meeting the required quality standards specified in the Agreement, we will record non-recurring engineering revenue for the total amount of cash proceeds received.  As of December 31, 2013, we have received $5 million, which is recorded as deferred revenue in the accompanying consolidated balance sheet.

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

Stock-based compensation

We recognize the cost of stock options and restricted stock in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 Compensation – Stock Compensation (“Topic 718”).  Topic 718 requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

We may, from time to time, issue common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to persons other than employees or directors are recorded on the basis of their fair value, as required by Topic 718 which is measured as of the date required by FASB ASC Topic 505 Equity (“Topic 505”).  In accordance with Topic 505, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with Topic 718:

Stock options

The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to members of the Board of Directors.  The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model.  Most options vest annually over a three-year service period.  The Company will issue new shares of common stock upon the exercise of stock options.

Total compensation expense recognized for options was approximately $3.4 million, $2.5 million and $4.0 million for the twelve months ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

Equity instruments issued to non-employees

From time to time, in order to preserve cash and to fund operating activities, common stock or other equity instruments may be issued for cash or in exchange for goods or services.  Equity instruments issued for goods or services are recorded at the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

The Company has losses carried forward for income tax purposes to December 31, 2013. There are no current or deferred tax expenses for the twelve month periods ended December 31, 2013, 2012 and 2011 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. Accordingly, no benefit has been recognized on the net loss as the realization of the net operating loss carryforward cannot be assured.

The Company regularly assesses uncertain tax positions in each of the tax jurisdictions in which it has operations and accounts for the related financial statement implications. Unrecognized tax benefits are reported using the two-step approach under which tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement of the tax position. Determining the appropriate level of unrecognized tax benefits requires the Company to exercise judgment regarding the uncertain application of tax law. The amount of unrecognized tax benefits is adjusted when information becomes available or when an event occurs indicating a change is appropriate. Future changes in unrecognized tax benefits requirements could have a material impact on the results of operations.  The Company evaluated its tax positions and determined that there were no uncertain tax positions for the years ended December 31, 2013, 2012 and 2011.

The Company files U.S. federal and U.S. state tax returns.  The Company is generally no longer subject to tax examinations relating to federal and state tax returns for years prior to 2010.

The Company is subject to Texas franchise tax, which is based on taxable margin, rather than being based on federal taxable income.  For the years ended December 31, 2013 and 2012, the Company has no Texas margin tax obligation.

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

At December 31, 2013, options and warrants to purchase 2,495,913 shares of common stock at exercise prices ranging from $5.00 to $38.70 per share were outstanding, but were not included in the computation of diluted loss per share as their effect would be antidilutive.

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

Fair Value of Financial Instruments

Our financial instruments consist of accounts receivable, prepaid expenses and accounts payable. We believe the fair values of our accounts receivable, prepaid expenses and accounts payable reflect their respective carrying amounts given the short term nature of these instruments.

Recently issued accounting pronouncements

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

Note 3 – Property and Equipment

A summary of the components of property and equipment at December 31:

	Estimated Useful Lives	2013	2012
Research and development equipment	3 to 5 years	$19,277,573	$3,542,045
Leasehold improvements	5 years	385,323	333,646
Computer equipment	5 years	97,740	97,740
Office equipment	3 to 5 years	95,144	95,144
Construction-in-progress		807,108	—
		20,662,888	4,068,575
Accumulated depreciation		(4,769,453)	(2,531,917)
Property and equipment, net		$15,893,435	$1,536,658

Depreciation and amortization expense of property and equipment for the years ended December 31, 2013, 2012 and 2011 was $2.2 million, $0.6 million and $0.4 million, respectively.

Note 4 – Income Taxes

The Company has a cumulative net operating loss for tax purposes of approximately $64.3 million, $54.2 million and $47.7 million at December 31, 2013, 2012 and 2011, respectively. The Company has a potential deferred tax asset of approximately $21.8 million as a result of this net operating loss carry forward at December 31, 2013. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets. The valuation allowance increased by approximately $3.4 million, $2.2 million and $2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31:

	2013	2012	2011
Income tax expense (benefit) computed at statutory rates	$3,417,000	$2,214,000	$1,962,000
Increase in valuation allowance	(3,417,000)	(2,214,000)	(1,962,000)
Other	-	-	-
Tax provision for income taxes	$-	$-	$-

The Company’s deferred tax assets consist of the following (in thousands) as of December 31:

	2013	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$21,845,000	$18,428,000	$16,214,000
Valuation allowance	(21,845,000)	(18,428,000)	(16,214,000)
Net deferred tax assets	$-	$-	$-

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

Note 5 – Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities for approximately 13,079 square feet at 8708 Technology Forest Pl., Ste. 100, The Woodlands, Texas 77381 under a third party non-cancelable operating lease through April 30, 2016.  Further, the Company has also entered into a lease for office, warehouse and laboratory facilities for approximately 7,186 square feet at 3400 Research Forest Drive, Suite B2, The Woodlands, Texas 77381 under a third party non-cancelable operating lease through May 31, 2016. Future minimum lease commitments as of December 31, 2013 are as follows:

Year Ending December 31
2014	$339,503
2015	345,528
2016	133,184
2017	--
2018	--
Thereafter	--
Total	$818,215

The lease for 8708 Technology Forest Pl., Ste. 100, The Woodlands, Texas 77381 provides the Company with a right to extend the lease term for two additional five year terms or one term of ten years, at the Company’s option.

Rent expense for 2013, 2012 and 2011 was $286,000, $204,000 and $221,000, respectively.

Eco-System Partner Royalty Obligation

In April 2013, we entered into an agreement with an Eco-System Partner (the “Agreement”), whereby we will receive $10 million of cash proceeds to assist us in increasing our production capacity. The Agreement requires us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014.  Upon achieving the minimum production capability and meeting the required quality standards specified in the Agreement, we will record non-recurring engineering revenue for the total amount of cash proceeds received.  As of December 31, 2013, we have received $5 million, which is recorded as deferred revenue in the accompanying consolidated balance sheet.

Upon achieving the deliverables of the Agreement, we will pay a commission to the Eco-System Partner of 10%, on revenue derived from the sales of InTouch™ Sensors directly to the Eco-System Partner or to those of the Eco-System Partner’s manufacturing partners that use the Eco-System Partner’s Preferred Price and Capacity License Agreement.  The commission amount is capped at $18.5 million.

Litigation

On or around December 12, 2012, we were served with notice of two lawsuits filed by Conductive Inkjet Technology Limited (“CIT”) in the Patent Court in the United Kingdom.  The two cases are respectively claim nos. HC12E02467 and HC12F02468 (the “UK Actions”).  The first action, which is case number HC12E02467, asserts that we included CIT’s confidential information in two Patent Cooperation Treaty (“PCT”) patent applications that we filed.  The second action, which is case number HC12F02468, seeks relief for (1) breach of contract, (2) causing loss by unlawful means, and (3) breach of confidence.  It also asserts that we included CIT's confidential information in the two PCT patent applications and a European and Korean application deriving from one of them. The UK Actions seek a finding that we violated a duty of confidence to CIT, an order that confidential materials be returned to CIT, an order that we change the inventorship on the four patent applications to include Xennia (a former co-owners of CIT) employees, and ownership of those patent applications to CIT, an inquiry into damages, other forms of injunctive and declaratory relief, and the award of attorney fees and costs.  On January 3, 2013, we filed an Acknowledgement of Service for each of the UK Actions with the court and indicated that we intended to contest the jurisdiction of the United Kingdom court over these matters. A hearing on our contest of jurisdiction took place on April 22-23, 2013.  On October 7, 2013, the UK court found UK jurisdiction proper on the inventorship claims but found that CIT had exceeded its jurisdiction with regard to certain of its breach claims.  The UK court allowed CIT to amend those claims to fall within UK jurisdiction.  The UK court also awarded CIT 80% of its reasonable costs related to the jurisdictional dispute with the sum of £50,000 being due by October 21, 2013, which was paid in full.  On October 28, 2013 we filed an Acknowledgement of Service for each of the UK Actions stating that we intended to defend the claims.  A substantive defense to CIT’s claims was filed on November 11, 2013.  No UK trial date has been set.

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

Shareholder Derivative Lawsuits

On February 19, 2014, a shareholder derivative lawsuit, Jason F. Gerzseny v. Reed J. Killion, et. al., was filed in the 165th Judicial District in Harris County, Texas.  On February 21, 2014, another shareholder derivative lawsuit, Luis Lim v. Reed J. Killion, et. al., was also filed in Harris County district court.  Both complaints allege various causes of action against certain current and former officers and directors, including claims for breach of fiduciary duty, corporate waste, insider selling, and unjust enrichment.  The Company intends to vigorously defend against these lawsuits, and has directors’ and officers’ liability insurance to cover risks associated with derivative claims against its directors and officers.  Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

Securities and Exchange Commission Investigation

On November 19, 2013, the Company learned that the Fort Worth Regional Office of the United States Securities and Exchange Commission (“SEC”) has issued subpoenas concerning the Company’s agreements related to its InTouch Sensors.  The Company intends to cooperate fully with the SEC regarding this non-public, fact-finding inquiry. The SEC has informed the Company that this inquiry should not be construed as an indication that any violations of law have occurred or that the SEC has any negative opinion of any person, entity or security. The Company does not intend to comment further on this matter unless and until this matter is closed or further action is taken by the SEC which, in the Company’s judgment, merits further comment or public disclosure.

Employment agreements

As of December 31, 2013, the Company does not have any employment agreements outstanding.

Note 6 -   Equity, Stock Plan and Warrants

Common Stock

During the year ended December 31, 2013, the Company (1) issued 523,467 shares of common stock for cash in connection with the exercise of stock options; (2) issued 33,622 shares of common stock for cash in connection with the exercise of warrants; (3) issued 421,107 shares of common stock as a result of the cashless exercise of warrants; (4) issued 38,000 shares of common stock to various directors and officers in connection with the vesting of restricted stock awards; and (5) issued 1,374,250 shares of common stock and received proceeds of $41.2 million, net of issuance costs of $2.8 million.

During the year ended December 31, 2012, the Company (1) issued 1,667 shares of common stock for cash in connection with the exercise of stock options; (2) issued 14,376 shares of common stock for cash in connections with the exercise of warrants; (3) issued 143,333 shares of common stock in exchange for cashless exercise of warrants; (4) issued 32,000 shares of common stock to various directors and officers as stock awards; and (5) issued 2,520,585 shares of common stock in connection of the sale of common stock in August 2012 and received proceeds of $12.3 million, net of issuance costs of $1.0 million.

During the year ended December 31, 2011, the Company issued 10,417 shares of common stock for cash in connection with the exercise of stock options.

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

Our Stock Incentive Plans are administered by our Board of Directors, which has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.  As of December 31, 2013, there were 458,838 shares available for issuance under the Stock Incentive Plans.

Total compensation expense recognized for options was approximately $3.4 million, $2.5 million and $4.0 million for the fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively.  The Company has recorded approximately $1.5 million of stock compensation expense in selling, general and administrative expenses and approximately $1.9 million in research and development expense for the fiscal year ended December 31, 2013, approximately $1.3 million of stock compensation expense in selling, general and administrative expenses and approximately $1.2 million in research and development expense for the fiscal year ended December 31, 2012 and approximately $2.0 million of stock compensation expense in selling, general and administrative expenses and approximately $2.0 million in research and development expense for the fiscal year ended December 31, 2011.

The following table provides information about shares of common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of December 31, 2013.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,947,379	$10.59	458,838

Equity compensation plans not approved by stockholders	68,001	7.50	—

Total	2,015,380	$10.48	458,838

Summary Stock Option and Warrant Information

Information regarding the options and warrants granted in 2013, 2012 and 2011 is as follows:

	Options Year Ended December 31,			Warrants Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Outstanding, beginning of year	2,254,514	2,154,217	832,377	1,049,816	1,350,521	1,463,489
Granted	311,000	199,000	1,458,334	—	—	—
Exercised	523,467	1,667	10,417	569,283	300,705	—
Expired or cancelled	26,667	97,036	126,077	—	—	112,968

Outstanding and expected to vest, end of year	2,015,380	2,254,514	2,154,217	480,533	1,049,816	1,350,521

Exercisable, end of year	1,330,260	1,306,531	901,024	480,533	1,049,816	1,350,521

Available for grant, end of year	458,838	88,071	222,035

The intrinsic value of outstanding, and expected, stock options as of December 31, 2013 is approximately $5.0 million.

The weighted average option and warrant exercise price information for 2013, 2012 and 2011 is as follows:

	Options Year Ended December 31,			Warrants Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Outstanding, beginning of year	$7.08	$7.56	$10.05	$6.41	$6.37	$7.33
Granted during the year	$29.04	$6.69	$6.94	$—	$—	$—
Exercised during the year	$7.05	$7.50	$7.02	$5.51	$6.27	$—
Expired or cancelled during the year	$6.11	$16.99	$10.00	$—	$—	$18.75
Outstanding and expected to vest at end of year	$10.48	$7.08	$7.56	$7.41	$6.41	$6.37
Exercisable at end of year	$7.16	$7.18	$8.32	$7.41	$6.41	$6.37

The fair values of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Year ended December 31, 2013			Year ended December 31, 2012			Year ended December 31, 2011

Expected life (years)			5 years			5 years			5 years
Interest rate	0.68	to	1.71%	0.63	to	0.90%	0.88	to	2.04%
Dividend yield			—			—			—
Volatility	57.26	to	132.25%			63.63%			98.78%
Forfeiture rate			—			—			—
Weighted average fair value per share of options granted			$18.80			$3.44			$5.14

At December 31, 2013, there was $5.1 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.27 years.  There were 547,196 options, net, that became vested during the twelve months ended December 31, 2013.

Significant option and warrant groups outstanding at December 31, 2013 and related weighted average exercise price and life information is as follows:

Grant date	Options Outstanding and Expected to Vest	Warrants Outstanding and Expected to Vest	Exercisable	Weighted Exercise Price	Remaining Life (Years)
December 9, 2004	—	63,641	63,641	$20.70	0.92
March 5, 2005	30,000	—	30,000	$7.50	1.17
May 23, 2006	54,667	—	54,667	$7.50	2.58
March 16, 2007	13,334	—	13,334	$7.50	3.21
September 13, 2007	54,000	—	54,000	$7.50	2.00
September 13, 2007	6,667	—	6,667	$7.50	3.71
January 7, 2008	33,334	—	33,334	$7.50	4.02
April 18, 2008	13,500	—	13,500	$7.50	4.30
January 30, 2009	1,667	—	1,667	$7.50	0.25
January 30, 2009	5,868	—	5,868	$7.50	5.08
June 10, 2009	—	15,796	15,796	$7.50	5.43
August 31, 2009	—	24,934	24,934	$7.50	5.43
October 2, 2009	—	331,433	331,433	$5.00	5.83
January 28, 2010	66,667	—	66,667	$7.50	5.00
January 28, 2010	191,671	—	191,671	$7.50	6.08
January 28, 2010	33,334	—	33,334	$7.50	1.21
March 15, 2010	—	8,337	8,337	$7.50	6.00
April 5, 2010	—	930	930	$7.50	6.00
May 19, 2010	79,335	—	79,335	$7.50	6.62
December 15, 2010	—	35,462	35,462	$6.00	1.92
January 21, 2011	200,000	—	137,500	$6.93	5.00
January 21, 2011	652,668	—	426,418	$6.93	7.08
March 14, 2011	27,500	—	20,000	$7.21	7.17
May 9, 2011	25,334	—	18,852	$7.50	7.33
July 14, 2011	3,000	—	292	$8.05	7.54
September 8, 2011	25,000	—	25,000	$6.00	2.00
October 20, 2011	12,500	—	8,333	$6.00	7.83
January 9, 2012	25,000	—	15,002	$6.00	8.00
March 9, 2012	32,000	—	16,444	$6.00	8.17
June 18, 2012	12,500	—	5,208	$6.00	8.46
October 22, 2012	18,500	—	6,000	$6.00	8.79
November 27, 2012	8,000	—	8,000	$7.13	0.25
November 27, 2012	49,334	—	49,334	$7.13	8.92
December 3, 2012	29,000	—	9,833	$7.83	8.92
January 23, 2013	8,000	—	—	$14.42	9.08
February 4, 2013	36,000	—	—	$13.83	9.08
March 4, 2013	3,000	—	—	$23.91	9.17
April 26, 2013	103,000	—	—	$38.70	9.33
April 29, 2013	50,000	—	—	$36.20	9.33
May 6, 2013	15,000	—	—	$35.39	9.33
May 13, 2013	21,000	—	—	$34.13	9.38
June 24, 2013	9,000	—	—	$14.03	9.50
July 22, 2013	6,000	—	—	$14.05	9.58
August 25, 2013	3,000	—	—	$15.09	9.67
September 3, 2013	6,000	—	—	$19.15	9.67
September 9, 2013	3,000	—	—	$17.15	9.67
September 23, 2013	9,000	—	—	$15.37	9.75
September 30, 2013	9,000	—	—	$17.72	9.75
October 1, 2013	9,000	—	—	$18.82	9.75
October 2, 2013	21,000	—	—	$19.70	9.75
Total	2,015,380	480,533	1,810,793

As of December 31, 2013:
•	The weighted average exercise price of stock options outstanding, and expected to vest, is $10.48.
•	The weighted average remaining life in years of stock options outstanding, and expected to vest, is 6.53.
•	The weighted average exercise price of warrants outstanding, and expected to vest, is $7.41.
•	The weighted average remaining life in years of warrants outstanding, and expect to vest, is 4.86.

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

Note 8 – Employee Benefit Plan

401(k) Plan

Effective February 2007, the Company created an employee benefit plan available to all full-time employees under Section 401(k) of the Internal Revenue Code ("401(k) plan"). Employees may make contributions up to a specified percentage of their compensation, as defined. The Company is not obligated to make contributions under the 401(k) plan and did not make any matching employer contribution to the 401(k) Plan in 2013, 2012 or 2011.

Note 9 — Revenue and Credit Concentrations

During the twelve months ended December 31, 2013, 2012 and 2011, revenues by customers with more than 10% of revenue were as follows:

	Twelve months ended		Twelve months ended		Twelve months ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Amount	%	Amount	%	Amount	%
Company A	$5,000,000	98%	$-	0%	$-	0%
Company B	$-	0%	$67,140	88%	$-	0%
Company C	$-	0%	$-	0%	$136,812	70%
Company D	$-	0%	$-	0%	$50,000	26%
Total	$5,000,000	98%	$67,140	88%	$186,812	96%

As of December 31, 2013, 2012 and 2011, customers with more than 10% of accounts receivable balances were as follows:

	As of		As of		As of
	December 31, 2013		December 31, 2012		December 31, 2011
	Amount	%	Amount	%	Amount	%
Company E	$11,409	100%	$-	0%	$-	0%
Company F	$-	0%	$-	0%	$4,550	100%
Total	$11,409	100%	$-	0%	$4,550	100%

Note 10 – Subsequent Events

Personal Computer Original Equipment Manufacturer (PC OEM) Partner Agreement Update

Effective, February 25, 2014, the Company has revised its touch sensors Preferred Price and Capacity license agreement with its PC OEM partner (signed December 7, 2012) to waive the notebook limited exclusivity option. The exclusivity waiver allows the Company the opportunity to sell its touch sensors for use in competing notebook applications. There will be no additional milestone payments recognized under the new terms and conditions of the agreement, with the preferred pricing and capacity aspects of the agreement remaining unchanged. The Company continues to work closely with the PC OEM partner in product design and development under a specific timeline.

Note 11 – Quarterly Financial Data (Unaudited)

The Company’s unaudited quarterly financial data for 2013 and 2012 is summarized below.

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$5,069,416	$749	$-	$11,409
Gross margin	5,066,380	364	-	5,825
Operating income (loss)	946,425	(4,700,716)	(5,305,249)	(6,140,776)
Net income (loss)	947,415	(4,695,235)	(5,298,415)	(6,134,659)
Basic net income (loss) per share	0.09	(0.40)	(0.44)	(0.50)
Diluted net income (loss) per share	0.07	(0.40)	(0.44)	(0.50)

	2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$3,564	$70,560	$-	$2,030
Gross margin	2,191	46,454	-	1,217
Operating loss	(2,046,956)	(2,039,613)	(2,046,092)	(2,891,999)
Net loss	(2,045,385)	(2,038,358)	(2,043,644)	(2,890,421)
Basic and diluted net loss per share	(0.29)	(0.29)	(0.24)	(0.30)