Form 10-Q
period 2014-03-31
Uni-Pixel
filed 2014-05-08
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of April 30, 2014, the issuer had 12,349,047 shares of issued and outstanding common stock, par value $0.001 per share.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Uni-Pixel, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,364,740	$39,369,574
Account receivable, net	—	11,409

Total current assets	34,364,740	39,380,983

Property and equipment, net of accumulated depreciation of $6,272,171 and $4,769,453, at March 31, 2014 and December 31, 2013, respectively	15,001,389	15,893,435
Restricted cash	17,439	17,439

Total assets	$49,383,568	$55,291,857

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$504,786	$1,053,748
Deferred revenue	5,000,000	5,000,000

Total current liabilities	5,504,786	6,053,748

Total liabilities	5,504,786	6,053,748

Commitments and contingencies (Note 3)	—	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 12,349,047 shares issued and outstanding at March 31, 2014 and 12,244,714 shares issued and outstanding at December 31, 2013	12,349	12,245
Additional paid-in capital	136,548,827	135,720,308
Accumulated deficit	(92,682,394)	(86,494,444)

Total shareholders’ equity	43,878,782	49,238,109

Total liabilities and shareholders’ equity	$49,383,568	$55,291,857

See accompanying notes to these unaudited condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2014	2013

Revenue	$--	$5,069,416

Cost of revenues	--	3,036

Gross margin	--	5,066,380

Selling, general and administrative expenses	2,868,404	2,180,067
Research and development	3,324,346	1,939,888

Operating income (loss)	(6,192,750)	946,425

Other income
Interest income, net	4,800	990

Net income (loss)	$(6,187,950)	$947,415

Per share information
Net income (loss) - basic	$(0.50)	$0.09
Net income (loss) - diluted	(0.50)	0.07

Weighted average number of basic common shares outstanding	12,273,772	10,068,092
Weighted average number of diluted common shares outstanding	12,273,772	12,865,361

See accompanying notes to these unaudited condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock
	Number		Additional		Total
	of Shares	Amount	Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
Balance, December 31, 2012	9,854,268	$9,854	$85,669,802	$(71,313,550)	$14,366,106
Stock compensation expense	—	—	3,406,193	—	3,406,193
Exercise of warrants	454,729	455	187,528	—	187,983
Exercise of stock options	523,467	524	3,513,796	—	3,514,320
Issuance of restricted stock	38,000	38	1,724,470	—	1,724,508
Issuance of common stock, net of issuance costs	1,374,250	1,374	41,218,519	—	41,219,893
Net loss	—	—	—	(15,180,894)	(15,180,894)
Balance, December 31, 2013	12,244,714	$12,245	$135,720,308	$(86,494,444)	$49,238,109
Stock compensation expense	—	—	680,599	—	680,599
Exercise of warrants	64,699	64	(64)	—	—
Exercise of stock options	4,000	4	28,516	—	28,520
Issuance of restricted stock	35,634	36	119,468	—	119,504
Net loss	—	—	—	(6,187,950)	(6,187,950)
Balance, March 31, 2014 (unaudited)	12,349,047	$12,349	$136,548,827	$(92,682,394)	$43,878,782

See accompanying notes to these unaudited condensed consolidated financial statements

Uni-Pixel, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(6,187,950)	$947,415
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,502,718	218,871
Restricted stock issuance	119,504	221,893
Stock compensation expense	680,599	631,414
Change in operating assets and liabilities:
Decrease in accounts receivable	11,409	—
Decrease in prepaid assets and other current assets	—	160,320
Increase in accounts payable	(548,962)	70,835
Increase in bonus accrual	—	273,675
Net cash provided by (used in) operating activities	(4,422,682)	2,524,423

Cash flows from investing activities
Purchase of property and equipment	(610,672)	(2,364,060)
Net cash used in investing activities	(610,672)	(2,364,060)

Cash flows from financing activities
Proceeds from exercise of warrants, net	—	115,982
Proceeds from exercise of stock options, net	28,520	2,431,239
Net cash provided by financing activities	28,520	2,547,221

Net increase (decrease) in cash and cash equivalents	(5,004,834)	2,707,584
Cash and cash equivalents, beginning of period	39,369,574	13,000,372
Cash and cash equivalents, end of period	$34,364,740	$15,707,956

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash financing information:
Issuance of 64,699 shares of common stock in exchange for the cashless exercise of warrants to purchase 126,433 shares of common stock for the three months ended March 31, 2014. Issuance of 137,778 shares of common stock in exchange for the cashless exercise of warrants to purchase 198,721 shares of common stock for the three months ended March 31, 2013.	$323,486	$771,253

See accompanying notes to these unaudited condensed consolidated financial statements.

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

In addition to the flexible electronic films described above, we are currently shipping our hard coat resin and protective films for use with multiple types of devices either as protective cover films, a cover lens replacement or a conformal hard coat for plastic components. We sell our hard coat resin and optical films under the Diamond Guard™ brand.  Furthermore, we plan to leverage our past work in developing the Time Multiplexed Optical Shutter (TMOS) technology, which we sold in May 2010, for other marketable applications, such as low cost LCD backlights and general lighting films. We intend to explore the business potential within these applications and pursue those markets that offer profitable opportunities either through licensing or direct production and sales.

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

As of March 31, 2014, Uni-Pixel had accumulated a total deficit of $92.7 million from operations in pursuit of these objectives.

Since our inception, we have been primarily engaged in developing our initial product technologies, recruiting personnel, commencing our operations and obtaining sufficient capital to meet our working capital needs. In the course of our development activities, we have sustained losses through March 31, 2014. We will finance our operations primarily through our existing cash and possible future financing transactions.

As of March 31, 2014, we had cash and cash equivalents of $34.4 million.  We believe that our existing capital resources are adequate to finance our operations until at least December 31, 2014 based on our current long-term business plan.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional capital through offerings of our debt or equity securities to meet our business objectives.

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

Note 2 — Summary of Significant Accounting Policies

Interim financial information

The condensed consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in condensed consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K, for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 26, 2014.

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the technology industry.  There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2014 compared to what was previously disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2013. The consolidated financial information as of December 31, 2013 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2013.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2014, as compared to the significant accounting policies disclosed in Note 2 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

Concentration of credit risk

We maintain our cash with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 at March 31, 2014 and December 31, 2013.  The amounts held in these banks exceeded the insured limit of $250,000 as of March 31, 2014 and December 31, 2013.   We have not incurred losses related to these deposits.

Restricted cash

As of March 31, 2014 and December 31, 2013, we had restricted cash of $17,439. This amount secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas as of both March 31, 2014 and December 31, 2013.  The restricted cash is reflected in a long-term classification based on its anticipated liquidation.

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions.  If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly.  Receivable balances deemed uncollectible are written off against the allowance.  We have $0 and $11,409 accounts receivable balances at March 31, 2014 and December 31, 2013, respectively, none of which was reserved as uncollectible.

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

Advance payments are deferred until shipment of product has occurred or the service has been rendered.

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

In April 2013, we entered into an agreement with an Eco-System Partner (the “Agreement”), whereby we were going to receive $10 million of cash proceeds to assist us in increasing our production capacity. The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014.  We received $5 million in May 2013, which is non-refundable and is recorded as deferred revenue in the accompanying consolidated balance sheet at March 31, 2014.  Upon achieving the deliverables of the Agreement, we will pay a commission to the Eco-System Partner of 10%, on revenue derived from the sales of InTouch™ Sensors directly to the Eco-System Partner or to those of the Eco-System Partner’s manufacturing partners that use the Eco-System Partner’s Preferred Price and Capacity License Agreement.  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If the Company commits a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million will be assigned to the customer to make them whole on any remaining amounts due under the commission cap of $18.5 million.

In April 2014, we entered into the First Amendment to the Capacity License Agreement with an Eco-System Partner (the “Amended Agreement”). The amendment modified the contract terms as follows: 1) the requirement to reach the minimum production capability and meet the required quality standards specified in the Agreement by April 2014 was removed; 2) the total amount of cash proceeds to be received was reduced from $10 million to $5 million (the $5 million was already received in May 2013); 3) the cap on the commission amount was reduced from $18.5 million to $6.25 million; and 4) if the Company becomes subject to bankruptcy, insolvency or liquidation or commits a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million will be assigned to the customer to make them whole on any remaining amounts due under the commission cap of $6.25 million.

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

At March 31, 2014, 53,266 restricted shares and options and warrants to purchase 2,359,813 shares of common stock at exercise prices ranging from $5.00 to $38.70 per share were outstanding, and were not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

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

Note 3 — Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities for approximately 13,079 square feet at 8708 Technology Forest Pl., Ste. 100, The Woodlands, Texas 77381 under a third party non-cancelable operating lease through April 30, 2016.  Further, the Company has also entered into a lease for office, warehouse and laboratory facilities for approximately 7,186 square feet at 3400 Research Forest Drive, Suite B2, The Woodlands, Texas 77381 under a third party non-cancelable operating lease through May 31, 2016. Future minimum lease commitments as of March 31, 2014 are as follows:

Year Ending December 31
Nine months ending 2014	$269,212
2015	345,528
2016	133,184
2017	--
2018	--
2019	--
Thereafter	--
Total	$747,924

The lease for 8708 Technology Forest Pl., Ste. 100, The Woodlands, Texas 77381 provides the Company with a right to extend the lease term for two additional five year terms or one term of ten years, at the Company’s option.

Eco-System Partner Royalty Obligation

In April 2013, we entered into an agreement with an Eco-System Partner (the “Agreement”), whereby we were going to receive $10 million of cash proceeds to assist us in increasing our production capacity. The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014.  We received $5 million in May 2013, which is non-refundable and is recorded as deferred revenue in the accompanying consolidated balance sheet at March 31, 2014.  Upon achieving the deliverables of the Agreement, we will pay a commission to the Eco-System Partner of 10%, on revenue derived from the sales of InTouch™ Sensors directly to the Eco-System Partner or to those of the Eco-System Partner’s manufacturing partners that use the Eco-System Partner’s Preferred Price and Capacity License Agreement.  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If the Company commits a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million will be assigned to the customer to make them whole on any remaining amounts due under the commission cap of $18.5 million.

In April 2014, we entered into the First Amendment to the Capacity License Agreement with an Eco-System Partner (the “Amended Agreement”). The amendment modified the contract terms as follows: 1) the requirement to reach the minimum production capability and meet the required quality standards specified in the Agreement by April 2014 was removed; 2) the total amount of cash proceeds to be received was reduced from $10 million to $5 million (the $5 million was already received in May 2013); 3) the cap on the commission amount was reduced from $18.5 million to $6.25 million; and 4) if the Company becomes subject to bankruptcy, insolvency or liquidation or commits a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million will be assigned to the customer to make them whole on any remaining amounts due under the commission cap of $6.25 million.

Class Action Litigation

In June 2013, two purported class action complaints were filed in the United States District Court, Southern District of New York and the United States District Court, Southern District of Texas against the Company and our CEO, CFO, and Chairman. The Southern District of New York complaint was voluntarily dismissed by plaintiff on July 2, 2013.  The surviving complaint alleges that we and our officers and directors violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning our licensing agreements and product development.  The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from December 7, 2012 to May 31, 2013.  We will vigorously defend against this lawsuit.  The Company has directors' and officers' and corporate liability insurance to cover risks associated with securities claims filed against the Company or its directors and officers and has notified its insurers of the complaints filed against the Company and the officers.  Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Shareholder Derivative Litigation

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

Securities and Exchange Commission Investigation

On November 19, 2013, the Company learned that the Fort Worth Regional Office of the United States Securities and Exchange Commission (“SEC”) has issued subpoenas concerning the Company’s agreements related to its InTouch Sensors.  The Company is cooperating fully with the SEC regarding this non-public, fact-finding inquiry. The SEC has informed the Company that this inquiry should not be construed as an indication that any violations of law have occurred or that the SEC has any negative opinion of any person, entity or security. The Company does not intend to comment further on this matter unless and until this matter is closed or further action is taken by the SEC which, in the Company’s judgment, merits further comment or public disclosure.

Employment agreements

As of March 31, 2014, the Company does not have any employment agreements outstanding.

Note 4 —Equity, Stock Plan and Warrants

Common Stock

During the three months ended March 31, 2014, (1) we issued 4,000 shares of common stock for cash in connection with the exercise of stock options; (2) issued 64,699 shares of common stock as a result of the cashless exercise of warrants; and (3) issued 35,634 shares of common stock to various directors and officers as stock awards;

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

Our Stock Incentive Plans are administered by our Board of Directors, which has the sole discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.  As of March 31, 2014, there were 464,505 shares available for issuance under the Stock Incentive Plans.

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards:

Total compensation expense recognized for options was approximately $0.7 million and $0.6 million for the three months ended March 31, 2014 and March 31, 2013, respectively.  The Company has recorded approximately $0.3 million of stock compensation expense in selling, general and administrative expenses and approximately $0.4 million in research and development expense for the three months ended March 31, 2014 and approximately $0.3 million of stock compensation expense in selling, general and administrative expenses and approximately $0.3 million in research and development expense for the three months ended March 31, 2013.

A summary of the changes in the total stock options outstanding during the three months ended March 31, 2014 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding and expected to vest, at December 31, 2013	2,015,380	$10.48
Granted	--	$--
Forfeited or expired	(5,667)	$7.24
Exercised	(4,000)	$7.13
Outstanding and expected to vest, at March 31, 2014	2,005,713	$10.50
Vested and exercisable at March 31, 2014	1,647,370	$7.18

The fair values of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Expected life (years)	na	5 years
Interest rate	na	0.76 to 0.85%
Dividend yield	na	—
Volatility	na	57.26 to 76.35%
Forfeiture rate	na	—
Weighted average fair value of options granted	na	$14.57

At March 31, 2014, there was $4.4 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.18 years.  There were approximately 0.3 million options that became vested during the three months ended March 31, 2014.

Common Stock Warrants

As of March 31, 2014, the Company has 354,100 common stock warrants outstanding with a weighted average exercise price of $8.27 per share.  Information regarding outstanding warrants as of March 31, 2014 is as follows:

Grant date	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
December 9, 2004	63,641	63,641	$20.70	0.67
June 10, 2009	15,796	15,796	$7.50	5.18
August 31, 2009	24,934	24,934	$7.50	5.18
October 2, 2009	205,000	205,000	$5.00	5.58
March 15, 2010	8,337	8,337	$7.50	5.75
April 5, 2010	930	930	$7.50	5.75
December 15, 2010	35,462	35,462	$6.00	1.67

Total	354,100	354,100

Note 5 — Property and Equipment

A summary of the components of property and equipment at March 31, 2014 and December 31, 2013 are as follows:

	Estimated Useful Lives	March 31, 2014	December 31, 2013
Research and development equipment	3 to 5 years	$19,625,919	$19,277,573
Leasehold improvements	5 years	385,323	385,323
Computer equipment	5 years	97,740	97,740
Office equipment	3 to 5 years	95,144	95,144
Construction-in-progress		1,069,434	807,108
		21,273,560	20,662,888
Accumulated depreciation		(6,272,171)	(4,769,453)
Property and equipment, net		$15,001,389	$15,893,435

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2014 and March 31, 2013 was approximately $1,503,000 and $219,000, respectively.

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

Note 7 — Revenue and Credit Concentrations

During the three months ended March 31, 2014 and 2013, revenues by customers with more than 10% of revenue were as follows:

	Three months ended March 31, 2014		Three months ended March 31, 2013
	Amount	%	Amount	%
Company A	-	-%	$5,000,000	99%
Total	$-	-%	$5,000,000	99%

As of March 31, 2014 and December 31, 2013 customers with more than 10% of accounts receivables balances were as follows:

	As of March 31, 2014		As of December 31, 2013
	Amount	%	Amount	%
Company B	-	-%	11,409	100%
Total	$-	-%	$11,409	100%

Note 8 — Subsequent Event

In April 2014, Conductive Inkjet Technology Limited (CIT) and Uni-Pixel Displays, Inc. (Uni-Pixel) have agreed to settle their on-going litigation in the U.S. and the UK. CIT has agreed to withdraw its UK claims that Uni-Pixel has used CIT’s confidential information for a number of unauthorized purposes relating to its current technology, its past technology and also two of its patent filings. Uni-Pixel has agreed to withdraw its U.S. claims for declarations that it did not do what CIT alleges, and that CIT breached an agreement between the parties by issuing its claims in the UK courts. CIT further agreed to release any current and future claims to Uni-Pixel’s past and current technology, patents, and other property based on the subject matter of the suits. Uni-Pixel further agreed to grant CIT certain limited rights to use technology that would be protected by the patents arising from the disputed patent filings. No money will change hands as part of the settlement.  The parties agree that Uni-Pixel owes no further duty of confidentiality to CIT regarding any CIT technology. There are no admissions of any wrong-doing in connection with this dispute.

Mr. Jeff Hawthorne was appointed Chief Executive Officer and President of the Company effective April 14, 2014.  Mr. Hawthorne was also appointed as a member of the Board of Directors effective April 14, 2014. Mr. Hawthorne’s salary will be $250,000 per year, which may be changed in the Company’s sole discretion based upon Mr. Hawthorne’s or the Company’s performance.  In addition, Mr. Hawthorne will be eligible to receive a discretionary pro-rata cash bonus up to 100% of his annual salary based on his performance and the Company’s performance. The Company will provide Mr. Hawthorne a housing allowance of up to $3,000 per month until Mr. Hawthorne relocates to the Houston area.  The Company will reimburse Mr. Hawthorne up to $60,000 for moving expenses.  On Mr. Hawthorne’s start date of April 14, 2014, the Company granted to Mr. Hawthorne 150,000 shares of restricted stock of the Company.  The shares of restricted stock shall vest 1/3rd on the one year anniversary of the date of grant, 1/3rd on the two year anniversary of the date of grant, and 1/3rd on the three year anniversary of the date of grant.  As an “at-will” employee, Mr. Hawthorne’s employment can be terminated by the Company or by him, at any time and for any reason.   However, upon Change of Control, Mr. Hawthorne will receive a severance of 2 times annual base salary and all remaining options and restricted shares of stock shall become vested immediately.

Effective April 14, 2014, the Company has promoted Mr. Robert Rusenko to Chief Operating Officer.  Mr. Rusenko started with Company on April 29, 2013 as Vice President of Operations with an annual base salary of $180,000.   Effective April 14, 2014, Mr. Rusenko’s annual base salary will be $195,000 per year, which may be changed in the Company’s sole discretion based upon Mr. Rusenko’s or the Company’s performance.  In addition, Mr. Rusenko will be eligible to receive a discretionary cash bonus up to 50% of his annual salary based on his performance and the Company’s performance.  As an “at-will” employee, Mr. Rusenko’s employment can be terminated by the Company or by him, at any time and for any reason.   On Mr. Rusenko’s promotion date of April 14, 2014, the Company granted Mr. Rusenko 50,000 shares of restricted stock of the Company.  The shares of restricted stock shall vest 1/3rd on the one year anniversary of the date of grant, 1/3rd on the two year anniversary of the date of grant, and 1/3rd on the three year anniversary of the date of grant.  Upon Change of Control, Mr. Rusenko’s remaining options and restricted shares of stock shall become vested immediately.

In April 2014, we entered into the First Amendment to the Capacity License Agreement with an Eco-System Partner (the “Amended Agreement”). The amendment modified the contract terms as follows: 1) the requirement to reach the minimum production capability and meet the required quality standards specified in the Agreement by April 2014 was removed; 2) the total amount of cash proceeds to be received was reduced from $10 million to $5 million (the $5 million was already received in May 2013); 3) the cap on the commission amount was reduced from $18.5 million to $6.25 million; and 4) if the Company becomes subject to bankruptcy, insolvency or liquidation or commits a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million will be assigned to the customer to make them whole on any remaining amounts due under the commission cap of $6.25 million.

On April 14, 2014, the Company granted a total of 200,000 shares of restricted stock to Chief Executive Officer and Chief Operating Officer. Further, the Company granted a total of 32,400 of restricted stock to six directors for annual compensation. These shares of restricted stock vest 1/3rd on the one year anniversary of the date of grant; 1/3rd on the two year anniversary of the date of grant; and 1/3rd on the three year anniversary of the date of grant.  The Company determined the fair market value of the shares of restricted stock granted of $1.98 million, which will be recognized over the three year vesting period.

On April 14, 2014, the Company granted a total of 104,000 options to purchase our common stock with an exercise price of $8.50 per share to twenty-eight employees and our investment relations firm.   These options vest 1/3rd on the one year anniversary of the date of grant; 1/3rd on the two year anniversary of the date of grant; and 1/3rd on the three year anniversary of the date of grant.  The options expire on April 14, 2024.  The Company utilized the Black-Scholes methodology in determining the fair market value of the options granted of $0.76 million, which will be recognized over the three year vesting period.

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

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2014, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 26, 2014.

Recent Accounting Pronouncements

See Note 2 of our accompanying condensed consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Revenue Recognition:  We recognize revenue over the period the service is performed or when the product is delivered. In general, this requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee is fixed and determinable, and (4) collectability is reasonably assured.

Advance payments are deferred until shipment of product has occurred or the service has been rendered.

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

In April 2013, we entered into an agreement with an Eco-System Partner (the “Agreement”), whereby we were going to receive $10 million of cash proceeds to assist us in increasing our production capacity. The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014.  We received $5 million in May 2013, which is non-refundable and is recorded as deferred revenue in the accompanying consolidated balance sheet at March 31, 2014.  Upon achieving the deliverables of the Agreement, we will pay a commission to the Eco-System Partner of 10%, on revenue derived from the sales of InTouch™ Sensors directly to the Eco-System Partner or to those of the Eco-System Partner’s manufacturing partners that use the Eco-System Partner’s Preferred Price and Capacity License Agreement.  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If the Company commits a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million will be assigned to the customer to make them whole on any remaining amounts due under the commission cap of $18.5 million.

In April 2014, we entered into the First Amendment to the Capacity License Agreement with an Eco-System Partner (the “Amended Agreement”). The amendment modified the contract terms as follows: 1) the requirement to reach the minimum production capability and meet the required quality standards specified in the Agreement by April 2014 was removed; 2) the total amount of cash proceeds to be received was reduced from $10 million to $5 million (the $5 million was already received in May 2013); 3) the cap on the commission amount was reduced from $18.5 million to $6.25 million; and 4) if the Company becomes subject to bankruptcy, insolvency or liquidation or commits a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million will be assigned to the customer to make them whole on any remaining amounts due under the commission cap of $6.25 million.

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

RESULTS OF OPERATIONS

Comparison of the three months ending March 31, 2014 and 2013

REVENUES.  During the first quarter of 2010, we began to manufacture, market and sell our thin film product. We also earn engineering revenue.

Revenues were $0 for the three months ended March 31, 2014 as compared to $5,069,416 for the three months ended March 31, 2013, a decrease of $5,069,416.  $5.0 million of revenue from a PC manufacturer was recognized in the three months ended March 31, 2013 as non-recurring engineering revenue.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues was $0 for the three months ended March 31, 2014 and $3,036 for the three months ended March 31, 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 32% or approximately $688,000, to $2,868,404 for the three months ended March 31, 2014 from $2,180,067 for the three months ended March 31, 2013.  The major changes to selling, general and administrative expenses are as follows:

a)  Salaries and benefits decreased by approximately $237,000 to $729,000 for the three months ended March 31, 2014 compared to $966,000 for the three months ended March 31, 2013 primarily due to the following: an increase in salaries to $393,000 for the three months ended March 31, 2014 compared to $310,000 for the three months ended March 31, 2013 due to an increase in the number of employees; a decrease in stock compensation expense to $261,000 for the three months ended March 31, 2014 compared to $317,000 for the three months ended March 31, 2013; a decrease in restricted stock expense of $157,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013; and a decrease in bonus accrual to $0 for the three months ended March 31, 2014 compared to $134,000 for the three months ended March 31, 2013;

b) Contract labor expense increased by approximately $16,000 to $37,000 for the three months ended March 31, 2014 compared to $21,000 for the three months ended March 31, 2013;

c) Legal expense decreased by approximately $438,000 to $296,000 for the three months ended March 31, 2014 compared to $734,000 for the three months ended March 31, 2013 primarily due to a decrease in legal fees related to the UK Actions, the Texas Action and the class action lawsuit offset by an increase in patent related legal work;

d) Accounting expense increased by approximately $15,000 to $42,000 for the three months ended March 31, 2014 compared to $27,000 for the three months ended March 31, 2013;

e) Office expense increased by approximately $30,000 to $33,000 for the three months ended March 31, 2014 compared to $3,000 for the three months ended March 31, 2013;

f) Travel expense increased by approximately $22,000 to $87,000 for the three months ended March 31, 2014 compared to $65,000 for the three months ended March 31, 2013;

g) Depreciation and amortization expense increased by approximately $1,284,000 to $1,503,000 for the three months ended March 31, 2014 compared to $219,000 for the three months ended March 31, 2013.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $1,384,000, or 71%, during the three months ended March 31, 2014 to $3,324,346 from $1,939,888 for the three months ended March 31, 2013. The primary reason for the increase in research and development expense is due to increased lab expense related to prototype development.  The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $316,000 to $1,346,000 for the three months ended March 31, 2014 compared to $1,030,000 for the three months ended March 31, 2013 primarily due to the following: an increase in salaries to $656,000 for the three months ended March 31, 2014 compared to $424,000 for the three months ended March 31, 2013 due to increased number of employees; an increase in stock compensation expense to $419,000 for the three months ended March 31, 2014 compared to $314,000 for the three months ended March 31, 2013; an increase in restricted stock expense to $124,000 for the three months ended March 31, 2014 compared to $70,000 for the three months ended March 31, 2013; a decrease in bonus accrual to $0 for the three months ended March 31, 2014 compared to $139,000 for the three months ended March 31, 2013;

b) Lab expense increased by approximately $978,000 to $1,812,000 for the three months ended March 31, 2014 compared to $834,000 for the three months ended March 31, 2013 primarily due to increased services related to prototype development; and

c) Travel expense increased by approximately $46,000 to $67,000 for the three months ended March 31, 2014 compared to $21,000 for the three months ended March 31, 2013.

OTHER INCOME (EXPENSE).

Interest income, net, increased to income of $4,800 for the three months ended March 31, 2014 as compared to income of $990 for the three months ended March 31, 2013, primarily due to an increase in the average cash on hand during the three months ended March 31, 2014.

NET INCOME (LOSS).   Net loss was $6,187,950 for the three months ended March 31, 2014, as compared to a net income of $947,415 for the three months ended March 31, 2013.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. Until our products begin to earn enough revenue to support our operations, which may never happen, we will continue to be highly dependent on financing from third parties.  On April 23, 2013 we sold 1,374,250 shares of our common stock, raising net proceeds of approximately $41.2 million.  Barring unanticipated expenses, we expect the proceeds from this offering to support our operations until at least December 31, 2014.

Operating Activities

Cash used in operating activities during the three months ended March 31, 2014 was $4,422,682 as compared to cash provided by operating activities during the three months ended March 31, 2013 was $2,524,423.

Investing Activities

Cash used for investing activities during the three months ended March 31, 2014 was $610,672 as compared to $2,364,060 of cash used for the three months ended March 31, 2013.  The use of cash for investing activities during the three months ended March 31, 2014 was primarily attributable to the purchase of equipment related to our research and development activities and for anticipated production.

Financing Activities

Historically, we have financed our operating and investing activities primarily from the sale of registered shares of our common stock to the public, short-term loans from private placements of convertible notes, private placements of equity securities and the sale of certain intellectual property.

The total net cash provided by financing activities was $28,520 for the three months ended March 31, 2014, which includes:
•	$28,520 of net proceeds from the exercise of stock options.

The total net cash provided by financing activities was $2,547,221 for the three months ended March 31, 2013, which includes:
•	$115,982 of net proceeds from the exercise of warrants; and
•	$2,431,239 of net proceeds from the exercise of stock options.

Working Capital

Our primary sources of liquidity have included the sale of registered shares of our common stock to the public, short-term loans from private placements of convertible notes, private placements of equity securities and the sale of certain intellectual property.

As of March 31, 2014, we had a cash balance of approximately $34.4 million and working capital of $28.9 million.  We project that current cash reserves will sustain our operations through December 31, 2014, and we are not aware of any trends or potential events that are likely to adversely impact our short term liquidity through this term.  As noted above, we raised net proceeds of approximately $41.2 million in April 2013 through the sale of our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2014, management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management concluded that, as of March 31, 2014, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see Note 3 to our unaudited financial statements for a description of the legal proceedings to which the Company is a party.  There were no material developments in these proceedings during the quarter ended March 31, 2014.

ITEM 1A.  RISK FACTORS

We incorporate herein by reference the risk factors included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on February 26, 2014.

ITEM 6.  EXHIBITS.

Exhibit No.	Description of Document
3.1	Composite Certificate of Incorporation of Uni-Pixel, Inc. (1)
3.2	Amended and Restated Bylaws of Uni-Pixel, Inc. (2)
31.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3) (4)
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3) (4)
101.INS	XBRL Instance Document (5)
101.SCH	XBRL Taxonomy Extension Schema (5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (5)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (5)
101.LAB	XBRL Taxonomy Extension Label Linkbase (5)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (5)

(1) Previously filed as an exhibit to Post-Effective Amendment No. 1 to the Company’s S-1 registration statement, number 333-169279 which was filed with the SEC on December 10, 2010 and incorporated by reference hereto.

(2) Previously filed as an exhibit to the Company’s Form 10-SB, filed on February 18, 2005, and incorporated by reference hereto.
(3) Filed herewith
(4) The certification attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on From 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(5) Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data fails to comply with the submission requirements.  These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

May 8, 2014	By:	/s/ Jeff A. Hawthorne
Date		Jeff A. Hawthorne, Chief Executive Officer and President

	By:	/s/ Jeffrey W. Tomz
Jeffrey W. Tomz, Chief Financial Officer