Form 10-Q
period 2014-09-30
Uni-Pixel
filed 2014-11-06
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of October 31, 2014, the issuer had 12,350,715 shares of issued and outstanding common stock, par value $0.001 per share.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Uni-Pixel, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$26,824,116	$39,369,574
Account receivable, net	—	11,409
Prepaid expenses	95,000	—

Total current assets	26,919,116	39,380,983

Property and equipment, net of accumulated depreciation of $9,303,673 and $4,769,453, at September 30, 2014 and December 31, 2013, respectively	12,507,804	15,893,435
Restricted cash	17,439	17,439

Total assets	$39,444,359	$55,291,857

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$256,408	$1,053,748
Deferred revenue	5,000,000	5,000,000

Total current liabilities	5,256,408	6,053,748

Total liabilities	5,256,408	6,053,748

Commitments and contingencies (Note 3)	—	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 12,350,715 shares issued and outstanding at September 30, 2014 and 12,244,714 shares issued and outstanding at December 31, 2013	12,351	12,245
Additional paid-in capital	138,542,974	135,720,308
Accumulated deficit	(104,367,374)	(86,494,444)

Total shareholders’ equity	34,187,951	49,238,109

Total liabilities and shareholders’ equity	$39,444,359	$55,291,857

See accompanying notes to these unaudited condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$—	$—	$—	$5,070,165

Cost of revenues	—	—	—	3,421

Gross margin	—	—	—	5,066,744

Selling, general and administrative expenses	2,929,068	2,478,717	8,877,019	6,831,561
Research and development	2,693,458	2,826,532	9,008,674	7,294,723

Operating loss	(5,622,526)	(5,305,249)	(17,885,693)	(9,059,540)

Other income
Interest income, net	3,895	6,834	12,763	13,305

Net loss	$(5,618,631)	$(5,298,415)	$(17,872,930)	$(9,046,235)

Per share information
Net loss - basic	$(0.45)	$(0.44)	$(1.45)	$(0.80)
Net loss - diluted	(0.45)	(0.44)	(1.45)	(0.80)

Weighted average number of basic common shares outstanding	12,350,697	12,090,337	12,324,787	11,271,118
Weighted average number of diluted common shares outstanding	12,350,697	12,090,337	12,324,787	11,271,118

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock
	Number		Additional		Total
	of Shares	Amount	Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
Balance, December 31, 2012	9,854,268	$9,854	$85,669,802	$(71,313,550)	$14,366,106
Stock compensation expense	—	—	3,406,193	—	3,406,193
Exercise of warrants	454,729	455	187,528	—	187,983
Exercise of stock options	523,467	524	3,513,796	—	3,514,320
Issuance of restricted stock	38,000	38	1,724,470	—	1,724,508
Issuance of common stock, net of issuance costs	1,374,250	1,374	41,218,519	—	41,219,893
Net loss	—	—	—	(15,180,894)	(15,180,894)
Balance, December 31, 2013	12,244,714	$12,245	$135,720,308	$(86,494,444)	$49,238,109
Stock compensation expense	—	—	1,844,626	—	1,844,626
Exercise of warrants	64,699	64	(64)	—	—
Exercise of stock options	5,668	6	41,634	—	41,640
Issuance of restricted stock	35,634	36	936,470	—	936,506
Net loss	—	—	—	(17,872,930)	(17,872,930)
Balance, September 30, 2014 (unaudited)	12,350,715	$12,351	$138,542,974	$(104,367,374)	$34,187,951

See accompanying notes to these unaudited condensed consolidated financial statements

Uni-Pixel, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(17,872,930)	$(9,046,235)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,534,220	1,228,872
Restricted stock issuance	936,506	1,310,805
Stock compensation expense	1,844,626	2,408,590
Change in operating assets and liabilities:
Decrease in accounts receivable	11,409	—
(Increase) decrease in prepaid assets and other current assets	(95,000)	160,320
Increase (decrease) in accounts payable	(797,340)	879,394
Increase in bonus accrual	—	273,675
Increase in deferred revenue	—	5,000,000
Net cash provided by (used in) operating activities	(11,438,509)	2,215,421

Cash flows from investing activities
Purchase of property and equipment	(1,148,589)	(13,264,348)
Net cash used in investing activities	(1,148,589)	(13,264,348)

Cash flows from financing activities
Proceeds from exercise of warrants, net	—	175,982
Proceeds from exercise of stock options, net	41,640	3,283,881
Proceeds from the issuance of common stock, net	—	41,219,893
Net cash provided by financing activities	41,640	44,679,756

Net increase (decrease) in cash and cash equivalents	(12,545,458)	33,630,829
Cash and cash equivalents, beginning of period	39,369,574	13,000,372
Cash and cash equivalents, end of period	$26,824,116	$46,631,201

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash financing information:
Issuance of 64,699 shares of common stock in exchange for the cashless exercise of warrants to purchase 126,433 shares of common stock for the nine months ended September 30, 2014. Issuance of 399,629 shares of common stock in exchange for the cashless exercise of warrants to purchase 505,661 shares of common stock for the nine months ended September 30, 2013.	$323,486	$2,151,182

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

We are a production stage company delivering our Performance Engineered Film™ (PEF) products to the display, touch screen and flexible electronics market segments.  Our production to date has been limited to individual special orders.  We recently rebranded our PEF production process as Copperhead™.  We have also recently rebranded the touch sensors made with the Copperhead™ process as InTouch™ sensors.

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

As of September 30, 2014, Uni-Pixel had accumulated a total deficit of $104.4 million from operations in pursuit of these objectives.

Since our inception, we have been primarily engaged in developing our initial product technologies, recruiting personnel, commencing our operations and obtaining sufficient capital to meet our working capital needs. In the course of our development activities, we have sustained losses through September 30, 2014. We will finance our operations primarily through our existing cash and possible future financing transactions.

As of September 30, 2014, we had cash and cash equivalents of $26.8 million.  We believe that our existing capital resources are adequate to finance our operations until at least December 31, 2015 based on our current long-term business plan.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign licensing, development and distribution agreements, develop our products and raise additional capital through offerings of our debt or equity securities to meet our business objectives.

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

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the technology industry.  There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2014 compared to what was previously disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2013. The consolidated financial information as of December 31, 2013 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2013.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2014 as compared to the significant accounting policies disclosed in Note 2 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

Concentration of credit risk

We maintain our cash with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 at September 30, 2014 and December 31, 2013.  The amounts held in these banks exceeded the insured limit of $250,000 as of September 30, 2014 and December 31, 2013.   We have not incurred losses related to these deposits.

Restricted cash

As of September 30, 2014 and December 31, 2013, we had restricted cash of $17,439. This amount secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas as of both September 30, 2014 and December 31, 2013.  The restricted cash is reflected in a long-term classification based on its anticipated liquidation.

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions.  If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly.  Receivable balances deemed uncollectible are written off against the allowance.  We have $0 and $11,409 accounts receivable balances at September 30, 2014 and December 31, 2013, respectively, none of which was reserved as uncollectible.

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

The Company reviews its long-lived assets including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Examples of such events could include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business.

An impairment test involves a comparison of undiscounted cash flows from the use of the asset to the carrying value of the asset.  Measurement of an impairment loss is based on the amount that the carrying value of the asset exceeds its fair value.  No impairment losses were incurred in the periods presented.

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

Effective February 25, 2014, the Company has revised its touch sensors Preferred Price and Capacity License Agreement with its PC OEM partner (signed December 7, 2012) to waive the notebook limited exclusivity option. The exclusivity waiver allows the Company the opportunity to sell its touch sensors for use in competing notebook applications. There will be no additional milestone payments recognized under the new terms and conditions of the agreement, with the preferred pricing and capacity aspects of the agreement remaining unchanged. Under the original agreement with the PC OEM partner, there were three milestones.  Under the revised agreement with the PC OEM partner, there is one milestone, and this milestone was achieved in 2013. The Company continues to work closely with the PC OEM partner in product design and development.

In April 2013, we entered into an agreement with an Eco-System Partner (the “Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below.  The Agreement required us to purchase certain equipment, which we purchased in 2013 and which we consider not a substantive milestone.   The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014, which we consider a substantive milestone.  We received $5 million in May 2013, which is non-refundable and is recorded as deferred revenue in the accompanying consolidated balance sheet at September 30, 2014.  Upon achieving the deliverables of the Agreement, we would have paid a commission to the Eco-System Partner of 10%, on revenue derived from the sales of InTouch™ Sensors made directly to the Eco-System Partner or to those of the Eco-System Partner’s manufacturing partners that use the Eco-System Partner’s Preferred Price and Capacity License Agreement (“Eco-System Designated Customers”).  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to the Eco-System Partner to make them whole on any remaining amounts due under the commission cap of $18.5 million.

In April 2014, we entered into the First Amendment to the Capacity License Agreement with the Eco-System Partner (the “Amended Agreement”).  The Amended Agreement modified the original Agreement terms as follows: 1) the inability of the Company to reach, by April 2014, the minimum production capability and the required quality standards specified in the Agreement will no longer constitute a material breach to the Agreement; 2) the total amount of cash proceeds to be received was reduced from $10 million to $5 million, which included the $5 million we received in May 2013; 3) the cap on the commission amount was reduced from $18.5 million to $6.25 million; 4) the term “commission” is defined as 10% of gross revenue from the sale of all sensors sold by the Company, which includes sales of sensors to all customers including, but not limited to, the Eco-System Partner and Eco-System Designated Customers; 5) if the Company becomes the subject of any proceeding under any bankruptcy, insolvency or liquidation law, the Company will assign all title and ownership to certain designated equipment (the “Equipment”) to the Eco-System Partner; and 6) if the Company materially breaches the Amended Agreement, which breach is not cured within 30 days after receipt of notice from the Eco-System Partner, the Company may choose to either (A) pre-pay the cap on the commission to the Eco-System Partner (less the total of all previously paid commissions) or (B) assign all title and ownership to the Equipment to the Eco-System Partner.  The only remaining milestone of the Amended Agreement is the capability to produce at least 1 million sensors units per month.

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

At September 30, 2014, 281,250 restricted shares and options and warrants to purchase 2,494,646 shares of common stock at exercise prices ranging from $5.00 to $38.70 per share were outstanding, and were not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

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

Note 3 —   Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities for approximately 13,079 square feet at 8708 Technology Forest Pl., Ste. 100, The Woodlands, Texas 77381 under a third party non-cancelable operating lease, the term of which continues through April 30, 2016.  Further, the Company has also entered into a lease for office, warehouse and laboratory facilities for approximately 7,186 square feet at 3400 Research Forest Drive, Suite B2, The Woodlands, Texas 77381 under a third party non-cancelable operating lease, the term of which continues through May 31, 2016. Future minimum lease commitments as of September 30, 2014 are as follows:

Year Ending December 31
Three months ending 2014	$89,937
2015	345,528
2016	133,184
2017	--
2018	--
2019	--
Thereafter	--
Total	$568,649

The lease for 8708 Technology Forest Pl., Ste. 100, The Woodlands, Texas 77381 provides the Company with a right to extend the lease term for two additional five year terms or one term of ten years, at the Company’s option.

Eco-System Partner Royalty Obligation

In April 2013, we entered into an agreement with an Eco-System Partner (the “Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below.  The Agreement required us to purchase certain equipment, which we purchased in 2013 and which we consider not a substantive milestone.   The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014, which we consider a substantive milestone.  We received $5 million in May 2013, which is non-refundable and is recorded as deferred revenue in the accompanying consolidated balance sheet at September 30, 2014.  Upon achieving the deliverables of the Agreement, we would have paid a commission to the Eco-System Partner of 10%, on revenue derived from the sales of InTouch™ Sensors made directly to the Eco-System Partner or to those of the Eco-System Partner’s manufacturing partners that use the Eco-System Partner’s Preferred Price and Capacity License Agreement (“Eco-System Designated Customers”).  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to the Eco-System Partner to make them whole on any remaining amounts due under the commission cap of $18.5 million.

In April 2014, we entered into the First Amendment to the Capacity License Agreement with the Eco-System Partner (the “Amended Agreement”).  The Amended Agreement modified the original Agreement terms as follows: 1) the inability of the Company to reach, by April 2014, the minimum production capability and the required quality standards specified in the Agreement will no longer constitute a material breach to the Agreement; 2) the total amount of cash proceeds to be received was reduced from $10 million to $5 million, which included the $5 million we received in May 2013; 3) the cap on the commission amount was reduced from $18.5 million to $6.25 million; 4) the term “commission” is defined as 10% of gross revenue from the sale of all sensors sold by the Company, which includes sales of sensors to all customers including, but not limited to, the Eco-System Partner and Eco-System Designated Customers; 5) if the Company becomes the subject of any proceeding under any bankruptcy, insolvency or liquidation law, the Company will assign all title and ownership to certain designated equipment (the “Equipment”) to the Eco-System Partner; and 6) if the Company materially breaches the Amended Agreement, which breach is not cured within 30 days after receipt of notice from the Eco-System Partner, the Company may choose to either (A) pre-pay the cap on the commission to the Eco-System Partner (less the total of all previously paid commissions) or (B) assign all title and ownership to the Equipment to the Eco-System Partner.  The only remaining milestone of the Amended Agreement is the capability to produce at least 1 million sensors units per month.

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

Class Action Litigation

In June 2013, two purported class action complaints were filed in the United States District Court, Southern District of New York and the United States District Court, Southern District of Texas against the Company and our CEO, CFO, and Chairman. The Southern District of New York complaint was voluntarily dismissed by plaintiff on July 2, 2013.  The surviving complaint alleges that we and our officers and directors violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning our licensing agreements and product development.  The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from December 7, 2012 to May 31, 2013.  On July 25, 2014, the judge granted in part and denied in part our motion to dismiss the case, significantly limiting the claims remaining in the case.  On August 25, 2014, we filed an answer to the class action complaint.  We will continue to vigorously defend against this lawsuit.  The Company has directors' and officers' and corporate liability insurance to cover some of the risks associated with securities claims filed against the Company or its directors and officers and has notified its insurers of these actions.

Shareholder Derivative Litigation

On February 19, 2014, a shareholder derivative lawsuit, Jason F. Gerzseny v. Reed J. Killion, et. al., was filed in the 165th Judicial District in Harris County, Texas.  On February 21, 2014, another shareholder derivative lawsuit, Luis Lim v. Reed J. Killion, et. al., was also filed in Harris County district court.  Both complaints allege various causes of action against certain current and former officers and directors, including claims for breach of fiduciary duty, corporate waste, insider selling, and unjust enrichment.  On April 8, 2014, these derivative actions were consolidated into one action, and on September 9, 2014, plaintiff filed an amended consolidated complaint. The Company intends to vigorously defend against this lawsuit, and has directors’ and officers’ liability insurance to cover some of the risks associated with derivative claims against its directors and officers and has notified its insurers of these actions.

Potential Settlement

On October 21, 2014, the parties in the Class Action Litigation and Shareholder Derivative Litigation conducted a mediation.  The parties are currently in the final stages of negotiating a settlement in both matters.  Once finalized, the settlements must be approved by the courts.  The Company cannot provide any assurance that the settlements will ultimately be finalized or approved.

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

Employment agreements

As of September 30, 2014, the Company does not have any employment agreements outstanding, other than the arrangement with Mr. Jeff Hawthorne.  Mr. Jeff Hawthorne, Chief Executive Officer and President of the Company, is an “at-will” employee, meaning that Mr. Hawthorne’s employment can be terminated by the Company or by him, at any time and for any reason.   The Company has agreed that, if his employment is terminated as a result of a Change of Control, Mr. Hawthorne will receive a severance payment consisting of 2 times his annual base salary and all unvested options and restricted shares of stock shall become vested immediately.

Note 4 —Equity, Stock Plan and Warrants

Common Stock

During the nine months ended September 30, 2014, (1) we issued 5,668 shares of common stock for cash in connection with the exercise of stock options; (2) issued 64,699 shares of common stock as a result of the cashless exercise of warrants; and (3) issued 35,634 shares of common stock to various directors and officers as stock awards;

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

Our Stock Incentive Plans are administered by our Board of Directors, which has the sole discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.  As of September 30, 2014, there were 118,020 shares available for issuance under the Stock Incentive Plans.

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards:

Total compensation expense recognized for options was approximately $1.8 million and $2.4 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.  The Company has recorded approximately $0.6 million of stock compensation expense in selling, general and administrative expenses and approximately $1.2 million in research and development expense for the nine months ended September 30, 2014 and approximately $1.1 million of stock compensation expense in selling, general and administrative expenses and approximately $1.3 million in research and development expense for the nine months ended September 30, 2013.

A summary of the changes in the total stock options outstanding during the nine months ended September 30, 2014 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding and expected to vest, at December 31, 2013	2,015,380	$10.48
Granted	193,667	$8.08
Forfeited or expired	(62,833)	$18.64
Exercised	(5,668)	$7.35
Outstanding and expected to vest, at September 30, 2014	2,140,546	$10.04
Vested and exercisable at September 30, 2014	1,749,217	$8.39

The fair values of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended September 30, 2014	Three Months ended September 30, 2013	Nine Months ended September 30, 2014	Nine Months ended September 30, 2013
Expected life (years)	5 years	5 years	5 years	5 years
Interest rate	1.59 to 1.74%	1.32 to 1.71%	1.59 to 1.74%	0.69 to 1.71%
Dividend yield	—	—	—	—
Volatility	136.96 to 138.73%	124.28 to 132.25%	129.58 to 138.73%	57.26 to 132.25%
Forfeiture rate	—	—	—	—
Weighted average fair value of options granted	$6.77	$14.12	$7.02	$19.03

At September 30, 2014, there was $4.1 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.09 years.  There were approximately 0.4 million options that became vested during the nine months ended September 30, 2014.

Common Stock Warrants

As of September 30, 2014, the Company has 354,100 common stock warrants outstanding with a weighted average exercise price of $8.27 per share.  Information regarding outstanding warrants as of September 30, 2014 is as follows:

Grant date	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
December 9, 2004	63,641	63,641	$20.70	0.17
June 10, 2009	15,796	15,796	$7.50	4.68
August 31, 2009	24,934	24,934	$7.50	4.68
October 2, 2009	205,000	205,000	$5.00	5.08
March 15, 2010	8,337	8,337	$7.50	5.25
April 5, 2010	930	930	$7.50	5.25
December 15, 2010	35,462	35,462	$6.00	1.17

Total	354,100	354,100

Note 5 — Property and Equipment

A summary of the components of property and equipment at September 30, 2014 and December 31, 2013 are as follows:

	Estimated Useful Lives	September 30, 2014	December 31, 2013
Research and development equipment	3 to 5 years	$21,145,909	$19,277,573
Leasehold improvements	5 years	385,323	385,323
Computer equipment	5 years	97,740	97,740
Office equipment	3 to 5 years	95,144	95,144
Construction-in-progress		87,361	807,108
		21,811,477	20,662,888
Accumulated depreciation		(9,303,673)	(4,769,453)
Property and equipment, net		$12,507,804	$15,893,435

Depreciation and amortization expense of property and equipment for the nine months ended September 30, 2014 and September 30, 2013 was approximately $4,534,000 and $1,229,000, respectively.

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

Note 7 — Revenue and Credit Concentrations

During the nine months ended September 30, 2014 and 2013, revenues by customers responsible for more than 10% of revenue were as follows:

	Nine months ended September 30, 2014		Nine months ended September 30, 2013
	Amount	%	Amount	%
Company A	-	-%	$5,000,000	99%
Total	$-	-%	$5,000,000	99%

As of September 30, 2014 and December 31, 2013 customers with more than 10% of accounts receivables balances were as follows:

	As of September 30, 2014		As of December 31, 2013
	Amount	%	Amount	%
Company B	-	-%	11,409	100%
Total	$-	-%	$11,409	100%

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

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2014, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 26, 2014.

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

Effective February 25, 2014, the Company has revised its touch sensors Preferred Price and Capacity License Agreement with its PC OEM partner (signed December 7, 2012) to waive the notebook limited exclusivity option. The exclusivity waiver allows the Company the opportunity to sell its touch sensors for use in competing notebook applications. There will be no additional milestone payments recognized under the new terms and conditions of the agreement, with the preferred pricing and capacity aspects of the agreement remaining unchanged. Under the original agreement with the PC OEM partner, there were three milestones.  Under the revised agreement with the PC OEM partner, there is one milestone, and this milestone was achieved in 2013. The Company continues to work closely with the PC OEM partner in product design and development.

In April 2013, we entered into an agreement with an Eco-System Partner (the “Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below.  The Agreement required us to purchase certain equipment, which we purchased in 2013 and which we consider not a substantive milestone.   The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014, which we consider a substantive milestone.  We received $5 million in May 2013, which is non-refundable and is recorded as deferred revenue in the accompanying consolidated balance sheet at September 30, 2014.  Upon achieving the deliverables of the Agreement, we would have paid a commission to the Eco-System Partner of 10%, on revenue derived from the sales of InTouch™ Sensors made directly to the Eco-System Partner or to those of the Eco-System Partner’s manufacturing partners that use the Eco-System Partner’s Preferred Price and Capacity License Agreement (“Eco-System Designated Customers”).  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to the Eco-System Partner to make them whole on any remaining amounts due under the commission cap of $18.5 million.

In April 2014, we entered into the First Amendment to the Capacity License Agreement with the Eco-System Partner (the “Amended Agreement”).  The Amended Agreement modified the original Agreement terms as follows: 1) the inability of the Company to reach, by April 2014, the minimum production capability and the required quality standards specified in the Agreement will no longer constitute a material breach to the Agreement; 2) the total amount of cash proceeds to be received was reduced from $10 million to $5 million, which included the $5 million we received in May 2013; 3) the cap on the commission amount was reduced from $18.5 million to $6.25 million; 4) the term “commission” is defined as 10% of gross revenue from the sale of all sensors sold by the Company, which includes sales of sensors to all customers including, but not limited to, the Eco-System Partner and Eco-System Designated Customers; 5) if the Company becomes the subject of any proceeding under any bankruptcy, insolvency or liquidation law, the Company will assign all title and ownership to certain designated equipment (the “Equipment”) to the Eco-System Partner; and 6) if the Company materially breaches the Amended Agreement, which breach is not cured within 30 days after receipt of notice from the Eco-System Partner, the Company may choose to either (A) pre-pay the cap on the commission to the Eco-System Partner (less the total of all previously paid commissions) or (B) assign all title and ownership to the Equipment to the Eco-System Partner.  The only remaining milestone of the Amended Agreement is the capability to produce at least 1 million sensors units per month.

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

RESULTS OF OPERATIONS

Comparison of the nine months ending September 30, 2014 and 2013

REVENUES.  During the first quarter of 2010, we began to manufacture, market and sell our thin film product.  We also earn engineering revenue.

Revenues were $0 for the nine months ended September 30, 2014 as compared to $5,070,165 for the nine months ended September 30, 2013, a decrease of $5,070,165.  $5.0 million of revenue from a PC manufacturer was recognized in the nine months ended September 30, 2013 as non-recurring engineering revenue.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues was $0 for the nine months ended September 30, 2014 and $3,421 for the nine months ended September 30, 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 30% or approximately $2,045,000, to $8,877,019 for the nine months ended September 30, 2014 from $6,831,561 for the nine months ended September 30, 2013.  The major changes to selling, general and administrative expenses are as follows:

a)  Salaries and benefits decreased by approximately $836,000 to $2,564,000 for the nine months ended September 30, 2014 compared to $3,400,000 for the nine months ended September 30, 2013 due to the following: an increase in salaries to $1,144,000 for the nine months ended September 30, 2014 compared to $1,107,000 for the nine months ended September 30, 2013 due to an increase in the number of employees; a decrease in stock compensation expense to $676,000 for the nine months ended September 30, 2014 compared to $1,103,000 for the nine months ended September 30, 2013; a decrease in restricted stock expense to $528,000 for the nine months ended September 30, 2014 compared to $895,000 for the nine months ended September 30, 2013; and a decrease in employee bonus expense to $0 for the nine months ended September 30, 2014 compared to $134,000 for the nine months ended September 30, 2013;

b) Contract labor expense increased by approximately $29,000 to $122,000 for the nine months ended September 30, 2014 compared to $93,000 for the nine months ended September 30, 2013;

c) Legal expense decreased by approximately $658,000 to $765,000 for the nine months ended September 30, 2014 compared to $1,423,000 for the nine months ended September 30, 2013 primarily due to a decrease in legal fees incurred related to the UK Action, the Texas Action, the class action lawsuit and patent related legal work;

d) Accounting expense increased by approximately $76,000 to $148,000 for the nine months ended September 30, 2014 compared to $72,000 for the nine months ended September 30, 2013;

e) Office expense increased by approximately $2,000 to $68,000 for the nine months ended September 30, 2014 compared to $66,000 for the nine months ended September 30, 2013;

f) Travel expense increased by approximately $5,000 to $198,000 for the nine months ended September 30, 2014 compared to $193,000 for the nine months ended September 30, 2013;

g) Depreciation and amortization expense increased by approximately $3,305,000 to $4,534,000 for the nine months ended September 30, 2014 compared to $1,229,000 for the nine months ended September 30, 2013.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $1,714,000, or 24%, during the nine months ended September 30, 2014 to $9,008,674 from $7,294,723 for the nine months ended September 30, 2013. The primary reason for the increase in research and development expense is due to an increase in lab expense related to prototype development.  The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $441,000 to $3,976,000 for the nine months ended September 30, 2014 compared to $3,535,000 for the nine months ended September 30, 2013 due to the following: an increase in salaries to $1,933,000 for the nine months ended September 30, 2014 compared to $1,439,000 for the nine months ended September 30, 2013 due to an increase in the number of employees; a decrease in stock compensation expense to $1,169,000 for the nine months ended September 30, 2014 compared to $1,305,000 for the nine months ended September 30, 2013; a decrease in restricted stock expense to $408,000 for the nine months ended September 30, 2014 compared to $416,000 for the nine months ended September 30, 2013; and a decrease in employee bonus expense to $0 for the nine months ended September 30, 2014 compared to $139,000 for the nine months ended September 30, 2013;

b) Consulting expense attributable to research and development increased by approximately $4,000 to $4,000 for the nine months ended September 30, 2014 compared to $0 for the nine months ended September 30, 2013;

c) Lab expense increased by approximately $1,127,000 to $4,457,000 for the nine months ended September 30, 2014 compared to $3,330,000 for the nine months ended September 30, 2013 primarily due to increased services related to prototype development; and

d) Travel expense increased by approximately $88,000 to $255,000 for the nine months ended September 30, 2014 compared to $167,000 for the nine months ended September 30, 2013.

OTHER INCOME (EXPENSE), NET.

Interest income, net, decreased to income of $12,763 for the nine months ended September 30, 2014 as compared to income of $13,305 for the nine months ended September 30, 2013, primarily due to a decrease in the average cash on hand during the nine months ended September 30, 2014.

NET INCOME (LOSS).   Net loss was $17,872,930 for the nine months ended September 30, 2014, as compared to a net loss of $9,046,235 for the nine months ended September 30, 2013.

Comparison of the three months ending September 30, 2014 and 2013

REVENUES.  During the first quarter of 2010, we began to manufacture, market and sell our thin film product. We also earn engineering revenue.

Revenues were $0 for the three months ended September 30, 2014 and September 30, 2014.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues was $0 for the three months ended September 30, 2014 and September 30, 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 18% or approximately $450,000, to $2,929,068 for the three months ended September 30, 2014 from $2,478,717 for the three months ended September 30, 2013.  The major changes to selling, general and administrative expenses are as follows:

a)  Salaries and benefits decreased by approximately $408,000 to $865,000 for the three months ended September 30, 2014 compared to $1,273,000 for the three months ended September 30, 2013 primarily due to the following: a decrease in salaries to $338,000 for the three months ended September 30, 2014 compared to $428,000 for the three months ended September 30, 2013 due to a decrease in the number of employees; a decrease in stock compensation expense to $195,000 for the three months ended September 30, 2014 compared to $413,000 for the three months ended September 30, 2013; a decrease in restricted stock expense of $277,000 for the three months ended September 30, 2014 compared to $373,000 the three months ended September 30, 2013;

b) Contract labor expense increased by approximately $7,000 to $43,000 for the three months ended September 30, 2014 compared to $36,000 for the three months ended September 30, 2013;

c) Legal expense decreased by approximately $26,000 to $213,000 for the three months ended September 30, 2014 compared to $239,000 for the three months ended September 30, 2013 primarily due to a decrease in legal fees incurred related to the UK Action, the Texas Action and the class action lawsuit offset by an increase in legal fees incurred for patent related legal work;

d) Accounting expense increased by approximately $33,000 to $57,000 for the three months ended September 30, 2014 compared to $24,000 for the three months ended September 30, 2013;

e) Office expense decreased by approximately $38,000 to $9,000 for the three months ended September 30, 2014 compared to $47,000 for the three months ended September 30, 2013;

f) Travel expense decreased by approximately $17,000 to $40,000 for the three months ended September 30, 2014 compared to $57,000 for the three months ended September 30, 2013;

g) Depreciation and amortization expense increased by approximately $860,000 to $1,549,000 for the three months ended September 30, 2014 compared to $689,000 for the three months ended September 30, 2013.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $133,000, or 5%, during the three months ended September 30, 2014 to $2,693,458 from $2,826,532 for the three months ended September 30, 2013. The primary reason for the decrease in research and development expense is due to decreased lab expense related to prototype development.  The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $34,000 to $1,357,000 for the three months ended September 30, 2014 compared to $1,323,000 for the three months ended September 30, 2013 primarily due to the following: an increase in salaries to $640,000 for the three months ended September 30, 2014 compared to $535,000 for the three months ended September 30, 2013 due to an increase in the number of employees; a decrease in stock compensation expense to $376,000 for the three months ended September 30, 2014 compared to $534,000 for the three months ended September 30, 2013; and a decrease in restricted stock expense to $145,000 for the three months ended September 30, 2014 compared to $174,000 for the three months ended September 30, 2013;

b) Lab expense decreased by approximately $194,000 to $1,120,000 for the three months ended September 30, 2014 compared to $1,314,000 for the three months ended September 30, 2013 primarily due to decreased services related to prototype development; and

c) Travel expense increased by approximately $26,000 to $104,000 for the three months ended September 30, 2014 compared to $78,000 for the three months ended September 30, 2013.

OTHER INCOME (EXPENSE), NET.

Interest income, net, decreased to income of $3,895 for the three months ended September 30, 2014 as compared to income of $6,834 for the three months ended September 30, 2013, primarily due to a decrease in the average cash on hand during the three months ended September 30, 2014.

NET INCOME (LOSS).   Net loss was $5,618,631 for the three months ended September 30, 2014, as compared to a net loss of $5,298,415 for the three months ended September 30, 2013.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. Until our products begin to earn enough revenue to support our operations, which may never happen, we will continue to be highly dependent on financing from third parties.  On April 23, 2013 we sold 1,374,250 shares of our common stock, raising net proceeds of approximately $41.2 million.  Barring unanticipated expenses, we expect the proceeds from this offering to support our operations until at least December 31, 2015.

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2014 was $11,438,509 as compared to cash of $2,215,421 provided by operating activities during the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, we had the following:
•	a decrease in accounts payable of $0.8 million due to decreased activity and timing of payments; and
•	an increase in prepaid expenses of $0.1 million due to purchase of insurance.

For the nine months ended September 30, 2013, we had the following:
•	an increase in non-recurring revenue of $5 million from the PC manufacturer;
•	an increase of deferred revenue of $5 million from the Eco-System Partner;
•	an increase in accounts payable of $0.9 million due to increased activity and timing of payments; and
•	an increase in accrued expenses of $0.3 million due to a bonus accrual.

Investing Activities

Cash used for investing activities during the nine months ended September 30, 2014 was $1,148,589 as compared to $13,264,348 of cash used for the nine months ended September 30, 2013.  The use of cash for investing activities during the nine months ended September 30, 2014 and during the nine months ended September 30, 2013 was primarily attributable to the purchase of equipment related to our research and development activities and for anticipated production. As of September 30, 2014, there are no material commitments for capital expenditures and we do not anticipate making additional significant expenditures for production equipment.

Financing Activities

Historically, we have financed our operating and investing activities primarily from the sale of registered shares of our common stock to the public, short-term loans from private placements of convertible notes, private placements of equity securities and the sale of certain intellectual property.

The total net cash provided by financing activities was $41,640 for the nine months ended September 30, 2014, which was comprised of net proceeds from the exercise of stock options.

The total net cash provided by financing activities was $44,679,756 for the nine months ended September 30, 2013, which includes:
•	$175,982 of net proceeds from the exercise of warrants;
•	$3,283,881 of net proceeds from the exercise of stock options; and
•	$41,219,893 of net proceeds from the issuance of common stock.

Working Capital

As indicated above, our primary sources of liquidity have included the sale of registered shares of our common stock to the public, short-term loans from private placements of convertible notes, private placements of equity securities and the sale of certain intellectual property.

As of September 30, 2014, we had a cash balance of approximately $26.9 million and working capital of $21.7 million.  We project that current cash reserves will sustain our operations through December 31, 2015, and we are not aware of any trends or potential events that are likely to adversely impact our short term liquidity through this term.  As noted above, we raised net proceeds of approximately $41.2 million in April 2013 through the sale of our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2014, management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management concluded that, as of September 30, 2014, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Based on the most recent evaluation, our Chief Executive Officer and Chief Financial Officer have determined that, as of September 30, 2014, no significant changes in our internal control over financial reporting occurred that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see Note 3 to our unaudited financial statements for a description of the legal proceedings to which the Company is a party.  In April 2014, Conductive Inkjet Technology Limited (CIT) and Uni-Pixel Displays, Inc. (Uni-Pixel) agreed to settle their on-going litigation in the U.S. and the UK.  Other than this settlement, there were no material developments in legal proceedings during the three months ended September 30, 2014.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

November 6, 2014	By:	/s/ Jeff A. Hawthorne
Date		Jeff A. Hawthorne, Chief Executive Officer and President

	By:	/s/ Jeffrey W. Tomz
Jeffrey W. Tomz, Chief Financial Officer