Form 10-K/A
period 2013-12-31
Uni-Pixel
filed 2015-01-27
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1
TO
FORM 10-K /A

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

EXPLANATORY NOTE

On October 29, 2014, November 25, 2014 and January 5, 2015, Uni-Pixel, Inc. received letters from the Securities and Exchange Commission relating to our Annual Report on Form 10-K for the year ended December 31, 2013 that was filed on February 26, 2014 (the “Original Report”).  The purpose of this amendment (“Amendment No. 1”) is to respond to these comment letters.

The disclosures in Amendment No. 1 continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  Accordingly, Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report and any other amendments to those filings.  The filing of Amendment No. 1 shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.  In particular, we continue to believe that no law, rule or regulation requires the filing of certain agreements entered into by Uni-Pixel, Inc., but we are filing these agreements with Amendment No. 1 as exhibits 10.12 through 10.14 at the direction of the Securities and Exchange Commission.  The filing of these agreements shall not be deemed to be an admission that the agreements are required to be filed by any law, rule or regulation.

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

OVERVIEW

We are a pre- production stage company delivering our Performance Engineered Film™ (PEF) products to the display, touch screen and flexible electronics market segments.   Our production to date has been limited to individual special orders.  We recently rebranded our PEF production process as Copperhead™.  We have also recently rebranded the touch sensors made with the Copperhead™ process as InTouch™ sensors.

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

In addition to the flexible electronic films described above, for evaluation purposes we are currently shipping our hard coat resin and protective films for use with multiple types of devices either as protective cover films, a cover lens replacement or a conformal hard coat for plastic components. We sell our hard coat resin and optical films under the Diamond Guard™ brand.  Furthermore, our past work in developing the Time Multiplexed Optical Shutter (TMOS) technology, which we sold in May 2010, led to advances in the field of thin-film advanced optics that we believe can be leveraged for other marketable applications, such as low cost LCD backlights and general lighting films. We intend to explore the business potential within these applications and pursue those markets that offer profitable opportunities either through licensing or direct production and sales.

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

Films for Displays.  Glass and plastics are the principal materials being used as first surfaces for display systems.  Because displays are incorporated into devices that are used extensively and are transportable, the displays are subject to damage and the effects of use in challenging environments.  A large and growing business has developed in films that are designed to provide protection and other functional uses on top of the display surface.  The technologies that Uni-Pixel has developed can be applied to a variety of functional uses in films for display products. The Company’s Diamond Guard™ Anti-Scratch protective cover film product  can be  used to protect touch screen devices from scratches while providing a transparency and gloss equivalent to glass.  In other embodiments, our Diamond Guard™ coating can be applied to substrates that can be used as the first surface of hand held electronic devices or cover plastic parts that could form the shell casing for mobile electronic devices. Diamond Guard™ coating can be used to replace the current cover glass and enable softer plastics to be used in external cases and other components that have been heretofore dominated by glass or metal parts.  We believe it will be less expensive to manufacture and install in addition to being lighter and more shatter and scratch resistant.

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

UNI-PIXEL’S TECHNOLOGY

Overview: Uni-Pixel  is developing  high-performance flexible electronic film products. The patent pending Copperhead™ process uses a high-fidelity manufacturing process to create complex micro-electronic patterns that enable revolutionary new electronic printed circuits, such as projected capacitive touch sensors.  Uni-Pixel believes that the Copperhead™ process can dramatically simplify and reduce the complexity, cost and risk of manufacturing touch sensors and other electronic circuit applications. The Copperhead™ production process enables the printing of fine line conductor patterns on flexible film substrates. This process can produce ultra-fine line (~ 6-8 µm width) conductive lines and patterns that can be used for many printed circuit applications. With our process we can also print pads for connectors along with our circuits, and depending on the design we may be able to eliminate the need for adding separate flex-connectors directly to the film. Our Copperhead™ process has many advantages over competing processes for making fine-line conductor patterns.  These advantages include:

•	No photo etching process required
•	Additive patterning, not subtractive like photolithography, uses fewer materials
•	Room temperature processing
•	Roll-to-roll for high speed/volume
•	Single and double sided printing on film
•	Fast mastering for quick turn around

Successful Prototypes: We have built prototypes that have demonstrated proof of concept, technical viability, and the operation of the InTouch™  touch sensor technology. Our prototyping efforts were directed to developing and optimizing the materials, manufacturing processes and assembly of touch sensor modules.  During 2013, we debuted several fully functional InTouch™  touch sensor prototypes.

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

·
Develop Prototypes Suitable for Industry Demonstration.  We have produced prototypes that we believe demonstrate our ability to meet the product requirements with a performing system and film products that we believe have superior touch performance to those currently used in the industry.  We have developed partners that provide a small volume pilot production line that provides limited quantities of films to demonstrate our production solutions for all applications.

·
Finalize a Manufacturing Process. We are developing the core and foundation of our film manufacturing processes and have endeavored to protect the know-how and intellectual property in the developed processes.  While we use partners and sub-contractors to manufacture the Diamond Guard™ protective cover films and apply our hard coat resin to various products, we intend to acquire all necessary equipment to manufacture the Copperhead™ films internally with our manufacturing partner.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009

Statement of Operations Data:
Revenue	$5,081,574 (1)	$76,154	$195,237	$243,519	$--
Costs of revenues	$9,005	$26,292	$46,985	$20,695	$--
Gross margin	$5,072,569	$49,862	$148,252	$222,824	$--
Selling, general and administrative expenses	$9,888,535	$3,961,667	$4,186,927	$2,748,697	$2,365,613
Research and development	$10,384,350	$5,112,855	$4,542,735	$2,551,226	$2,765,658
Operating Loss	$(15,200,316)	$(9,024,660)	$(8,581,410)	$(5,077,099)	$(5,131,271)
Other income (expenses)
Gain on sale of intellectual property	$--	$--	$--	$2,088,835	$--
Debt issuance expense	$--	$--	$--	$(554,827)	$(164,960)
Interest income (expense), net	$19,422	$6,852	$11,986	$(274,703)	$(76,607)
Net loss	$(15,180,894)	$(9,017,808)	$(8,569,424)	$(3,817,794)	$(5,372,838)
Basic and diluted net loss per share	$(1.32)	$(1.11)	$(1.20)	$(1.05)	$(2.68)
Weighted average number of basic and diluted common shares outstanding	11,512,996	8,150,890	7,138,426	3,628,454	2,006,546

	Years Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data

Cash and cash equivalents	$39,369,574	$13,000,372	$7,216,663	$13,049,446	$307,850
Working capital (deficit)	$33,327,235	$12,812,009	$7,133,745	$12,699,888	$(2,573,808)
Total assets	$55,291,857	$14,714,789	$8,388,306	$13,215,508	$1,177,287
Deferred revenue	$5,000,000	$--	$--	$85,906	$--
Total liabilities	$6,053,748	$348,683	$87,468	$427,447	$3,305,484
Accumulated deficit	$(86,494,444)	$(71,313,550)	$(62,295,742)	$(53,726,318)	$(49,908,524)
Total stockholders’ equity (deficit)	$49,238,109	$14,366,106	$8,300,838	$12,788,061	$(2,128,197)

(1) Includes $5 million of non-recurring revenue paid for engineering services.

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

Overview

We are a pre-production stage company delivering our Performance Engineered Film™ (PEF) products to the display, touch screen and flexible electronics market segments.   Our production to date has been limited to individual special orders.   We recently rebranded our PEF production process as Copperhead™.  We have also recently rebranded the touch sensors made with the Copperhead™ process as InTouch™ sensors.

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

In addition to the flexible electronic films described above, for evaluation purposes  we are currently shipping our hard coat resin and protective films for use with multiple types of devices either as protective cover films, a cover lens replacement or a conformal hard coat for plastic components. We sell our hard coat resin and optical films under the Diamond Guard™ brand.  Furthermore, our past work in developing the Time Multiplexed Optical Shutter (TMOS) technology, which we sold in May 2010, led to advances in the field of thin-film advanced optics that we believe can be leveraged for other marketable applications, such as low cost LCD backlights and general lighting films. We intend to explore the business potential within these applications and pursue those markets that offer profitable opportunities either through licensing or direct production and sales.

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

Revenue on certain fixed price contracts where we provide research and development services are recognized over the contract term based on achievement of milestones.   When the contracts provide for milestone or other interim payments, the Company will recognize revenue under the milestone method.  Contracts with the PC OEM partner and the Eco-System Partner entered into during 2012 and 2013, respectively, are being accounted for under the milestone method.  The milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive.  That conclusion is determined based upon a thorough review of each contract and the Company’s deliverables committed to in each contract.  For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payments is commensurate with the effort required to achieve such milestone or the value of the delivered item.  The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract.  For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones.

In December 2012, the Company and the PC OEM partner entered into a touch sensor Preferred Price and Capacity License Agreement and entered into Statement of Work Number One (collectively, the “Original Agreement”) to manufacture specified touch sensors.  Statement of Work Number One had three phases and three milestones.  The three phases were as follows:

•	Phase 1 – The parties were to engage with designated manufacturers to design product solutions based on the Company’s technology
•	Phase 2 - The Company was to deliver production-quality samples of products based on the PC OEM’s specifications for specific products
•	Phase 3 – The Company was to deliver to the designated manufacturers production-level volumes in calendar year 2013

The three milestones were as follows:

•	Milestone 1 – Execution of contract (non-substantive) and completion of new plating manufacturing facility per specifications on or about April 30, 2013 (substantive) - $5 million
•	Milestone 2 – Deliver production quality metal mesh sensors on or around July 31, 2013 (substantive) - $5 million
•	Milestone 3 – Production purchase order at production level volumes to be delivered in calendar year 2013 (non-substantive) - $5 million

During 2013, we recognized $5.0 million of revenue from our PC OEM partner as non-recurring engineering revenue under the milestone method for completion of Milestone 1. Because this was a one-time payment, the Company does not believe that the loss of this customer would have a material adverse effect on the Company’s business.

Effective February 25, 2014, the Company and the PC OEM partner entered into Amendment No. 1 to Statement of Work No. 1 (the “Amendment”).  The Amendment affirmed that the parties had agreed not to proceed with Phase 2 and Phase 3 as described in the Original Agreement and agreed that, as a result, no further payments were due to the Company.  The Amendment also revised the Milestone 2 due date from July 31, 2013 to June 30, 2014 and terminated the exclusivity option relating to notebook computers, which required the Company to exclusively make and sell touch sensor film to the PC OEM for notebook computer or hybrid devices that were launched in calendar year 2013. The exclusivity waiver allows the Company the opportunity to sell its touch sensors for use in competing notebook applications.  The preferred pricing and capacity aspects of the Original Agreement remained unchanged.  The Company continues to work closely with the PC OEM partner in product design and development.

In April 2013, we entered into an agreement with an Eco-System Partner (the “Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below.  The Agreement required us to purchase certain equipment, which we purchased in 2013 and which we consider not a substantive milestone.   The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014, which we consider a substantive milestone.  We received $5 million in May 2013, which is non-refundable and is recorded as deferred revenue in the accompanying consolidated balance sheet at December 31, 2013.  Upon achieving the deliverables of the Agreement, we would have paid a commission to the Eco-System Partner of 10% on revenue derived from the sales of InTouch™ Sensors made directly to the Eco-System Partner or to those of the Eco-System Partner’s manufacturing partners that use the Eco-System Partner’s Preferred Price and Capacity License Agreement (“Eco-System Designated Customers”).  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to the Eco-System Partner to make them whole on any remaining amounts due under the commission cap of $18.5 million.

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

Revenues increased to $5,081,574 for the year ended December 31, 2013, as compared to $76,154 for the year ended December 31, 2012, an increase of $5,005,420.  $5.0 million of revenue from a PC OEM partner was recognized in the year ended December 31, 2013 as non-recurring engineering revenue.

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

During the year ended December 31, 2013, we experienced the following:

•	an increase in non-recurring revenue of $5 million from the PC OEM partner;
•	an increase of deferred revenue of $5 million from the Eco-System Partner; and
•	an increase in accounts payable of $0.7 million due to increased payable activity and timing of payments.

During the year ended December 31, 2012, we experienced an increase in accounts payable of $0.3 million due to increased payable activity and timing of payments.

During the year ended December 31, 2011, we experienced a decrease in accounts payable of $0.3 million due to decreased payable activity and timing of payments.

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

As of December 31, 2013, we have no material commitments for capital expenditures and we do not anticipate making additional significant expenditures for production equipment in the near future.

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

10.6	Form of Warrant dated as of February 13, 2007. (5)
10.7	Uni-Pixel, Inc. 2007 Stock Incentive Plan (6) (2)
10.8	Form of Warrant dated as of September 28, 2007. (7)
10.9	Uni-Pixel, Inc. 2010 Stock Incentive Plan (8) (2)
10.10	Form of Warrant to be granted to MDB Capital Group LLC (9)
10.11	Uni-Pixel, Inc. 2011 Stock Incentive Plan (10) (2)
10.12	Preferred Price and Capacity License Agreement (including Statement of Work No. 1, as amended) dated November 20, 2012 (11) (12) (13)
10.13	Capacity License Agreement dated March 21, 2013 (11) (12) (13)
10.14	Manufacturing Facility Preparation and Supply Agreement dated April 15, 2013 (11) (12) (13)
14	Code of Ethics (3)
21	Subsidiaries (3)
31.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)
32.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)
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
(12)
The Company continues to believe that no law, rule or regulation requires the filing of this agreement, but the Company is filing the agreement at the direction of the Securities and Exchange Commission.

(13)
Confidential treatment is requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.  In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

Date: January 2 7 , 201 5	By:	/s/ JEFF HAWTHORNE
Jeff Hawthorne
Chief Executive Officer

Date: January 2 7 , 201 5	By:	/s/ JEFFREY W. TOMZ
Jeffrey W. Tomz
Chief Financial Officer

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
Jeffrey W. Tomz
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Uni-Pixel, Inc.

We have audited the accompanying consolidated balance sheets of Uni-Pixel, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the each of the years in the three -year period ended December 31, 2013.  We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uni-Pixel, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three -year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Uni-Pixel, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO in 1992.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

January 2 7 , 201 5
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

We are a pre- production stage company delivering our Performance Engineered Film™ (PEF) products to the display, touch screen and flexible electronics market segments.   Our production to date has been limited to individual special orders.   We recently rebranded our PEF production process as Copperhead™.  We have also recently rebranded the touch sensors made with the Copperhead™ process as InTouch™ sensors.

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

In addition to the flexible electronic films described above, for evaluation purposes we are currently shipping our hard coat resin and protective films for use with multiple types of devices either as protective cover films, a cover lens replacement or a conformal hard coat for plastic components. We sell our hard coat resin and optical films under the Diamond Guard™ brand.  Furthermore, our past work in developing the Time Multiplexed Optical Shutter (TMOS) technology, which we sold in May 2010, led to advances in the field of thin-film advanced optics that we believe can be leveraged for other marketable applications, such as low cost LCD backlights and general lighting films. We intend to explore the business potential within these applications and pursue those markets that offer profitable opportunities either through licensing or direct production and sales.

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

Revenue on certain fixed price contracts where we provide research and development services are recognized over the contract term based on achievement of milestones.   When the contracts provide for milestone or other interim payments, the Company will recognize revenue under the milestone method.  Contracts with the PC OEM partner and the Eco-System Partner entered into during 2012 and 2013, respectively, are being accounted for under the milestone method.  The milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive.  That conclusion is determined based upon a thorough review of each contract and the Company’s deliverables committed to in each contract.  For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payments is commensurate with the effort required to achieve such milestone or the value of the delivered item.  The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract.  For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones.

In December 2012, the Company and the PC OEM partner entered into a touch sensor Preferred Price and Capacity License Agreement and entered into Statement of Work Number One (collectively, the “Original Agreement”) to manufacture specified touch sensors.  Statement of Work Number One had three phases and three milestones.  The three phases were as follows:

•	Phase 1 – The parties were to engage with designated manufacturers to design product solutions based on the Company’s technology
•	Phase 2 - The Company was to deliver production-quality samples of products based on the PC OEM’s specifications for specific products
•	Phase 3 – The Company was to deliver to the designated manufacturers production-level volumes in calendar year 2013

The three milestones were as follows:

•	Milestone 1 – Execution of contract (non-substantive) and completion of new plating manufacturing facility per specifications on or about April 30, 2013 (substantive) - $5 million
•	Milestone 2 – Deliver production quality metal mesh sensors on or around July 31, 2013 (substantive) - $5 million
•	Milestone 3 – Production purchase order at production level volumes to be delivered in calendar year 2013 (non-substantive) - $5 million

During 2013, we recognized $5.0 million of revenue from our PC OEM partner as non-recurring engineering revenue under the milestone method for completion of Milestone 1. Because this was a one-time payment, the Company does not believe that the loss of this customer would have a material adverse effect on the Company’s business.

Effective February 25, 2014, the Company and the PC OEM partner entered into Amendment No. 1 to Statement of Work No. 1 (the “Amendment”).  The Amendment affirmed that the parties had agreed not to proceed with Phase 2 and Phase 3 as described in the Original Agreement and agreed that, as a result, no further payments were due to the Company.  The Amendment also revised the Milestone 2 due date from July 31, 2013 to June 30, 2014 and terminated the exclusivity option relating to notebook computers, which required the Company to exclusively make and sell touch sensor film to the PC OEM for notebook computer or hybrid devices that were launched in calendar year 2013. The exclusivity waiver allows the Company the opportunity to sell its touch sensors for use in competing notebook applications.  The preferred pricing and capacity aspects of the Original Agreement remained unchanged.  The Company continues to work closely with the PC OEM partner in product design and development.

In April 2013, we entered into an agreement with an Eco-System Partner (the “Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below.  The Agreement required us to purchase certain equipment, which we purchased in 2013 and which we consider not a substantive milestone.   The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014, which we consider a substantive milestone.  We received $5 million in May 2013, which is non-refundable and is recorded as deferred revenue in the accompanying consolidated balance sheet at December 31, 2013.  Upon achieving the deliverables of the Agreement, we would have paid a commission to the Eco-System Partner of 10% on revenue derived from the sales of InTouch™ Sensors made directly to the Eco-System Partner or to those of the Eco-System Partner’s manufacturing partners that use the Eco-System Partner’s Preferred Price and Capacity License Agreement (“Eco-System Designated Customers”).  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to the Eco-System Partner to make them whole on any remaining amounts due under the commission cap of $18.5 million.

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

Rent expense for 2013, 2012 and 2011 was $286,000, $204,000 and $221,000, respectively.

Eco-System Partner Royalty Obligation

In April 2013, we entered into an agreement with an Eco-System Partner (the “Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below.  The Agreement required us to purchase certain equipment, which we purchased in 2013 and which we consider not a substantive milestone.   The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014, which we consider a substantive milestone.  We received $5 million in May 2013, which is non-refundable and is recorded as deferred revenue in the accompanying consolidated balance sheet at December 31, 2013.  Upon achieving the deliverables of the Agreement, we would have paid a commission to the Eco-System Partner of 10% on revenue derived from the sales of InTouch™ Sensors made directly to the Eco-System Partner or to those of the Eco-System Partner’s manufacturing partners that use the Eco-System Partner’s Preferred Price and Capacity License Agreement (“Eco-System Designated Customers”).  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to the Eco-System Partner to make them whole on any remaining amounts due under the commission cap of $18.5 million.

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

Note 10 – Subsequent Events

Personal Computer Original Equipment Manufacturer (PC OEM) Partner Agreement Update

Effective February 25, 2014, the Company and the PC OEM partner entered into Amendment No. 1 to Statement of Work No. 1 (the “Amendment”).  The Amendment affirmed that the parties had agreed not to proceed with Phase 2 and Phase 3 as described in the Original Agreement and agreed that, as a result, no further payments were due to the Company.  The Amendment also revised the Milestone 2 due date from July 31, 2013 to June 30, 2014 and terminated the exclusivity option relating to notebook computers, which required the Company to exclusively make and sell touch sensor film to the PC OEM for notebook computer or hybrid devices that were launched in calendar year 2013. The exclusivity waiver allows the Company the opportunity to sell its touch sensors for use in competing notebook applications.  The preferred pricing and capacity aspects of the Original Agreement remained unchanged.  The Company continues to work closely with the PC OEM partner in product design and development.

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