Form 10-K
period 2014-12-31
Uni-Pixel
filed 2015-02-26
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒   No☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☐   No☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $96,894,751 on June 30, 2014, based on the last reported sales price of the registrant’s common stock on The NASDAQ Capital Market on such date. All executive officers, directors and 10% or more beneficial owners of the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, “affiliates” of the registrant.

As of January 31, 2015, there were 12,350,715 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

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

OVERVIEW

We are a pre-production stage company developing our Performance Engineered Film™ (PEF) products for the display, touch screen and flexible electronics market segments.  We recently rebranded our PEF production process as Copperhead™.  We have also recently rebranded the touch sensors made with the Copperhead™ process as InTouch™ sensors.

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

In addition to the flexible electronic films described above, we are developing a hard coat resin that can be applied using film, spray or inkjet coating methods for applications as protective cover films, a cover lens replacement or a conformal hard coat for plastic components. We plan to sell our hard coat resin and optical films under the Diamond Guard™ brand.

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

The overall touch sensor enabled computer electronics industry is continuing to experience significant growth.  The industry growth is being driven by a number of market forces including:

·	Increased demand for large format high resolution televisions and computer monitors;
·	Steady growth in usage of smartphones, phablets, tablet computers, notebooks, and All-In-One computers;
·	A migration to larger color screens, which are multi-touch enabled, for smartphones and other mobile devices; and
·	Decreasing costs, increasing production and improving efficiency as a newer generation of smart mobile devices are increasingly being produced.

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

Films for Displays.  Glass and plastics are the principal materials being used as first surfaces for display systems.  Because displays are incorporated into devices that are used extensively and are transportable, the displays are subject to damage and the effects of use in challenging environments.  A large and growing business has developed in films that are designed to provide protection and other functional uses on top of the display surface.  The technologies that Uni-Pixel has developed can be applied to a variety of functional uses in films for display products. The Company’s Diamond Guard™ Anti-Scratch protective cover film product can be used to protect touch screen devices from scratches while providing a transparency and gloss equivalent to glass.  In other embodiments, our Diamond Guard™ coating can be applied to substrates that can be used as the first surface of hand held electronic devices or cover plastic parts that could form the shell casing for mobile electronic devices. Diamond Guard™ coating can be used to replace the current cover glass and enable softer plastics to be used in external cases and other components that have been heretofore dominated by glass or metal parts.  We believe our Diamond Guard™ coating will be less expensive to manufacture and install in addition to being lighter and more shatter and scratch resistant.

Comparing Touch Screen Technologies

The touch screen is one of the easiest interfaces to use, making it the interface of choice for a wide variety of applications.  Accordingly, there are several technologies that compete to capitalize on this market.  The following are some examples of these technologies:

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

Resistive touch is used in restaurants, factories and hospitals due to its high resistance to liquids and contaminants. A major benefit of resistive touch technology is its low cost. Additionally, as only sufficient pressure is necessary for the touch to be sensed, they may be used with gloves on, or by using anything rigid, such as a finger/stylus substitute. Disadvantages include the need to press down, and a risk of damage by sharp objects. Resistive touchscreens also suffer from poorer contrast, due to having additional reflections from the extra layer of material placed over the screen.

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

The largest capacitive display manufacturers continue to develop thinner and more accurate touchscreens, with touchscreens for mobile devices now being produced with “in-cell” technology that eliminates a layer, such as Samsung's Super AMOLED screens, by building the capacitors inside the display itself. This type of touchscreen reduces the visible distance (within millimeters) between the user's finger and what the user is touching on the screen, creating a more direct contact with the content displayed and enabling taps and gestures to be even more responsive.

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

Projected capacitance.  Projected Capacitive Touch (PCT; also PCAP) technology is a variant of capacitive touch technology. All PCT touch screens are made up of a matrix of rows and columns of conductive material, layered on sheets of glass. This can be done either by etching a single conductive layer to form a grid pattern of electrodes, or by etching two separate, perpendicular layers of conductive material with parallel lines or tracks to form a grid. Voltage applied to this grid creates a uniform electrostatic field, which can be measured. When a conductive object, such as a finger, comes into contact with a PCT panel, it distorts the local electrostatic field at that point. This is measurable as a change in capacitance. If a finger bridges the gap between two of the "tracks," the charge field is further interrupted and detected by the controller. The capacitance can be changed and measured at every individual point on the grid (intersection). Therefore, this system is able to accurately track touches. Because the top layer of a PCT is glass, it is a more robust solution than less costly resistive touch technology. Additionally, unlike traditional capacitive touch technology, it is possible for a PCT system to sense a passive stylus or gloved fingers. However, moisture on the surface of the panel, high humidity, or collected dust can interfere with the performance of a PCT system. There are two types of PCT: mutual capacitance and self-capacitance.

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

UNI-PIXEL’S TECHNOLOGY

Overview: Uni-Pixel is developing high-performance flexible electronic film products. The patent pending Copperhead™ process uses a high-fidelity manufacturing process to create complex micro-electronic patterns that enable revolutionary new electronic printed circuits, such as projected capacitive touch sensors.  Uni-Pixel believes that the Copperhead™ process can dramatically simplify and reduce the complexity, cost and risk of manufacturing touch sensors and other electronic circuit applications. The Copperhead™ production process enables the printing of fine line conductor patterns on flexible film substrates. This process can produce ultra-fine line (~6-8 µm width) conductive lines and patterns that can be used for many printed circuit applications. With our process we can also print pads for connectors along with our circuits, and depending on the design we may be able to eliminate the need for adding separate flex-connectors directly to the film. We believe our Copperhead™ process has many advantages over competing processes for making fine-line conductor patterns, including:

•	No photo etching process required
•	Additive patterning, not subtractive like photolithography, uses fewer materials
•	Room temperature processing
•	Roll-to-roll for high speed/volume
•	Single and double sided printing on film
•	Fast mastering for quick turn around

Spin-off Products:  In conjunction with the development of the TMOS display technology, we developed key core technology and know-how in many different areas, such as embossed film, micro-patterned conductors and optical films, that were necessary for the successful development of the TMOS displays.  Through these efforts, we gained a significant understanding of thin polymer films and coatings for thin films.  As part of our development of the TMOS displays, we developed the technology to make large area, high fidelity masters of our optical micro-structures and then replicate those optical micro-structures on a large area thin polymer film.  We also developed the ability to make large quantities of these large area micro-structured films.  The first product we developed as a spin-off from the core TMOS technology was our FingerPrint Resistant (FPR) film and both our Copperhead™ platform and our Diamond Guard™ technology were developed using the knowledge we gained in developing TMOS displays.  Our Copperhead™ platform enables the highly efficient manufacturing of flexible printed electronic patterns, such as transparent touch screens.  Our Diamond Guard™ technology enables softer, lighter, less expensive plastics to be used for applications that have been dominated by glass and metal parts.

STRATEGY

Our business strategy is to penetrate existing applications markets with our family of Performance Engineered Film™ technologies including InTouch™ produced touch panels and our Diamond Guard™ hard coat products by leveraging the capabilities and competencies we achieved in the development of our functional application specific films. We are presently focused on taking the following measures to implement our business strategy:

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

·
Develop Prototypes Suitable for Industry Demonstration.  We have produced prototypes with a performing system and film products that we believe have superior touch performance to those currently used in the industry and demonstrate our ability to meet OEM product requirements.  We have partners that provide a small volume pilot production line that provides limited quantities of films to demonstrate our production solutions for all applications.

·
Finalize a Manufacturing Process. We are developing the core and foundation of our film manufacturing processes.  While we use partners and sub-contractors to manufacture the Diamond Guard™ protective cover films and apply our hard coat resin to various products, we intend to acquire all necessary equipment to manufacture the Copperhead™ films internally with our manufacturing partner.

·
Target Leading Manufacturers. We are targeting leading display, materials and electronics manufacturers as potential partners and/or integrators of our Performance Engineered Film™ products. We will provide extensive technical assistance and support to manufacturers who are early evaluators, developers, or users of our protective cover and InTouch™ touch screen films. We also employ a “pull through” strategy (targeting end device OEMs) by actively marketing the advantages of our technologies to the manufacturers that incorporate touch screen technology into their devices.  This could result in our production partners gaining access to the OEM supply chain as OEMs seek the competitive product advantages offered by our Performance Engineered Film™ technologies.  We also target Original Design Manufacturers (ODMs) targeted to assemble our sub-components and films into OEM products.

·
Drive Adoption by End-Product Original Equipment Manufacturers. We also plan to employ a “pull through” strategy with OEMs and ODMs that produce end user products by demonstrating our technology using prototype devices and films.  We believe that the significant advantages that our films will offer in performance and protection may induce OEMs to request our solutions from their existing suppliers.

·	Build the Company’s Revenue Sources. We believe that we will be able to produce revenues from two distinct sources: product or production licenses and product sales (InTouch™, Diamond Guard™ resins).

We plan to conduct research on the use of a variety of different thin-film technologies in surface modification applications and the construction of multi-layer stacks where micro-structures can play unique functional roles. Our focus on next-generation technologies is designed to help establish us as a recognized provider of Performance Engineered Film™ as new markets and applications emerge.

MILESTONES TO COMMERCIALIZATION

We will continue to focus on technical and business development milestones. The execution of our overall business plan includes a planned push (targeting computer component manufacturers) and pull (targeting end device OEMs) strategy for accelerating product development, supporting market entry, and the expansion of production capability and capacity.  Over the course of the last four years, we have pursued a technical development roadmap specific to Diamond Guard™ hard coat and Copperhead™ technologies that seeks to accomplish the following:

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

·
Dell, Inc.: We have signed a preferred pricing and reserved capacity license agreement with Dell, Inc.  We have utilized the license fee to expand our production capacity and believe that we will sell significant quantities of InTouch™ touch sensors through this relationship.

·
Intel Corporation: We have signed a preferred pricing and reserved capacity license agreement with Intel Corporation.  We have utilized the license fee to expand our production capacity and believe that we will sell significant quantities of InTouch™ touch sensors through this relationship.

·
Kodak: We have signed a joint development and manufacturing agreement with Kodak.  We have worked with Kodak to modify one of its buildings in its Rochester, New York facility to house our high volume production capability for InTouch™ sensors.  In December 2013, we completed the installation of the first suite of manufacturing tools and cleanroom facilities. The installation includes plate mastering equipment, two roll-to-roll printing lines, four roll-to-roll plating lines and a roll-to-roll test system in a 100,000 sq. ft. manufacturing space.  Kodak’s Rochester facility will serve as the foundation for our commercial volume manufacturing efforts.  In August 2014, we established a fully functional roll-to-roll pilot production capability at the Kodak facility. Our focus during 2015 will be on finalizing a highly reliable, high-volume manufacturing process to enable shipments of commercial volumes of InTouch™ sensors in 2015.

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

Target Customers

·
Large OEM and ODM for InTouch™ touch screens and protective cover films: We have demonstrated unique proof of concept prototype devices and film products to large computer system OEMs under non-disclosure agreements to advance the evaluation of the technologies.  The initial prototypes established the first products for testing, evaluation and performance characterization necessary to gather direct performance feedback.  Additional work continues specifically to advance the prototypes to implementation within an end user product.

·
Consumer Electronics Manufacturers: We have held initial exploratory meetings with a variety of consumer electronics OEMs, including cell phone, computer and television system manufacturers. Each of these interactions has resulted in an invitation to return for further engineering specific meetings and significant sample exchange and evaluations, as our product development advances.

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

RESEARCH AND DEVELOPMENT

For the twelve months ended December 31, 2014, 2013 and 2012, we have spent approximately $11.7 million, $10.4 million and $5.1 million, respectively, on research and development activities.  We continue conducting research and development both internally and externally and anticipate investments going forward.

Our headquarters and primary development activities are located in The Woodlands, Texas in two facilities located within 2 blocks of each other.  The headquarters location, which is comprised of both the primary offices as well as the development facility which houses our chemistry and testing operations, includes a Class 100 clean room where Copperhead™, Diamond Guard™ and all PEF materials development and testing is conducted.  Our facilities also include a roll-to-roll prototype and initial production line, mastering equipment, an electronics lab, optical testing facilities, test and measurement equipment, and electronics development systems. We are also utilizing the roll-to-roll pilot production line at the Kodak Rochester facility for InTouch™ development activities.

Currently, we are engaged in the development of products and prototypes to further demonstrate the full functionality of the PEF technology across multiple applications and markets in a variety of implementations. We have consolidated our vendors to a small group that assist our prototype efforts.  Working with our strategic partners, we hope to advance to our next generation working prototype devices.

The next phase prototypes should serve to support a product roadmap that targets the production of viable commercial InTouch™ touch screens within six to twelve months. The development process is intended to also include selecting and completing the preferable manufacturing processes.  In 2013, we provided hundreds of samples and demonstration units to key potential customers, including the delivery of a low-volume prototype order in December although no commercial production orders were shipped. The scaling from lab-based volumes to fully-automated, roll-to-roll production of InTouch™ films has proven to take longer than initially planned. Additional automated testing and in-line measurement equipment arrived in January 2014, and this is expected to accelerate our remaining process development activities. This new equipment will also serve to provide the necessary quality control and quality assurance capabilities once we begin manufacturing in commercial volumes. On January 6, 2014, we announced that the start of the manufacturing ramp for the InTouch™ sensors product line had been delayed.  On June 25, 2014 we announced that we had a fully-functional, roll-to-roll pilot production line comprised of a plating line at the Texas facility, and printing, final testing and packaging at the Kodak facility, which is a state-of-the-art manufacturing and testing facility within the Eastman Business Park in Rochester, New York.  In August 2014, we completed the transfer of the modified plating process from the Texas facility to the production plating assets at the Kodak Facility.  We now have a fully-functional, roll-to-roll pilot production line comprised of a printing line, plating line, and final testing and packaging at the Kodak facility.

We plan to complete the installation and optimization of the manufacturing process for our Copperhead film products and have engaged a small-scale pilot production line that has been the research and development proving ground for a continuous flow manufacturing process followed by a roll-to-roll manufacturing process for all of our Performance Engineered Film™. We believe that the combination of our internal pilot printing equipment and the Kodak manufacturing facility (both printing and plating) will have adequate capacity to supply potential customer needs for the near future.  We plan to add additional production equipment to the Kodak facility as demand grows.

Research and development costs are expensed as incurred and include salaries and benefits, costs to third party contractors to perform research or other activities related to our business, professional fees related to intellectual property work, and a portion of facilities costs.  The materials used in our research and development and in the manufacturing of our Diamond Guard™ films are readily available for purchase in the open market.

INTELLECTUAL PROPERTY SUMMARY

Intellectual Property:  As a company primarily focused on developing new technologies, we expect that our most valuable asset will be our intellectual property. This includes U.S. and foreign patents, patent applications, registered trademarks, common-law trademarks, trade secrets and know-how. We are pursuing an aggressive intellectual property strategy.

As of the date of this report, we have 6 U.S. patents issued, 1 Japanese patent issued, 1 Korean patent issued and 230 patent applications filed.  This includes 120 Paris Convention Treaty (PCT) patent applications which can still be individually filed in up to 172 different countries, including the U.S.  There are 52 applications filed already in the U.S.  We have also filed 58 patent applications in Taiwan, which is not a member of the PCT.  All of the patent applications, barring unforeseen problems, are expected to provide patent protection in many additional countries including China, Japan, South Korea, India and Europe.  We expect to file a significant number of additional patent applications as our technology matures.  Our issued U.S. patents will expire between September 2025 and April 2033.

We have also registered the marks “Unipixel®”, “DiamondGuard®” and “Uniboss®” on the principal register of the U.S. Patent and Trademark Office and we have applied for registration of the marks “InTouch”, “Copperhead” and “Copperhead Flexible Printed Electronics”.

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

EMPLOYEES

As of January 31, 2015, we have 36 full-time employees and no part-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also employ consultants on an as-needed basis to supplement existing staff.

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

You should carefully consider the following information about the risks described below, together with the other information contained in this Annual Report on Form 10-K and in our other filings with the SEC. We believe the risks described below are the risks that are material to us as of the filing date of this Annual Report on Form 10-K.  If any of the following risks actually occur, our business financial condition, operating results and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline.

Risks Related to Our Business

We are a company with a limited operating history, our future profitability is uncertain and we anticipate future losses and negative cash flow, which may limit or delay our ability to become profitable.

We are a company with a limited operating history and no significant revenues to date.  To date, we have had only a few revenue-generating services and development contracts.  We expect to expend significant resources on consultants, intellectual property protection, research and development, advertising, hiring of personnel and startup costs.  We have not yet demonstrated our ability to generate ongoing revenue, and we may never be able to produce material revenues or operate on a profitable basis.  As a result, we have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future.  As of December 31, 2014, we had an accumulated total deficit of $112.2 million.

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

The United States economy may experience a financial downturn, with some financial and economic analysts predicting that the world economy may be entering into a prolonged economic downturn characterized by high unemployment, limited availability of credit, increased rates of default and bankruptcy, and decreased consumer and business spending.  These developments could negatively affect our business, operating results and financial condition in a number of ways.  For example, current or potential customers may delay or decrease spending with us or may not pay us, or may delay paying us for previously purchased products. In addition, this downturn has had, and may continue to have, an unprecedented negative impact on the global credit markets.  Credit has tightened significantly in the last several years, resulting in financing terms that are less attractive to borrowers, and in many cases, the unavailability of certain types of debt financing.  If this crisis continues or worsens, and if we are required to obtain financing in the near term to meet our working capital or other business needs, we may not be able to obtain that financing.  Further, even if we are able to obtain the financing we need, it may be on terms that are not favorable to us, with increased financing costs and restrictive covenants.

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

A loss of one or more of our current officers or key employees could severely and negatively impact our operations. Specifically, the loss of services of Jeff A. Hawthorne, CEO and President, whom does not have an employment agreement with us, could significantly harm our business. We have no present intention of obtaining key-man life insurance on any of our executive officers or management. Additionally, competition for highly skilled technical, managerial and other personnel is intense. As our business develops, we might not be able to attract, hire, train, retain and motivate the highly skilled managers and employees we need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail.

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

Our common stock was quoted on the OTC Bulletin Board at prices as low as $2.25 and as high as $22.50 during a period from January 1, 2008 through December 9, 2010.  Our common stock has traded on The NASDAQ Capital Market as low as $3.98 and as high at $41.42 during the period from December 10, 2010 through December 31, 2014. In addition, the markets for high technology stocks have experienced extreme volatility that has often been unrelated to the operating performance of the particular companies.  These broad market fluctuations may adversely affect the trading price of shares our common stock.

The value of an investment in our common stock could decline due to the impact of any of the following factors upon the market price of our common stock:

·	Disappointing results from our development efforts;

·	Failure to meet our revenue or profit goals or operating budget;

·	Decline in demand for our common stock;

·	Downward revisions in securities analysts’ estimates or changes in general market conditions;

·	Technological innovations by competitors or in competing technologies;

·	Investor perception of our industry or our prospects;

·	General economic trends;

·	Variations in our quarterly operating results;

·	Our inability to increase revenues:

·	Announcement of new customer relationships by our competitors;

·	Departures of our executive officers;

·	General conditions in the economy, including fluctuations in interest rates;

·	Developments in patents or other intellectual property rights and litigation;

·	Developments in our relationships with our customers and suppliers;

·	Any significant acts of terrorism against the United States; and

·	Our currently limited public float.

We have a significant number of outstanding warrants and options, and future sales of the underlying shares of common stock could adversely affect the market price of our common stock.

As of December 31, 2014, we had outstanding warrants and options exercisable for an aggregate of 2,351,803 shares of common stock at a weighted average exercise price of $9.45 per share. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale.  As our stock price rises, the holders may exercise their warrants and options and sell a large number of shares.  This could cause the market price of our common stock to decline.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the 12,350,715 shares of our common stock outstanding as of December 31, 2014, approximately 12.2 million shares are held by non- “affiliates” and are, or will be, freely tradable without restriction, and the remaining shares are held by our “affiliates”, as of such date.  Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus (including sales by investors of securities acquired in connection with this offering) may have a material adverse effect on the market price of our common stock.

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

Potential Settlement

In November 2014, we entered memorandums of understanding to settle the following previously disclosed lawsuits: a) the securities class action lawsuit pending in the U.S. District Court for the Southern District of Texas, captioned Fitzpatrick, Charles J. v. Uni-Pixel, Inc., et. al. (Cause No. 4:13-cv-01649); and b) the consolidated shareholder derivative lawsuit pending in the District Court of Harris County, Texas, captioned In re Uni-Pixel, Inc., Shareholder Derivative Litigation (Cause No. 2014-08251). If completed, the class action settlement would result in a payment of $2.35 million in cash to the settlement class, inclusive of fees and expenses. In addition, Uni-Pixel would issue $2.15 million in common stock to the settlement class with a range of shares of common stock between 358,333 shares and 430,000 shares, calculated by using the trailing 5 day average stock price from the date of court approval of settlement. The proposed consolidated derivative settlement would result in a payment of $150,000 in cash, the issuance of $125,000 of Uni-Pixel common stock with a range of shares of common stock between 20,833 shares and 25,000 shares, calculated by using the trailing 5 day average stock price from the date of court approval of settlement, and certain governance improvements. The common stock portions of both potential settlements, totaling, $2,275,000 is included in Other Expense and in current liabilities (Settlement of Class Action and Derivative Lawsuits) on the accompanying consolidated financial statements.  The Company anticipates the Settlement of Class Action and Derivative Lawsuits liability will be reclassified to Additional Paid In Capital and Common Stock upon the issuance of common stock in connection with the final settlement anticipated to be in May 2015.  The Company anticipates that the cash payment portions of both settlements, totaling $2.5 million, will be paid from insurance proceeds, and no amounts have been recorded in the financial statements.  The Company cannot provide any assurance that the potential settlements will ultimately be finalized or approved.

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

Quarter Ended	High	Low

2014
Fourth Quarter	$6.51	$4.38
Third Quarter	$8.80	$5.62
Second Quarter	$9.30	$4.80
First Quarter	$10.96	$7.57

2013
Fourth Quarter	$20.83	$9.42
Third Quarter	$20.39	$12.11
Second Quarter	$41.42	$11.39
First Quarter	$33.91	$12.53

Holders

According to our transfer agent, as of January 31, 2015 we had approximately 1,004 shareholders of record.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

We have never paid dividends on our common stock. Currently, we anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Performance Graph

We have presented both the cumulative total return to our stockholders during the period from December 10, 2010 (the date our common stock commenced trading on The NASDAQ Capital Market) through December 31, 2014 in comparison to the cumulative total return of the NASDAQ Composite Index and the Russell 2000 Index.  All values assume a $100 initial investment on December 10, 2010, and the reinvestment of the full amount of all dividends and are calculated as of the last stock trading day of each year.  The comparisons are based on historical data and not indicative of, nor intended to forecast, the future performance of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of December 31, 2014.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,993,343	$10.09	197,222

Equity compensation plans not approved by stockholders (1)	68,001	7.50	—

Total	2,061,344	$10.00	197,222

(1)	During 2006 and 2007, we granted a total of 86,668 stock options to board members. As of December 31, 2014, 68,001 stock options remain outstanding.

Please see Note 6 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information about our equity compensation plans.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Our selected consolidated financial data shown below should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and respective notes included in Item 8 “Financial Statements and Supplementary Data”.  The data shown below is not necessarily indicative of results to be expected for any future period.

	Years Ended December 31,
	2014	2013	2012	2011	2010

Statement of Operations Data:
Revenue	$--	$5,081,574 (1)	$76,154	$195,237	$243,519
Costs of revenues	$--	$9,005	$26,292	$46,985	$20,695
Gross margin	$--	$5,072,569	$49,862	$148,252	$222,824
Selling, general and administrative expenses	$11,754,603	$9,888,535	$3,961,667	$4,186,927	$2,748,697
Research and development	$11,660,728	$10,384,350	$5,112,855	$4,542,735	$2,551,226
Operating Loss	$(23,415,331)	$(15,200,316)	$(9,024,660)	$(8,581,410)	$(5,077,099)
Other income (expenses)
Gain on sale of intellectual property	$--	$--	$--	$--	$2,088,835
Debt issuance expense	$--	$--	$--	$--	$(554,827)
Settlement of class action and derivative lawsuits	$(2,275,000)	$--	$--	$--	$--
Interest income (expense), net	$16,490	$19,422	$6,852	$11,986	$(274,703)
Net loss	$(25,673,841)	$(15,180,894)	$(9,017,808)	$(8,569,424)	$(3,817,794)
Basic and diluted net loss per share	$(2.08)	$(1.32)	$(1.11)	$(1.20)	$(1.05)
Weighted average number of basic and diluted common shares outstanding	12,331,322	11,512,996	8,150,890	7,138,426	3,628,454

	Years Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data

Cash and cash equivalents	$23,663,494	$39,369,574	$13,000,372	$7,216,663	$13,049,466
Working capital	$16,230,076	$33,327,235	$12,812,009	$7,133,745	$12,699,888
Total assets	$34,912,258	$55,291,857	$14,714,789	$8,388,306	$13,215,508
Deferred revenue	$5,000,000	$5,000,000	$--	$--	$85,906
Total liabilities	$7,555,918	$6,053,748	$348,683	$87,468	$427,447
Accumulated deficit	$(112,168,285)	$(86,494,444)	$(71,313,550)	$(62,295,742)	$(53,726,318)
Total stockholders’ equity	$27,356,340	$49,238,109	$14,366,106	$8,300,838	$12,788,061
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

Our financial statements are stated in United States Dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Overview

We are a pre-production stage company developing our Performance Engineered Film™ (PEF) products for the display, touch screen and flexible electronics market segments.  We recently rebranded our PEF production process as Copperhead™.  We have also recently rebranded the touch sensors made with the Copperhead™ process as InTouch™ sensors.

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

In addition to the flexible electronic films described above, we are developing a hard coat resin that can be applied using film, spray or inkjet coating methods for applications as protective cover films, a cover lens replacement or a conformal hard coat for plastic components. We plan to sell our hard coat resin and optical films under the Diamond Guard™ brand.

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

In 2015, we will remain focused on balancing the longer-term needs of our business while remaining prudent with our spending in the short term.  We believe in the underlying fundamentals of our core business strategy and we are focused on addressing the market trends of mobile devices.  We believe our strategy aligns well with the driving forces of the portable device manufacturers.  With our strategy, our product pipeline, and the deeper penetration in the various markets, we plan to address our challenges in the following manner:

•	Assume continued uncertainty in the near-term US economic recovery;
•	Grow faster than the markets we serve by focusing on new product introductions to accelerate growth as we enter 2015; and
•	Maintain investments that deliver innovation and product development.

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

Revenue on certain fixed price contracts where we provide research and development services are recognized over the contract term based on achievement of milestones.  When the contracts provide for milestone or other interim payments, the Company will recognize revenue under the milestone method.  Contracts with the Dell, Inc. (“Dell”) and Intel Corporation (“Intel”) entered into during 2012 and 2013, respectively, are being accounted for under the milestone method.  The milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive.  That conclusion is determined based upon a thorough review of each contract and the Company’s deliverables committed to in each contract.  For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payments is commensurate with the effort required to achieve such milestone or the value of the delivered item.  The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract.  For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones.

In December 2012, the Company and Dell entered into a touch sensor Preferred Price and Capacity License Agreement and entered into Statement of Work Number One (collectively, the “Original Agreement”) to manufacture specified touch sensors.  Statement of Work Number One had three phases and three milestones.  The three phases were as follows:

•	Phase 1 – The parties were to engage with designated manufacturers to design product solutions based on the Company’s technology
•	Phase 2 - The Company was to deliver production-quality samples of products based on Dell’s specifications for specific products
•	Phase 3 – The Company was to deliver to the designated manufacturers production-level volumes in calendar year 2013

The three milestones were as follows:

•	Milestone 1 – Execution of contract (non-substantive) and completion of new plating manufacturing facility per specifications on or about April 30, 2013 (substantive) - $5 million
•	Milestone 2 – Deliver production quality metal mesh sensors on or around July 31, 2013 (substantive) - $5 million
•	Milestone 3 – Production purchase order at production level volumes to be delivered in calendar year 2013 (non-substantive) - $5 million

During 2013, we recognized $5.0 million of revenue from Dell as non-recurring engineering revenue under the milestone method for completion of Milestone 1. Because this was a one-time payment, the Company does not believe that the loss of this customer would have a material adverse effect on the Company’s business.

Effective February 25, 2014, the Company and Dell entered into Amendment No. 1 to Statement of Work No. 1 (the “Amendment”).  The Amendment affirmed that the parties had agreed not to proceed with Phase 2 and Phase 3 as described in the Original Agreement and agreed that, as a result, no further payments were due to the Company.  The Amendment also revised the Milestone 2 due date from July 31, 2013 to June 30, 2014 and terminated the exclusivity option relating to notebook computers, which required the Company to exclusively make and sell touch sensor film to Dell for notebook computer or hybrid devices that were launched in calendar year 2013. The exclusivity waiver allows the Company the opportunity to sell its touch sensors for use in competing notebook applications.  The preferred pricing and capacity aspects of the Original Agreement remained unchanged.  The Company continues to work closely with Dell in product design and development.

In April 2013, we entered into an agreement with Intel (the “Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below.  The Agreement required us to purchase certain equipment, which we purchased in 2013 and which we consider not a substantive milestone.   The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014, which we consider a substantive milestone.  We received $5 million in May 2013, which is non-refundable and is recorded as deferred revenue in the accompanying consolidated balance sheet at December 31, 2013 and 2014.  Upon achieving the deliverables of the Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch™ Sensors made directly to Intel or to those of Intel’s manufacturing partners that use the Intel’s Preferred Price and Capacity License Agreement (“Designated Customers”).  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to Intel to make them whole on any remaining amounts due under the commission cap of $18.5 million.

In April 2014, we entered into the First Amendment to the Capacity License Agreement with Intel (the “Amended Agreement”).  The Amended Agreement modified the original Agreement terms as follows: 1) the inability of the Company to reach, by April 2014, the minimum production capability and the required quality standards specified in the Agreement will no longer constitute a material breach to the Agreement; 2) the total amount of cash proceeds to be received was reduced from $10 million to $5 million, which included the $5 million we received in May 2013; 3) the cap on the commission amount was reduced from $18.5 million to $6.25 million; 4) the term “commission” is defined as 10% of gross revenue from the sale of all sensors sold by the Company, which includes sales of sensors to all customers including, but not limited to, Intel and its Designated Customers; 5) if the Company becomes the subject of any proceeding under any bankruptcy, insolvency or liquidation law, the Company will assign all title and ownership to certain designated equipment (the “Equipment”) to Intel; and 6) if the Company materially breaches the Amended Agreement, which breach is not cured within 30 days after receipt of notice from Intel, the Company may choose to either (A) pre-pay the cap on the commission to Intel (less the total of all previously paid commissions) or (B) assign all title and ownership to the Equipment to Intel.  The only remaining milestone of the Amended Agreement is the capability to produce at least 1 million sensors units per month.

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

Stock-Based Compensation:  We measure stock-based compensation expense for all share-based awards on the estimated fair value of those awards at grant-date. The fair values of stock option awards are estimated using a Black-Scholes valuation model. The compensation costs are recognized net of any estimated forfeitures on a straight-line basis over either the employee’s requisite service period, or other such vesting requirements as are stipulated in the stock option award agreements.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for any differences in actual forfeitures from those estimates.

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

Results of Operations

Comparison of Fiscal Years Ending December 31, 2014 and 2013

REVENUES.  During the first quarter of 2010, we began to manufacture, market and sell our thin film product, although we have earned minimal revenues from the sale of this product to date.  We also earn engineering revenue.

Revenues decreased to $0 for the year ended December 31, 2014, as compared to $5,081,574 for the year ended December 31, 2013, a decrease of $5,081,574.  $5.0 million of revenue from Dell was recognized in the year ended December 31, 2013 as non-recurring engineering revenue.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues were $0 for the year ended December 31, 2014 and $9,005 for the year ended December 31, 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 19%, or approximately $1,866,000, to $11,754,603 for the year ended December 31, 2014 from $9,888,535 for the year ended December 31, 2013.  The major components of the increase are as follows:

a) Salaries and benefits decreased by approximately $1,217,000 to $3,426,000 for the year ended December 31, 2014 compared to $4,643,000 for the year ended December 31, 2013 due primarily to the following: a decrease in salaries to $1,482,000 for the year ended December 31, 2014 compared to $1,574,000 for the year ended December 31, 2013 due to a decrease in the number of employees; a decrease in stock compensation expense to $873,000 for the year ended December 31, 2014 compared to $1,532,000 for the year ended December 31, 2013; a decrease in restricted stock expense to $805,000 for the year ended December 31, 2014 compared to $1,177,000 for the year ended December 31, 2013; and for the year ended December 31, 2013, an employee separation and release expense consisting of six months salary in the amount of $125,000 and six months car allowance of $6,000, both payable in fiscal year 2014 to Reed Killion, our former Chief Executive Officer;

b) Legal expense decreased by approximately $995,000 to $931,000 for the year ended December 31, 2014 compared to $1,926,000 for the year ended December 31, 2013 primarily due to a decrease in  legal fees related to the UK Actions, the Texas Action and the class action lawsuit and an increase in patent related legal work;

c) Travel expense decreased by approximately $47,000 to $246,000 for the year ended December 31, 2014 compared to $293,000 for the year ended December 31, 2013 primarily due to decreased travel visiting potential customers and suppliers;

d) Depreciation and amortization expense increased by approximately $3,860,000 to $6,098,000 for the year ended December 31, 2014 compared to $2,238,000 for the year ended December 31, 2013 primarily due to purchases of equipment made during 2013 that are being depreciated.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by 12% or approximately $1,276,000 during the year ended December 31, 2014 to $11,660,728 from $10,384,350 for the year ended December 31, 2013. The primary reason for the increase in research and development expense is due to an increase in lab expense related to prototype development.  The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $332,000 to $5,173,000 for the year ended December 31, 2014 compared to $4,841,000 for the year ended December 31, 2013 due primarily to the following: an increase in salaries to $2,525,000 for the year ended December 31, 2014 compared to $2,081,000 for the year ended December 31, 2013 due to an increase in the number of employees; a decrease in stock compensation expense to $1,547,000 for the year ended December 31, 2014 compared to $1,874,000 for the year ended December 31, 2013; and a decrease in restricted stock expense to $526,000 for the year ended December 31, 2014 compared to $547,000 for the year ended December 31, 2013;

b) Lab expense, which includes contract labor, increased by approximately $784,000 to $5,705,000 for the year ended December 31, 2014 from $4,921,000 for the year ended December 31, 2013 primarily due to increased services related to prototype development and an increase in third party plating expense to $1,976,000 for the year ended December 31, 2014 compared to $1,835,000 for the year ended December 31, 2013; and

c) Travel expense attributable to research and development increased by approximately $114,000 to $356,000 for the year ended December 31, 2014 from $242,000 for the year ended December 31, 2013 primarily due to offsite management of research and development activities.

OTHER INCOME (EXPENSE)

Settlement of class action and derivative lawsuits increased in November 2014, as we entered memorandums of understanding to potentially settle the following previously disclosed lawsuits: a) the securities class action lawsuit pending in the U.S. District Court for the Southern District of Texas, captioned Fitzpatrick, Charles J. v. Uni-Pixel, Inc., et. al. (Cause No. 4:13-cv-01649); and b) the consolidated shareholder derivative lawsuit pending in the District Court of Harris County, Texas, captioned In re Uni-Pixel, Inc., Shareholder Derivative Litigation (Cause No. 2014-08251). If completed, the class action settlement would result in a payment of $2.35 million in cash to the settlement class, inclusive of fees and expenses. In addition, Uni-Pixel would issue $2.15 million in common stock to the settlement class with a range of shares of common stock between 358,333 shares and 430,000 shares, calculated by using the trailing 5 day average stock price from the date of court approval of settlement. The proposed consolidated derivative settlement would result in a payment of $150,000 in cash, the issuance of $125,000 of Uni-Pixel common stock with a range of shares of common stock between 20,833 shares and 25,000 shares, calculated by using the trailing 5 day average stock price from the date of court approval of settlement, and certain governance improvements. The common stock portions of both potential settlements, totaling, $2,275,000 is included in Other Expense and in current liabilities (Settlement of Class Action and Derivative Lawsuits) on the accompanying consolidated financial statements.  The Company anticipates the Settlement of Class Action and Derivative Lawsuits liability will be reclassified to Additional Paid In Capital and Common Stock upon the issuance of common stock in connection with the final settlement anticipated to be in May 2015.  The Company anticipates that the cash payment portions of both settlements, totaling $2.5 million, will be paid from insurance proceeds, and no amounts have been recorded in the financial statements.  The Company cannot provide any assurance that the potential settlements will ultimately be finalized or approved.

Interest income, net decreased to income of $16,490 for the year ended December 31, 2014 as compared to income of $19,422 for the year ended December 31, 2013, primarily due to a decrease in the average cash on hand during the twelve months ended December 31, 2014.

NET LOSS. Net loss was $25,673,841 for the year ended December 31, 2014, as compared to net loss of $15,180,894 for the year ended December 31, 2013.

Comparison of Fiscal Years Ending December 31, 2013 and 2012

REVENUES.  During the first quarter of 2010, we began to manufacture, market and sell our thin film product, although we have earned minimal revenues from the sale of this product to date.  We also earn engineering revenue.

Revenues increased to $5,081,574 for the year ended December 31, 2013, as compared to $76,154 for the year ended December 31, 2012, an increase of $5,005,420.  $5.0 million of revenue from Dell was recognized in the year ended December 31, 2013 as non-recurring engineering revenue.

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

d) Depreciation and amortization expense increased by approximately $1,683,000 to $2,238,000 for the year ended December 31, 2013 compared to $555,000 for the year ended December 31, 2012 primarily due to purchases of equipment made during 2013 that are being depreciated.

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

Liquidity and Capital Resources

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. Until our products begin to earn enough revenue to support our operations, which may never happen, we will continue to be highly dependent on financing from third parties.  On April 23, 2013, we sold 1,374,250 shares of our common stock, raising net proceeds of approximately $41.2 million.  Barring unanticipated expenses, we expect the proceeds from this offering, together with our cash on hand and collaborative agreements with corporate partners, to support our operations through December 31, 2015.

Operating Activities

Cash used in operating activities during the year ended December 31, 2014 increased to $14,434,408 as compared to $1,958,681 used for the year ended December 31, 2013.  Cash used in operating activities during the year ended December 31, 2013 decreased to $1,958,681 as compared to $5,646,617 used for the year ended December 31, 2012.

During the year ended December 31, 2014, we experienced the following:
•	a decrease in accounts payable of $0.8 million; and
•	a potential settlement of class action and derivative lawsuits of which $2.3 million is to be paid in common stock in 2015.

During the year ended December 31, 2013, we experienced the following:
•	an increase in non-recurring revenue of $5 million from Dell;
•	an increase of deferred revenue of $5 million from Intel; and
•	an increase in accounts payable of $0.7 million due to increased payable activity and timing of payments.

During the year ended December 31, 2012, we experienced an increase in accounts payable of $0.3 million due to increased payable activity and timing of payments.

Investing Activities

Cash used in investing activities during the year ended December 31, 2014 decreased to $1,313,313 as compared to $16,594,313 used for the year ended December 31, 2013.  Cash used in investing activities during the year ended December 31, 2013 increased to $16,594,313 as compared to $941,679 used for the year ended December 31, 2012.  The significant use of cash for investing activities during 2014, 2013 and 2012 was primarily attributable to the purchase of equipment related to our research and development activities and for anticipated production.

As of December 31, 2014, we have no material commitments for capital expenditures and we do not anticipate making additional significant expenditures for production equipment in the near future.

Financing Activities

Historically, we have financed our operating and investing activities primarily from the proceeds of private placements and public offerings of common stock, convertible investor notes, and a preferred stock offering.

The total net cash provided by financing activities was $41,640 for the year ended December 31, 2014, which includes:
•	$41,640 of net proceeds from the exercise of stock options.

The total net cash provided by financing activities was $44,922,196 for the year ended December 31, 2013, which includes:
•	$187,983 of net proceeds from the exercise of warrants;
•	$3,514,320 of net proceeds from the exercise of stock options; and
•	$41,219,893 of net proceeds from the issuance of common stock.

The total net cash provided by financing activities was $12,372,005 for the year ended December 31, 2012, which includes:
•	$12,271,995 of net proceeds from the issuance of 2,520,585 shares of common stock;
•	$87,507 of net proceeds from the exercise of warrants; and
•	$12,503 of net proceeds from the exercise of stock options.

Working Capital

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. Until our products begin to earn enough revenue to support our operations, which may never happen, we will continue to be highly dependent on financing from third parties.  On April 23, 2013, we sold 1,374,250 shares of our common stock, raising net proceeds of approximately $41.2 million.  Barring unanticipated expenses, we expect the proceeds from this offering, together with our cash on hand and collaborative agreements with corporate partners, to support our operations through December 31, 2015.

As of December 31, 2014, we had a cash balance of approximately $23.7 million and working capital of $16.2 million.

Contractual Obligations

Our contractual obligations are included in our consolidated financial statements and the related notes thereto and appear under the caption “Financial Statements” beginning on page F-1 of this Annual Report on Form 10-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), as appropriate to allow timely decisions regarding required disclosure.

The Company carried out an evaluation as of December 31, 2014, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all of our directors and executive officers as of January 31, 2015. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Title
Jeff A. Hawthorne	57	Chief Executive Officer, President, Principal Executive Officer and Director
Robert A. Rusenko	49	Chief Operating Officer
Robert J. Petcavich	60	Senior Vice President and Chief Technology Officer
Jeffrey W. Tomz	43	Chief Financial Officer and Corporate Secretary
Bernard T. Marren	79	Chairman
Carl J. Yankowski	66	Director
Bruce I. Berkoff	54	Director
Ross A. Young	49	Director
William Wayne Patterson	70	Director
Anthony J. LeVecchio	68	Director
Malcolm J. Thompson	69	Director

Biographical information with respect to our executive officers and directors is provided below. There are no family relationships between any of our executive officers or directors.

Jeff A. Hawthorne, Chief Executive Officer, President, Principal Executive Officer and Director— On April 14, 2014, Jeff Hawthorne was appointed as our Chief Executive Officer, President and a director.  From January 2009 to April 2014, Mr. Hawthorne was a business advisor to various companies.  From March 2012 to February 2013, Mr. Hawthorne served as senior vice president and general manager of the MOCVD business unit at Veeco, where he was responsible for revenue of $300 million and 350 employees.  From November 1991 to October 2008, Mr. Hawthorne was employed by Photon Dynamics, beginning as an inspection system applications engineer, promoted to VP of development and president of its image processing division, and eventually promoted to the positions of president and CEO of the company before it was acquired by Orbotech for $290 million. The company was the leading supplier of test, repair and inspection equipment for the flat panel display industry, with 350 employees and operations in Japan, Korea, Taiwan and China. As president and CEO, he oversaw multiple new product introductions, which drove the company’s market share to 80%, and grew annual revenues from $70 million to $180 million. Earlier in his career, Mr. Hawthorne held various technical and management roles at companies in flat panel display engineering consulting and the development of custom thin film deposition equipment used for semiconductor, solar and wear coating applications. Since October 2012, Mr. Hawthorne has served as a director on the board of directors at Iteru Systems, a developer of a unique enterprise data management platform. Since October 2008, Mr. Hawthorne is also a member of the visiting committee for the Dean of the Engineering School at the University of Rochester.  Mr. Hawthorne holds a Master of Science degree in Optical Engineering from the University of Rochester, Institute of Optics and a Bachelor of Science, Cum Laude, in Engineering Physics from the University of Colorado, Boulder. Mr. Hawthorne also attended the Stanford Executive Program at Stanford University’s Graduate School of Business. Mr. Hawthorne is also an inventor on seven patents in automated machine vision technology for inspection and testing of flat panel displays. Mr. Hawthorne’s extensive business experience as an executive officer and his educational background gives him the qualifications and skills to serve as a director of Uni-Pixel, Inc.

Robert A. Rusenko, Chief Operating Officer— On April 29, 2013, Robert Rusenko became our Vice President of Operations and on April 14, 2014, the Board formally designated Mr. Rusenko as our Chief Operating Officer.  From November 2008 to April 2013, Mr. Rusenko served as vice president and general manager of Alpharetta printed products at Scientific Games, a global leader in gaming solutions for lottery and gaming organizations. At Scientific Games, Mr. Rusenko was responsible for a high-throughput, roll-to-roll manufacturing facility, which is the largest in the world for printed lottery products and more than double the capacity of any other facility. Mr. Rusenko joined Scientific Games as the Vice President of Quality and Operational Excellence reporting to the COO in September 2007 and remained in that role until November 2008.  From May 2006 to September 2007, Mr. Rusenko served as an operations business leader at DuPont Performance Materials, a $6 billion platform focused on engineering, packaging and industrial polymers. As the operations business leader of DuPont’s $1.8 billion Nylon and PBT segment of the engineering polymers business, Mr. Rusenko was responsible for developing and leading its global supply chain strategy. From June 2001 to December 2005, Mr. Rusenko served as vice president of operations at Saint Gobain-CertainTeed Corporation, a North American manufacturer of building materials, where Mr. Rusenko was responsible for five manufacturing sites, three distribution centers, 1,300 employees, and an operational budget of $420 million.   From January 2000 to June 2001, Mr. Rusenko served as director of worldwide manufacturing at W. R. Grace, a global specialty chemicals and materials company, where he was responsible for manufacturing, logistics and Six Sigma. Mr. Rusenko also previously held several management positions of increasing responsibility at GE Plastics, a $7 billion division of GE, where he received the coveted Six Sigma Gold Award for driving operational improvements. Before GE, Mr. Rusenko held several management positions of increasing responsibility at AlliedSignal, a global corporation with operations in the automotive, aerospace and specialty chemicals markets. At AlliedSignal, Mr. Rusenko transitioned chemical and pharmaceutical products from laboratory to commercial production, and earned an award for outstanding achievement from Larry Bossidy, the highly regarded CEO.  Mr. Rusenko earned his B.S. in chemical engineering from Widener University. Mr. Rusenko has completed Masters level courses in chemical engineering and business administration from the University of Virginia/New Jersey Institute of Technology and Villanova University, respectively. Mr. Rusenko also holds a GE Master Black Belt certification.

Robert J. Petcavich, Senior Vice President and Chief Technology Officer — Dr. Petcavich has been the Senior Vice President and Chief Technology Officer of Uni-Pixel since he joined us in January 2008.  Dr. Petcavich was also the co-founder of Health Beacons Inc. in Kirkland, Washington, a company that develops leading edge implantable RFID technology for the medical surgical cancer field. Dr. Petcavich was Senior Vice President and Chief Technology Officer of Lumera Corporation (NASDAQ:LMRA) in Bothell, Washington, a publicly traded nanotechnology polymer platform bioscience and molecular photonics technology company. Dr. Petcavich has been the Chairman, CEO and CTO of several advanced materials and medical informatics technology companies. Dr. Petcavich was Vice President of Deposition Technologies Inc. from 1982 to 1988, an advanced materials company involved in electro optic and aerospace thin film materials development and manufacturing which was subsequently acquired by Brunswick Defense (NYSE:BC) and Material Sciences Corporation (NYSE:MSC) in 1986. From August 1988 until September 1995, Dr. Petcavich was President and CEO of Alphascribe Express Inc., an electronic medical records service enterprise, which was subsequently sold to Rodeer Systems.  Dr. Petcavich was also founder, Chairman and CTO of Planet Polymer Technologies Inc. (Nasdaq:POLY now PLNT) from 1992 until 2002, an advanced materials intellectual property development company which merged with Allergy Free Inc. of Houston, Texas.  Dr. Petcavich was also founder, CEO and Chairman from 1996 until 2001 of Alife Medical Inc., a natural language processing software services provider for the medical billing industry.  Alife Medical Inc. was one of the fastest growing companies in the United States in 2010 according to Red Herring, and was acquired by Ingenix, Inc.  Dr. Petcavich was also founder and a board member of Molecular Reflections Inc., a MEMS based biotech design and discovery platform company, as well as Polytronix Inc., a custom LCD manufacturer of Richardson, Texas. Dr Petcavich has a Ph.D. degree in Polymer Science, a Master of Science degree in solid state science, and a B.S. degree in chemistry from Pennsylvania State University, and he completed the PMD executive management degree program at Harvard.  Dr. Petcavich holds 28 issued United States patents in fields such as electro optic LCD displays, biotechnology MEMS devices, time released animal neutraceuticals, fruit shelf life extension technology, and handheld wireless devices. Dr. Petcavich is also on the Board of Directors of the College of Science at Pennsylvania State University and the Harvard Business School Alumni Club in the Houston area.

Jeffrey W.  Tomz, Chief Financial Officer and Corporate Secretary — On March 14, 2010, Jeffrey W. Tomz became our principal financial officer and on July 1, 2010, the Board of Directors formally designated Mr. Tomz as our Chief Financial Officer and Secretary. Since June 2005, Mr. Tomz has been our VP of Finance. From August 2001 to April 2005, Mr. Tomz was the Chief Financial Officer of Isolagen, Inc. and was instrumental in raising over $190 million in equity and debt for Isolagen. From October 1999 to August 2001, Mr. Tomz was a Principal at Benchmark Equity Group, Inc. Mr. Tomz has served on the board of directors of various companies, including InfoHighway Communication Corp., a private communication company from September 1998 to September 2000. Prior to joining Benchmark in the fall of 1997, Mr. Tomz began his career with Arthur Andersen Worldwide. Mr. Tomz is licensed as a Certified Public Accountant in Texas and received his MPA from The University of Texas at Austin.

Bernard T. Marren, Chairman— Mr. Marren has served as a director since March 16, 2007 and has been Chairman of our Board of Directors since May 1, 2008.  Mr. Marren was appointed interim co-Chief Executive Officer, interim co-President, and co-Principal Executive Officer from December 30, 2013 to April 14, 2014.  From May 1998 to December 2013, Mr. Marren was the President and CEO of OPTi, Inc., a company that licenses intellectual property for logic chips. In a career that spans more than 40 years, Mr. Marren was both a founder of and the top executive with multiple companies that pioneered new semiconductor technologies. He also served as chief executive with a number of high-tech firms, and is widely regarded for his leadership in sales and marketing, engineering and operations. He has been associated in his career with Western Micro Technology, Inc., Silicon Engineering, Inc., INNO COMM Wireless, American MicroSystems, Inc., and Fairchild Semiconductor. Extending his executive leadership to the electronics industry as a whole, Mr. Marren was a founder and the first President of the Semiconductor Industry Association. He is also a past President and Chairman of the National Electronic Distributors Association and a past President of the Electronic Industry Show Corporation.  Mr. Marren is a graduate of the Illinois Institute of Technology (BSEE).

Mr. Marren’s technology industry experience, particularly as it relates to our industry, makes him highly qualified to lead our Board.  Due to his business experience and educational background, Mr. Marren is well-versed in the review and evaluation of financial statements of publicly traded companies, which gives him the qualifications and skills to serve as a director of Uni-Pixel, Inc.

Carl J. Yankowski, Director— Mr. Yankowski has served as a director since March 16, 2007.  Mr. Yankowski was appointed interim co-Chief Executive Officer, interim co-President, and co-Principal Executive Officer from December 30, 2013 to April 14, 2014.  Mr. Yankowski has served as the CEO of Westerham Group since 2001. Mr. Yankowski also served as the CEO of Ambient Devices, Inc. and helped capitalize Ambient.   Mr. Yankowski was named CEO of Palm, Inc. in December 1999, three months before its initial public offering that raised in excess of $1 billion.  Immediately prior to joining Palm, Mr. Yankowski was CEO of the Reebok Brand, where he led the worldwide Reebok-brand business, a multibillion dollar enterprise that eventually merged with Adidas.  During his tenure at Reebok, Mr. Yankowski successfully reorganized the Company for growth, significantly streamlined operations, and improved profitability.  Mr. Yankowski spent over four years at Sony Electronics, Inc. as President and COO where he was responsible for the development and launch of numerous successful products in growing markets and new business categories for Sony, including DVD, CDMA, digital imaging, and VAIO personal computers.  He also oversaw the initial U.S. launch of PlayStation.  Mr. Yankowski led Sony to profitable U.S. revenue growth from $6+ billion to over $10 billion, and oversaw a dramatic expansion of U.S. manufacturing.  In an earlier position as Chairman of Polaroid’s Asia Pacific Region, Mr. Yankowski led growth in the business imaging market globally and established the Company’s Asia Pacific headquarters.  Mr. Yankowski has held marketing and strategic leadership positions in several other prestigious technology and consumer-products companies, including General Electric Co., Pepsi, Memorex and Procter & Gamble.  Mr. Yankowski earned simultaneous Bachelors of Science degrees in electrical engineering materials science and management from Massachusetts Institute of Technology (“MIT”).  He serves or has served on the visiting committee of the MIT Media Lab, and the Boards of Informatica, Avidyne, and many other public and private firms, plus the Boston College Carroll School of Business and the MIT Sloan School of Business.

Mr. Yankowski’s leadership roles in numerous fortune 500 companies make him a valuable member of our Board of Directors and Audit Committee.  The extensive management experience he has acquired in these roles provides him with the knowledge to assist with financial, accounting, regulatory and administrative matters.  Mr. Yankowski is well-versed in accounting principles and financial reporting rules and regulations, and is equipped to evaluate financial results and lead our Audit Committee.

Bruce I. Berkoff, Director— Mr. Berkoff has served as a director since March 16, 2007. Mr. Berkoff is the Chairman of the LCD TV Association which is a global not-for-profit marketing trade association to help “inform, promote, improve, and connect” the entire supply chain involved with the large and growing multibillion dollar LCD TV industry.  Since March 2011, Mr. Berkoff has been the CMO (Chief Marketing Officer) of CBRITE, a Santa Barbara based leader in metal oxide back plane technology for flat panel displays. He was also a Director of LG Display from 2007 until 2009.  Mr. Berkoff was the Chief Marketing Officer of Energy and Display Systems, working at Applied Materials, Inc. from October 2009 through January 2011.  Mr. Berkoff was the CMO of Ascent Solar from September 2008 to September 2009.  Mr. Berkoff was also the CEO and later Chairman of Enuclia Semiconductor, a fab-less semiconductor startup in the HDTV video processor market, and prior to that, he was the Executive Vice-President and Chief Marketing Officer of LG.Philips LCD, one of the world’s leading TFT-LCD manufacturers. Before that, Mr. Berkoff served as general manager of Philips Flat Display Systems’ software and electronics business unit in Silicon Valley. He has also held executive management positions at several technology companies, including UMAX Computer Corporation, Radius, and SuperMac Technologies.  Mr. Berkoff is well-known for his visionary keynote addresses, panel chairmanships and other roles at display and electronics industry events, including the Symposium on Information Displays (SID) Business & Investor Conferences, USDC (US Display Consortium) Conferences, DisplayForum Europe, HDTV Forum, Asia SID (ASID), EuroDisplays (ESID), the U.S. Flat Panel Display (US FPD) Conference, the Flat Information Display (FID) Conference and the Consumer Electronics Show (CES) in Las Vegas.  Mr. Berkoff holds undergraduate and graduate degrees in physics and biophysics from Princeton and the University of California, Berkeley, respectively, and also has display-related patents both granted and pending in the U.S. and China.

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

Ross A. Young, Director— Mr. Young has served as a director since May 20, 2008. Mr. Young founded DisplaySearch, the leading provider of market intelligence on displays and related technology, in 1996, sold it to The NPD Group in 2005 and is credited with building the firm to what it is today. After leaving DisplaySearch in 2008, he served as VP at Samsung LCD before joining IMS Research in late 2009 as SVP of displays, LEDs and lighting. He left this position in January 2012 and currently provides his services as an independent consultant.   Mr. Young has made multiple appearances on television, including NBC’s The Today Show, as a display industry expert, and has been an invited speaker at over 30 different conferences worldwide. Mr. Young was appointed to the Board of Directors of semiconductor start-up Akhan Technologies in 2010 and the Advisory Board of Illumitex, an LED start-up, in 2009. Mr. Young received The NPD Group’s prestigious John Byington Award for outstanding creativity and innovation in November 2006, was appointed to the Board of Directors at Westar Display Technologies in February 2005 and was named to the VLSI Research Executive All-Star Team in 1994. Prior to founding DisplaySearch in 1996, he served in senior marketing positions at OWL Displays, Brooks Automation, Fusion Semiconductor and GCA in the driver IC, flat panel automation, etch and strip and lithography markets. He is also a published author, having written a book on U.S. - Japanese competition titled Silicon Sumo: U.S.-Japan Competition and Industrial Policy in the Semiconductor Equipment Industry. Mr. Young holds a Bachelors degree in economics from the University of California at San Diego.

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

William Wayne Patterson, Director— Mr. Patterson has served as a director since May 9, 2011. Since August 2012, Mr. Patterson has been a co-founder and a partner in Dos Rios Partners, a private equity fund, and is an experienced entrepreneurial manager who has demonstrated success in building businesses through innovative growth and cost containment strategies. From March 1970 to September 1991, Mr. Patterson was employed by Keystone International, Inc., where he served as CFO and then as COO. During his time with Keystone, it grew from $15 million in revenues to more than $1 billion. Keystone was sold in 1996 to Tyco International for $1.7 billion. Mr. Patterson was also a co-founder and CEO of Texas Micro Inc. (a NASDAQ-traded company) and of Briskheat Corporation. Since the sale of Keystone in 1991, Mr. Patterson has been doing private consulting and financing work. Mr. Patterson has participated in more than 20 private equity transactions and has served as interim CEO of Integrated Graphics/Earthcolor and of Vector Global Services. From January 2005 until their sale in 2012 and 2011, respectively, Mr. Patterson served as the non-executive chairman of Ashbrook Simon-Hartley and of Controlled Recover. Mr. Patterson graduated with honors from the University of Texas in Austin and has a Law Degree from the University of Texas Law School. Mr. Patterson is also a CPA.

Mr. Patterson’s leadership roles in numerous companies make him a valuable member of our Board of Directors and Audit Committee.  The extensive management experience he has acquired in these roles provides him with the knowledge to assist with financial, accounting, regulatory and administrative matters.  Mr. Patterson is well-versed in accounting principles and financial reporting rules and regulations, and is equipped to evaluate financial results and participate in our Audit Dommittee.

Anthony J. LeVecchio, Director— Mr. LeVecchio has served as a director since May 9, 2011. Mr. LeVecchio has been the president and owner of The James Group, a general business consulting firm that has advised clients across a range of industries, since 1988. Prior to forming The James Group, Mr. LeVecchio was the senior vice president and chief financial officer for VHA Southwest, Inc., a regional healthcare system. Mr. LeVecchio currently serves as director, advisor and executive of private and public companies in a variety of industries.  Mr. LeVecchio also currently serves on the Board of Directors of ViewPoint Financial Group, a community bank based in Plano, Texas that is listed on The NASDAQ Global Select Market and as chairman of its Audit Committee. Mr. LeVecchio holds a Bachelor of Economics and an M.B.A. in Finance from Rollins College.

Mr. LeVecchio’s leadership roles in numerous companies make him a valuable member of our Board of Directors and Audit Committee.  The extensive management experience he has acquired in these roles provides him with the knowledge to assist with financial, accounting, regulatory and administrative matters.  Mr. LeVecchio is well-versed in accounting principles and financial reporting rules and regulations, and is equipped to evaluate financial results and participate in our Audit Committee.

Malcolm J. Thompson, Director— Dr. Thompson has served as a director since August 19, 2014. In March 2013, Dr. Thompson was appointed CEO of the Nano-Bio Manufacturing Consortium, which is funded by the Air Force to develop real time next generation human performance monitoring using flexible electronics to monitor stress, fatigue and cognitive ability.   Since January 2002, Dr. Thompson has been President of MJT Associates, which provides high-tech business and technology consulting. Dr. Thompson has over 25 years of experience in the display industry and is a recognized worldwide authority. Dr. Thompson was Chairman and CEO of RPO from December 2006 to March 2011.  RPO was a multinational company that developed a revolutionary new touch technology for LCD displays.  Dr. Thompson was board member and eventually succeeded Floyd Kvamme as Chairman of the board of Photon Dynamics from 1993 to 2008.  Dr. Thompson was also a board member of Cambridge Display Technology from 2005 to 2007.  Dr. Thompson was interim and part time CEO of Vitex from April 2003 to December 2005 and President and CEO of Novalux from March 2009 to December 2010.  Dr. Thompson held various positions, rising to be Chief Technologist at the Xerox Palo Alto Research Center (PARC) from 1982-1995, where he was responsible for the advanced development and commercialization of revolutionary new imaging systems. His group produced the first desktop high resolution TFT LCD.  That technology was used to develop one of the first digital X-ray systems.  He spun this activity out of PARC and was the founder, President and CEO of dpiX from January 1995 to March 1999.  Dr. Thompson was the founder and Chairman of the board of USDC, now FlexTech Alliance and has been a board member from 1993 to the present. Dr. Thompson has served on Audit, Nominating and Compensation Committees for various public and private companies.  Dr. Thompson has been given many prestigious awards and was appointed a Technology Pioneer at the World Economic Forum in 2000 and 2001. Dr. Thompson led a US/Japan Trade and Partners delegation on flat panel displays in his capacity as Chairman of the board of USDC. Dr. Thompson has a BSc and PhD from Brighton University in the UK.

Dr. Thompson’s technology industry experience, particularly as it relates to our industry, makes him highly qualified to serve as a member of our Board of Directors and other Board committees.  With his business experience and educational background, Dr. Thompson is well-versed in new technologies to help lead our company and is well-versed in the review and evaluation of financial statements of publicly traded companies.  He provides valuable insight to our Board of Directors and other Board committees.

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

Audit Committee Financial Expert

Our board of directors has determined that Carl J. Yankowski is an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the registered class of the Company’s equity securities to file with the SEC reports of ownership and changes in ownership of the Company’s common stock. Directors, executive officers and greater than 10% beneficial stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the reports furnished, management believes that the directors, executive officers and greater than 10% stockholders filed, on a timely basis, all reports required by Section 16(a) of the Exchange Act with respect to the year ended December 31, 2014.

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

Compensation Process; Role of Management

The Compensation Committee is responsible for determining and approving all compensation for our executive officers. Pursuant to its charter, the Compensation Committee recommends to the full Board the salary, bonus, option grants and other aspects of the compensation of our President and Chief Executive Officer, approves the salary and bonus levels for other executive officers, approves stock option grants to other executive officers and approves all employment, severance and change-in-control agreements applicable to other executive officers. Our Chief Executive Officer assists the Compensation Committee in its deliberations with respect to the compensation payable to our other executive officers, and typically recommends specific compensation packages for our executive officers based upon his assessment and evaluation of their performance for the prior year. In determining the amount of compensation to be paid to our executive officers, the Compensation Committee reviews the compensation paid to comparable officers by companies similar in size in the industry.

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

At the annual meeting that was held on August 19, 2014, our shareholders voted to approve on an advisory basis, by a margin of 79.45%, the compensation paid to our named executive officers.  The Compensation Committee viewed the results of the 2014 advisory vote as an affirmation of our current pay practices, and so it did not implement significant changes to our executive compensation program for the year 2014.

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

Compensation Committee of the Board

Bernard T. Marren, Chairman
Bruce I. Berkoff
Ross A. Young

Executive Officer Compensation

The table below summarizes the total compensation paid to or earned by our principal executive officers, our principal financial officer and the three most highly compensated executive officers other than the principal executive officer and principal financial officer who were serving as executive officers at the end of the last completed fiscal year.  Collectively, we refer to these officers as the “named executive officers”.  The amounts represented in the “Option Awards” column reflect the stock compensation expense recorded by the Company pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 and does not necessarily equate to the income that will ultimately be realized by the named executive officers for such awards.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Bonus (2)		Stock Awards (3)	Option Awards (4)		Non-Equity Incentive Plan Compensation		Nonqualified Deferred Compensation Earnings		All Other Compensation (5)		Total

Jeff A. Hawthorne Chief Executive Officer, President (Principal Executive Officer) & Director	2014 2013 2012	$179,006 — —	$	— — —	$301,042 — —	$	— — —	$	— — —	$	— — —	$	— — —	$480,048 — —

Robert A. Rusenko Chief Operating Officer	2014 2013 2012	190,740 120,692 —		— — —	100,347 — —		375,722 250,482 —		— — —		— — —		— — —	666,809 371,174 —

Robert J. Petcavich Senior Vice President & Chief Technology Officer	2014 2013 2012	195,000 195,000 195,000		— — 5,000	239,940 283,860 28,520		22,558 280,272 385,560		— — —		— — —		— — —	457,498 759,132 614,080

Daniel K. Van Ostrand Former Senior Vice President Research & Development	2014 2013 2012	130,269 180,000 180,000		— — 5,000	155,373 263,220 —		17,187 224,118 255,368		— — —		— — —		58,846 — —	361,675 667,338 440,368

Jeffrey W. Tomz Chief Financial Officer & Secretary	2014 2013 2012	180,000 180,000 180,000		— — 5,000	179,955 237,420 28,520		17,187 231,683 291,796		— — —		— — —		12,000 12,000 12,000	389,142 661,103 517,316
——–––––––––—
(1)
Effective April 14, 2014, Mr. Hawthorne was appointed Chief Executive Officer, President and director with an annual salary of $250,000.  Effective April 14, 2014, Mr. Rusenko was promoted to Chief Operating Officer with an annual salary of $195,000.  Daniel K. Van Ostrand resigned as Senior Vice President Research & Development on September 19, 2014.  Effective January 1, 2015, the annual salaries of Mr. Rusenko, Dr. Petcavich and Mr. Tomz were increased to $204,750, $204,750 and $189,000, respectively.

(2)
Amounts reflect the aggregate annual cash bonus earned by each of our named executive officers for fiscal years 2014, 2013 and 2012.  There was a $5,000 cash bonus paid to Dr. Petcavich, Mr. Van Ostrand and Mr. Tomz in fiscal year 2012.

(3)
Amounts reflect restricted stock awards granted for each of fiscal years 2014, 2013 and 2012. The amounts represent the aggregate grant date fair value of the awards granted to each named executive officer computed in accordance with stock-based accounting rules (FASB ASC Topic 718).  The restricted stock awards granted on April 14, 2014 vest 1/3rd on April 14, 2015, 1/3rd on April 14, 2016 and 1/3rd on April 14, 2017. The restricted stock awards granted on January 15, 2013 vested on August 16, 2013.  The restricted stock awards granted on April 26, 2013 vest 1/3rd on March 1, 2014, 1/3rd on March 1, 2015 and 1/3rd on March 1, 2016.  The restricted stock awards granted on November 27, 2012 vested immediately on the day of grant.

(4)
For 2014, 2013 and 2012, the amounts reflect the compensation cost recognized in 2014, 2013 and 2012, respectively, for stock options in accordance with FASB ASC Topic 718, which reflects the fair value of all stock-based compensation in earnings based on the related vesting schedule.  For additional information relating to the assumptions made by us in connection with the valuation of these awards for 2014, refer to Note 6 of our financial statements herein.  For additional information relating to the assumptions made by us in connection with the valuation of these awards for 2013, refer to Note 6 of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.  For additional information relating to the assumptions made by us in connection with the valuation of these awards for 2012, refer to Note 6 of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

(5)
Excludes perquisites and other personal benefits unless such compensation was greater than $10,000.  For Mr. Tomz, amounts include a car allowance of $12,000 per year.  All of our named executive officers use their personal credit cards for approved business expenses.  The named executive officers’ personal credit cards may accrue airline miles, hotel points, and/or various other types of rewards (collectively, “Credit Card Bonuses”).  The Credit Card Bonuses belong to the named executive officers.  Mr. Tomz did not accrue Credit Card Bonuses having a value that was greater than $25,000 or 10% of the total amount of perquisites and personal benefits.  None of the remaining named executive officers accrued Credit Card Bonuses having a value of more than $10,000.  For the year ended December 31, 2014, this includes an employee separation and release expense consisting of 17 weeks of salary in the amount of $58,846 payable in fiscal year 2014 to Mr. Van Ostrand, our former Senior Vice President Research & Development.

401(k) Plan

Effective February 2007, the Company created an employee benefit plan available to all full-time employees under Section 401(k) of the Internal Revenue Code ("401(k) plan"). Employees may make contributions up to a specified percentage of their compensation, as defined. The Company is not obligated to make contributions under the 401(k) plan. In addition, the Company did not make any matching employer contribution to the 401(k) Plan in 2014, 2013 or 2012.

Employment Agreements

As of December 31, 2014, the Company does not have any employment agreements outstanding, other than the arrangement with Mr. Jeff Hawthorne, Chief Executive Officer and President of the Company.  Mr. Hawthorne is an “at-will” employee, meaning that Mr. Hawthorne’s employment can be terminated by the Company or by him, at any time and for any reason.   The Company has agreed that, if his employment is terminated as a result of a Change of Control, Mr. Hawthorne will receive a severance payment consisting of 2 times his annual base salary and all unvested options and restricted shares of stock shall become vested immediately.

Grants of Plan-Based Awards

Name	Grant date	All other stock awards: Number of shares of stock or units	Grant date fair value of stock and option awards
Jeff A. Hawthorne	4/14/2014	150,000	$1,275,000

Robert A. Rusenko	4/14/2014	50,000	425,000

Robert J. Petcavich	--	--	--

Daniel K. Van Ostrand	--	--	--

Jeffrey W. Tomz	--	--	--

Executive Officer Equity Awards Outstanding

	Outstanding Equity Awards at December 31, 2014
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jeff A. Hawthorne	--	--		$--	--	150,000	(b)	$853,500	(d)	--	$--

Robert A. Rusenko	16,667	33,333	(a)	36.20	4/29/2023	50,000	(b)	284,500	(d)	--	--

Robert J. Petcavich	33,334	--		7.50	1/7/2018	12,000	(c)	68,280	(d)	--	--
	1,667	--		7.50	1/30/2019	--		--		--	--
	80,000	--		7.50	1/28/2020	--		--		--	--
	160,000	--		6.93	1/21/2021	--		--		--	--

Daniel K. Van Ostrand	33,334	--		7.50	9/19/2019	--		--		--	--
	120,000	--		6.93	9/19/2019	--		--		--	--

Jeffrey W. Tomz	3,669	--		7.50	1/28/2020	9,000	(c)	51,210	(d)	--	--
	33,334	--		7.50	5/19/2020	--		--		--	--
	120,000	--		6.93	1/21/2021	--		--		--	--

(a)	vest 50% on 4/29/2015 and 50% on 4/29/2016.
(b)	vest 1/3rd on 4/14/2015; 1/3rd on 4/14/2016; and 1/3rd on 4/14/2017.
(c)	vest 50% on 3/1/2015 and 50% on 3/1/2016.
(d)	valued at $5.69 per share which was the closing price of our common stock on December 31, 2014.

Option Exercises and Stock Vested

	Option awards		Stock awards
Name	Number of shares acquired on exercise	Value realized on exercise	Number of shares acquired on vesting	Value realized on vesting
Jeff A. Hawthorne	--	$--	--	$--

Robert A. Rusenko	--	--	--	--

Robert J. Petcavich	--	--	6,000	58,620

Daniel K. Van Ostrand	--	--	5,334	52,113

Jeffrey W. Tomz	--	--	4,500	43,965

Director Compensation

The table below summarizes the total compensation paid to or earned by our directors during 2014. The amounts represented in the “Option Awards” column reflects the stock compensation expense recorded by the Company and does not necessarily equate to the income that will ultimately be realized by the director for such awards.   The table does not include Mr. Hawthorne whose compensation is described in the Summary Compensation Table above.

Director Summary Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards (1)(2)	Option Awards (3)	Non-Equity Incentive Plan Compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
Bernard T. Marren(4)	$--	$82,820	$8,057	--	--	--	$90,877
Carl J. Yankowski(4)	--	82,820	--	--	--	--	82,820
Bruce I. Berkoff	--	82,820	4,834	--	--	--	87,654
Ross A. Young	--	82,820	4,834	--	--	--	87,654
William Wayne Patterson	--	82,820	22,589	--	--	--	105,409
Anthony J. LeVecchio	--	82,820	22,589	--	--	--	105,409
Malcolm J. Thompson	--	--	6,000	--	--	--	6,000

(1)
Amounts reflect restricted stock awards granted for fiscal year 2014. The amounts represent the aggregate grant date fair value of the awards granted to each named director computed in accordance with stock-based accounting rules (FASB ASC Topic 718).  The restricted stock awards granted on April 26, 2013 vest 1/3rd on March 1, 2014, 1/3rd on March 1, 2015 and 1/3rd on March 1, 2016. The restricted stock awards granted on April 14, 2014 vest 1/3rd on April 14, 2015, 1/3rd on April 14, 2016 and 1/3rd on April 14, 2017.

(2)
At December 31, 2014, Mr. Marren, Mr. Yankowski, Mr. Berkoff, Mr. Young, Mr. Patterson and Mr. LeVecchio held stock awards to acquire 9,000, 9,000, 9,000, 9,000, 9,000 and 9,000 shares of common stock, respectively.

(3)
At December 31, 2013, Mr. Marren, Mr. Yankowski, Mr. Berkoff, Mr. Young, Mr. Patterson, Mr. LeVecchio and Dr. Thompson held options to acquire 101,667, 76,001, 25,334, 37,334, 26,667, 18,667 and 6,667 shares of common stock, respectively.

(4)	Does not include $20,833 paid to each of Mr. Marren and Mr. Yankowski for being interim co-Chief Executive Officer and interim co-President from December 30, 2013 through April 14, 2014.
(5)
All of our directors use their personal credit cards for approved business expenses.  The directors’ personal credit cards may accrue airline miles, hotel points, and/or various other types of rewards (collectively, “Credit Card Bonuses”).  The Credit Card Bonuses belong to the individual directors.  No director accrued Credit Card Bonuses having a value of more than $10,000.

On April 14, 2014, each of Mr. Marren, Mr. Yankowski, Mr. Berkoff, Mr. Young, Mr. Patterson and Mr. LeVecchio were awarded 5,400 shares of common stock pursuant to our 2011 Stock Incentive Plan, at a price of $8.50 per share, which was the closing price of the Company’s common stock on the date of grant.  These shares vest 1/3rd on April 14, 2015, 1/3rd on April 14, 2016 and 1/3rd on April 14, 2017.

On April 26, 2013, each of Mr. Marren, Mr. Yankowski, Mr. Berkoff, Mr. Young, Mr. Patterson and Mr. LeVecchio were awarded 5,400 shares of common stock pursuant to our 2011 Stock Incentive Plan, at a price of $38.70 per share, which was the closing price of the Company’s common stock on the date of grant.  These shares vest 1/3rd on March 1, 2014, 1/3rd on March 1, 2015 and 1/3rd on March 1, 2016.

Overview

Uni-Pixel’s director compensation program consists only of equity-based compensation. The equity compensation is designed to build an ownership stake in the Company while conveying an incentive to directors relative to the returns recognized by our shareholders.  All directors are reimbursed for ordinary and reasonable expenses incurred in exercising their responsibilities in accordance the Company’s Travel and Entertainment Expense Reimbursement policy applicable to all employees of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have set forth in the following table certain information regarding our common stock, on an as converted basis, beneficially owned as of January 31, 2015 for (i) each stockholder we know to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors and named executive officers, and (iii) all executive officers and directors as a group. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days pursuant to options, warrants, conversion privileges or similar rights. At January 31, 2015, we had 12,350,715 issued and outstanding shares of common stock and no preferred stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)		Percent of Class
Directors and Officers:
Jeff A. Hawthorne	150,000	(2)	1.2%
Robert A. Rusenko	66,667	(3)	0.5%
Robert J. Petcavich	319,001	(4)	2.5%
Daniel K. Van Ostrand (former Senior Vice President)	153,334	(5)	1.2%
Jeffrey W. Tomz	174,617	(6)	1.4%
Bernard T. Marren	209,446	(7)	1.7%
Carl J. Yankowski	92,801	(8)	0.7%
Bruce I. Berkoff	42,134	(9)	0.3%
Ross A. Young	50,134	(10)	0.4%
William Wayne Patterson	43,967	(11)	0.4%
Anthony J. LeVecchio	37,527	(12)	0.3%
Malcolm J. Thompson	1,389	(13)	0.0%
All Directors and Executive Officers as a Group (12 persons)	1,341,017		10.6%
5% Stockholders:
none

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

(2)	Includes 150,000 shares of restricted stock that vests 1/3rd on April 14, 2015, 1/3rd on April 14, 2016 and 1/3rd on April 14, 2017. The restricted stock may not be sold or transferred until vested.

(3)
Includes 50,000 shares of restricted stock that vests 1/3rd on April 14, 2015, 1/3rd on April 14, 2016 and 1/3rd on April 14, 2017.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 16,667 shares of common stock exercisable within 60 days from January 31, 2015.

(4)
Includes 12,000 shares of restricted stock that vests 50% on March 1, 2015 and 50% on March 1, 2016.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 275,001 shares of common stock exercisable within 60 days from January 31, 2015.

(5)	Includes options to purchase 153,334 shares of common stock exercisable within 60 days from January 31, 2015.

(6)
Includes 9,000 shares of restricted stock that vests 50% on March 1, 2015 and 50% on March 1, 2016.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 157,003 shares of common stock exercisable within 60 days from January 31, 2015.

(7)
Includes 3,600 shares of restricted stock that vests 50% on March 1, 2015 and 50% on March 1, 2016.  Includes 5,400 shares of restricted stock that vests 1/3rd on April 14, 2015, 1/3rd on April 14, 2016 and 1/3rd on April 14, 2017.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 101,667 shares of common stock exercisable within 60 days from January 31, 2015.

(8)
Includes 3,600 shares of restricted stock that vests 50% on March 1, 2015 and 50% on March 1, 2016.  Includes 5,400 shares of restricted stock that vests 1/3rd on April 14, 2015, 1/3rd on April 14, 2016 and 1/3rd on April 14, 2017.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 76,001 shares of common stock exercisable within 60 days from January 31, 2015.

(9)
Includes 3,600 shares of restricted stock that vests 50% on March 1, 2015 and 50% on March 1, 2016.  Includes 5,400 shares of restricted stock that vests 1/3rd on April 14, 2015, 1/3rd on April 14, 2016 and 1/3rd on April 14, 2017.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 25,334 shares of common stock exercisable within 60 days from January 31, 2015.

(10)
Includes 3,600 shares of restricted stock that vests 50% on March 1, 2015 and 50% on March 1, 2016.  Includes 5,400 shares of restricted stock that vests 1/3rd on April 14, 2015, 1/3rd on April 14, 2016 and 1/3rd on April 14, 2017.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 37,334 shares of common stock exercisable within 60 days from January 31, 2015.

(11)
Includes 3,600 shares of restricted stock that vests 50% on March 1, 2015 and 50% on March 1, 2016.  Includes 5,400 shares of restricted stock that vests 1/3rd on April 14, 2015, 1/3rd on April 14, 2016 and 1/3rd on April 14, 2017.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 26,667 shares of common stock exercisable within 60 days from January 31, 2015.

(12)
Includes 3,600 shares of restricted stock that vests 50% on March 1, 2015 and 50% on March 1, 2016.  Includes 5,400 shares of restricted stock that vests 1/3rd on April 14, 2015, 1/3rd on April 14, 2016 and 1/3rd on April 14, 2017.  The restricted stock may not be sold or transferred until vested.  Includes options to purchase 18,667 shares of common stock exercisable within 60 days from January 31, 2015.

(13)	Includes options to purchase 1,389 shares of common stock exercisable within 60 days from January 31, 2015.

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

Director Independence

Our common stock is currently listed on The NASDAQ Capital Market under the symbol “UNXL,” and therefore, our determination of the independence of directors is made using the definition of “independent” contained in the listing standards of The NASDAQ Capital Market.  On the basis of information solicited from each director, the board has determined that each of Mr. Marren, Mr. Yankowski, Mr. Berkoff, Mr. Young, Mr. Patterson, Mr. LeVecchio and Dr. Thompson has no material relationship with the Company and is independent within the meaning of such rules.   Our audit committee consists of Mr. Yankowski (Chairman), Mr. LeVecchio and Mr. Patterson; our compensation committee consists of Mr. Marren (Chairman); Mr. Young and Mr. Berkoff; and our nomination and governance committee consists of Mr. Berkoff (Chairman), Mr. Young and Dr. Thompson, each of whom the board has determined has no material relationship with the company and is independent, as provided above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by PMB Helin Donovan, LLP (“PMBHD”) for professional services rendered for the audit of our annual consolidated financial statements during the fiscal year ended December 31, 2014, and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for that fiscal year were $165,880.   The aggregate fees billed by PMB Helin Donovan, LLP (“PMBHD”) for professional services rendered for the audit of our annual consolidated financial statements during the fiscal year ended December 31, 2013, and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for that fiscal year were $110,355.  These fees include fees billed for professional services rendered by PMBHD for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Related Fees

PMBHD did not bill us for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended December 31, 2014 or 2013 that are not included under Audit Fees above.

Tax Fees

PMBHD billed $7,400 and $7,060 for the fiscal years ended December 31, 2014 and 2013, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

PMBHD did not perform any services for us or charge any fees other than the services described above for either the fiscal year ended December 31, 2014 or 2013.

Pre-approval Policies and Procedures

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2014, 2013 and 2012.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Uni-Pixel, Inc. (6)
3.2	Form of Certificate of Amendment to Amended and Restated Certificate of Incorporation of Uni-Pixel, Inc. (6)
3.3	Amended and Restated Bylaws of Uni-Pixel, Inc. (1)
4.1	Form of common stock certificate (3)
10.1	Office Lease Agreement for Synergy North By and Between First Metro Limited Partnership (“Landlord”) and Uni-Pixel Displays, Inc. (“Tenant”) (1)
10.2	Employee Intellectual Property Assignment and Nondisclosure Agreement (1) (2)
10.3	Uni-Pixel, Inc. 2005 Stock Incentive Plan (1) (2)
10.4	Uni-Pixel, Inc. 2005 Stock Incentive Plan — Notice of Stock Option Award (1) (2)
10.5
Agreement and Plan of Merger and Reorganization Among Real-Estateforlease.com, Inc., Uni-Pixel Merger Sub, Inc., Gemini V, Inc., Uni-Pixel Displays, Inc. and those Stockholders of Real-Estateforlease.com, Inc. Listed on Exhibit “A” as “Company Stockholders” (1)

10.6	Uni-Pixel, Inc. 2007 Stock Incentive Plan (4) (2)
10.7	Uni-Pixel, Inc. 2010 Stock Incentive Plan (5) (2)
10.8	Form of Warrant to be granted to MDB Capital Group LLC (6)
10.9	Uni-Pixel, Inc. 2011 Stock Incentive Plan (7) (2)
10.10	Preferred Price and Capacity License Agreement (including Statement of Work No. 1, as amended) dated November 20, 2012 (8) (10) (11)
10.11	Capacity License Agreement dated March 21, 2013 (8) (10) (11)
10.12	Manufacturing Facility Preparation and Supply Agreement dated April 15, 2013 (8) (10) (11)
10.13	Amended Capacity License Agreement dated April 21, 2014 (9) (10)
14	Code of Ethics (9)
21	Subsidiaries (3)
31.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)
32.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)
101
The following financial information from this Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text and in detail (9)

(1)	Previously filed as an exhibit to the Company’s Form 10-SB, filed on February 18, 2005, and incorporated by reference hereto.
(2)	Management contract or compensation plan or arrangement.
(3)	Previously filed as an exhibit to the Company’ Form 10-KSB, filed on March 28, 2006, and incorporated by reference hereto.
(4)	Previously filed as an exhibit to the Company’s Form 8-K, filed on September 20, 2007, and incorporated by reference hereto.
(5)	Previously filed as an exhibit to the Company’s Form S-8, filed on June 4, 2010, and incorporated by reference hereto.
(6)	Previously filed as an exhibit to the Company’s Form S-1, Amendment #3, filed on December 1, 2010, and incorporated by reference hereto.
(7)	Previously filed as an exhibit to the Company’s Form S-8, filed on September 15, 2011, and incorporated by reference hereto.
(8)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Form 10-K, filed on January 27, 2015, and incorporated by reference hereto.
(9)	Filed herewith.
(10)
The Company continues to believe that no law, rule or regulation requires the filing of this agreement, but the Company is filing the agreement at the direction of the Securities and Exchange Commission.

(11)
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

UNI-PIXEL, INC.

Date: February 26, 2015	By:	/s/JEFF HAWTHORNE
Jeff A. Hawthorne
Chief Executive Officer

Date: February 26, 2015	By:	/s/ JEFFREY W. TOMZ
Jeffrey W. Tomz
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff A. Hawthorne	Chief Executive Officer (Principal Executive Officer), President and Director	February 26, 2015
Jeff A. Hawthorne

/s/Robert A. Rusenko	Chief Operating Officer	February 26, 2015
Robert A. Rusenko

/s/Robert J. Petcavich	Senior Vice President and Chief Technology Officer	February 26, 2015
Robert J. Petcavich

/s/Jeffrey W. Tomz	Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary	February 26, 2015
Jeffrey W. Tomz

/s/Bernard T. Marren	Chairman of the Board of Directors	February 26, 2015
Bernard T. Marren

/s/Carl J. Yankowski	Director	February 26, 2015
Carl J. Yankowski

/s/Bruce I Berkoff	Director	February 26, 2015
Bruce I. Berkoff

/s/Ross A. Young	Director	February 26, 2015
Ross A. Young

/s/William Wayne Patterson	Director	February 26, 2015
William Wayne Patterson

/s/Anthony J. LeVecchio	Director	February 26, 2015
Anthony J. LeVecchio

/s/Malcolm J. Thompson	Director	February 26, 2015
Malcolm J. Thompson

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF UNI-PIXEL, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Uni-Pixel, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

b)    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

c)    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Jeff A. Hawthorne
Jeff A. Hawthorne
CEO and President

/s/ Jeffrey W. Tomz
Jeffrey W. Tomz
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Uni-Pixel, Inc.

We have audited the accompanying consolidated balance sheets of Uni-Pixel, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the each of the years in the three-year period ended December 31, 2014.  We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uni-Pixel, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, Uni-Pixel, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

February 26, 2015
Houston, Texas

Uni-Pixel, Inc.
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

ASSETS
Current assets
Cash and cash equivalents	$23,663,494	$39,369,574
Account receivable, net	—	11,409
Prepaid expenses	122,500	—

Total current assets	23,785,994	39,380,983

Property and equipment, net of accumulated depreciation of $10,867,375 and $4,769,453, at December 31, 2014 and 2013, respectively	11,108,825	15,893,435
Restricted cash	17,439	17,439

Total assets	$34,912,258	$55,291,857

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$280,918	$1,053,748
Settlement of class action and derivative lawsuits	2,275,000	—
Deferred revenue	5,000,000	5,000,000

Total current liabilities	7,555,918	6,053,748

Total liabilities	7,555,918	6,053,748

Commitments and contingencies (Note 5)	—	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 12,350,715 shares and 12,244,714 shares issued and outstanding at December 31, 2014 and 2013, respectively	12,351	12,245
Additional paid-in capital	139,512,274	135,720,308
Accumulated deficit	(112,168,285)	(86,494,444)

Total shareholders’ equity	27,356,340	49,238,109

Total liabilities and shareholders’ equity	$34,912,258	$55,291,857

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013	2012

Revenue	$—	$5,081,574	$76,154

Cost of revenues	—	9,005	26,292

Gross margin	—	5,072,569	49,862

Selling, general and administrative expenses	11,754,603	9,888,535	3,961,667
Research and development	11,660,728	10,384,350	5,112,855

Operating loss	(23,415,331)	(15,200,316)	(9,024,660)

Other income (expense)
Settlement of class action and derivative lawsuits	(2,275,000)	—	—
Interest income, net	16,490	19,422	6,852

Net loss	$(25,673,841)	$(15,180,894)	$(9,017,808)

Per share information
Net loss - basic	$(2.08)	$(1.32)	$(1.11)
Net loss - diluted	(2.08)	(1.32)	(1.11)

Weighted average number of basic common shares outstanding	12,331,322	11,512,996	8,150,890
Weighted average number of diluted common shares outstanding	12,331,322	11,512,996	8,150,890

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.
Consolidated Statements of Shareholders’ Equity

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2011	7,142,307	$7,142	$70,589,438	$(62,295,742)	$8,300,838
Stock compensation expense	—	—	2,482,911	—	2,482,911
Exercise of warrants	157,709	157	87,350	—	87,507
Exercise of stock options	1,667	2	12,501	—	12,503
Issuance of restricted stock	32,000	32	228,128	—	228,160
Issuance of common stock, net of issuance costs	2,520,585	2,521	12,269,474	—	12,271,995
Net loss	—	—	—	(9,017,808)	(9,017,808)
Balance, December 31, 2012	9,854,268	$9,854	$85,669,802	$(71,313,550)	$14,366,106
Stock compensation expense	—	—	3,406,193	—	3,406,193
Exercise of warrants	454,729	455	187,528	—	187,983
Exercise of stock options	523,467	524	3,513,796	—	3,514,320
Issuance of restricted stock	38,000	38	1,724,470	—	1,724,508
Issuance of common stock, net of issuance costs	1,374,250	1,374	41,218,519	—	41,219,893
Net loss	—	—	—	(15,180,894)	(15,180,894)
Balance, December 31, 2013	12,244,714	$12,245	$135,720,308	$(86,494,444)	$49,238,109
Stock compensation expense	—	—	2,419,139	—	2,419,139
Exercise of warrants	64,699	64	(64)	—	—
Exercise of stock options	5,668	6	41,634	—	41,640
Issuance of restricted stock	35,634	36	1,331,257	—	1,331,293
Net loss	—	—	—	(25,673,841)	(25,673,841)
Balance, December 31, 2014	12,350,715	$12,351	$139,512,274	$(112,168,285)	$27,356,340

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(25,673,841)	$(15,180,894)	$(9,017,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,097,922	2,237,536	554,675
Restricted stock issuance	1,331,293	1,724,508	228,160
Stock compensation expense	2,419,139	3,406,193	2,482,911
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	11,409	(11,409)	4,550
(Increase) decrease in prepaid expenses	(122,500)	160,320	(160,320)
Increase (decrease) in accounts payable	(772,830)	705,065	261,215
Increase in settlement of class action and derivative lawsuits	2,275,000
Increase in deferred revenue	—	5,000,000	—
Net cash used in operating activities	(14,434,408)	(1,958,681)	(5,646,617)

Cash flows from investing activities
Purchase of property and equipment	(1,313,312)	(16,594,313)	(941,679)
Net cash used in investing activities	(1,313,312)	(16,594,313)	(941,679)

Cash flows from financing activities
Proceeds from exercise of warrants, net	—	187,982	87,507
Proceeds from exercise of stock options, net	41,640	3,514,321	12,503
Proceeds from the issuance of common stock, net	—	41,219,893	12,271,995
Net cash provided by financing activities	41,640	44,922,196	12,372,005

Net increase (decrease) in cash and cash equivalents	(15,706,080)	26,369,202	5,783,709
Cash and cash equivalents, beginning of period	39,369,574	13,000,372	7,216,663
Cash and cash equivalents, end of period	$23,663,494	$39,369,574	$13,000,372

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Supplemental disclosures of non-cash financing information:
Issuance of 64,699 shares of common stock in exchange for the cashless exercise of warrants to purchase 126,433 shares of common stock for the year ended December 31, 2014. Issuance of 421,107 shares of common stock in exchange for the cashless exercise of warrants to purchase 535,661 shares of common stock for the year ended December 31, 2013. Issuance of 143,333 shares of common stock in exchange for the cashless exercise of warrants to purchase 286,329 shares of common stock for the year ended December 31, 2012.	$323,486	$2,258,560	$898,265

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

We are a pre-production stage company developing our Performance Engineered Film™ (PEF) products for the display, touch screen and flexible electronics market segments.  We recently rebranded our PEF production process as Copperhead™.  We have also recently rebranded the touch sensors made with the Copperhead™ process as InTouch™ sensors.

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

In addition to the flexible electronic films described above, we are developing a hard coat resin that can be applied using film, spray or inkjet coating methods for applications as protective cover films, a cover lens replacement or a conformal hard coat for plastic components. We plan to sell our hard coat resin and optical films under the Diamond Guard™ brand.

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

As of December 31, 2014, Uni-Pixel had accumulated a total deficit of $112.2 million from operations in pursuit of these objectives.

Since our inception, we have been primarily engaged in developing our initial product technologies, recruiting personnel, commencing our operations and obtaining sufficient capital to meet our working capital needs. In the course of our development activities, we have sustained losses through December 31, 2014. We will finance our operations primarily through our existing cash and possible future financing transactions.

As of December 31, 2014, we had cash and cash equivalents of $23.7 million.  We believe that our existing capital resources are adequate to finance our operations until at least December 31, 2015 based on our current long-term business plan.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional capital through offerings of our debt and equity securities to meet our business objectives.

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

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 at December 31, 2014 and December 31, 2013.  The amounts held in these banks did exceed the insured limit of $250,000 as of December 31, 2014 and December 31, 2013.   We have not incurred losses related to these deposits.

Restricted cash

As of December 31, 2014 and December 31, 2013, we had restricted cash of $17,439. This amount secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas as of both December 31, 2014 and December 31, 2013.  The restricted cash is reflected in a long-term classification based on its anticipated liquidation.

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions.  If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly.  Receivable balances deemed uncollectible are written off against the allowance.  We have $0 and $11,409 accounts receivable balances at December 31, 2014 and 2013, respectively, none of which was reserved as uncollectible.

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

Revenue on certain fixed price contracts where we provide research and development services are recognized over the contract term based on achievement of milestones.  When the contracts provide for milestone or other interim payments, the Company will recognize revenue under the milestone method.  Contracts with Dell, Inc. (“Dell”) and Intel Corporation (“Intel”) entered into during 2012 and 2013, respectively, are being accounted for under the milestone method.  The milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive.  That conclusion is determined based upon a thorough review of each contract and the Company’s deliverables committed to in each contract.  For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payments is commensurate with the effort required to achieve such milestone or the value of the delivered item.  The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract.  For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones.

In December 2012, the Company and Dell entered into a touch sensor Preferred Price and Capacity License Agreement and entered into Statement of Work Number One (collectively, the “Original Agreement”) to manufacture specified touch sensors.  Statement of Work Number One had three phases and three milestones.  The three phases were as follows:

•	Phase 1 – The parties were to engage with designated manufacturers to design product solutions based on the Company’s technology
•	Phase 2 - The Company was to deliver production-quality samples of products based on Dell’s specifications for specific products
•	Phase 3 – The Company was to deliver to the designated manufacturers production-level volumes in calendar year 2013

The three milestones were as follows:

•	Milestone 1 – Execution of contract (non-substantive) and completion of new plating manufacturing facility per specifications on or about April 30, 2013 (substantive) - $5 million
•	Milestone 2 – Deliver production quality metal mesh sensors on or around July 31, 2013 (substantive) - $5 million
•	Milestone 3 – Production purchase order at production level volumes to be delivered in calendar year 2013 (non-substantive) - $5 million

During 2013, we recognized $5.0 million of revenue from Dell as non-recurring engineering revenue under the milestone method for completion of Milestone 1. Because this was a one-time payment, the Company does not believe that the loss of this customer would have a material adverse effect on the Company’s business.

Effective February 25, 2014, the Company and Dell entered into Amendment No. 1 to Statement of Work No. 1 (the “Amendment”).  The Amendment affirmed that the parties had agreed not to proceed with Phase 2 and Phase 3 as described in the Original Agreement and agreed that, as a result, no further payments were due to the Company.  The Amendment also revised the Milestone 2 due date from July 31, 2013 to June 30, 2014 and terminated the exclusivity option relating to notebook computers, which required the Company to exclusively make and sell touch sensor film to Dell for notebook computer or hybrid devices that were launched in calendar year 2013. The exclusivity waiver allows the Company the opportunity to sell its touch sensors for use in competing notebook applications.  The preferred pricing and capacity aspects of the Original Agreement remained unchanged.  The Company continues to work closely with Dell in product design and development.

In April 2013, we entered into an agreement with Intel (the “Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below.  The Agreement required us to purchase certain equipment, which we purchased in 2013 and which we consider not a substantive milestone.   The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014, which we consider a substantive milestone.  We received $5 million in May 2013, which is non-refundable and is recorded as deferred revenue in the accompanying consolidated balance sheet at December 31, 2013 and 2014.  Upon achieving the deliverables of the Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch™ Sensors made directly to Intel or to those of Intel’s manufacturing partners that use Intel’s Preferred Price and Capacity License Agreement (“Designated Customers”).  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to Intel to make them whole on any remaining amounts due under the commission cap of $18.5 million.

In April 2014, we entered into the First Amendment to the Capacity License Agreement with Intel (the “Amended Agreement”).  The Amended Agreement modified the original Agreement terms as follows: 1) the inability of the Company to reach, by April 2014, the minimum production capability and the required quality standards specified in the Agreement will no longer constitute a material breach to the Agreement; 2) the total amount of cash proceeds to be received was reduced from $10 million to $5 million, which included the $5 million we received in May 2013; 3) the cap on the commission amount was reduced from $18.5 million to $6.25 million; 4) the term “commission” is defined as 10% of gross revenue from the sale of all sensors sold by the Company, which includes sales of sensors to all customers including, but not limited to, Intel and its Designated Customers; 5) if the Company becomes the subject of any proceeding under any bankruptcy, insolvency or liquidation law, the Company will assign all title and ownership to certain designated equipment (the “Equipment”) to Intel; and 6) if the Company materially breaches the Amended Agreement, which breach is not cured within 30 days after receipt of notice from Intel, the Company may choose to either (A) pre-pay the cap on the commission to Intel (less the total of all previously paid commissions) or (B) assign all title and ownership to the Equipment to Intel.  The only remaining milestone of the Amended Agreement is the capability to produce at least 1 million sensors units per month.

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

Total compensation expense recognized for options was approximately $2.4 million, $3.4 million and $2.5 million for the twelve months ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

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

The Company has losses carried forward for income tax purposes to December 31, 2014. There are no current or deferred tax expenses for the twelve month periods ended December 31, 2014, 2013 and 2012 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. Accordingly, no benefit has been recognized on the net loss as the realization of the net operating loss carryforward cannot be assured.

The Company regularly assesses uncertain tax positions in each of the tax jurisdictions in which it has operations and accounts for the related financial statement implications. Unrecognized tax benefits are reported using the two-step approach under which tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement of the tax position. Determining the appropriate level of unrecognized tax benefits requires the Company to exercise judgment regarding the uncertain application of tax law. The amount of unrecognized tax benefits is adjusted when information becomes available or when an event occurs indicating a change is appropriate. Future changes in unrecognized tax benefits requirements could have a material impact on the results of operations.  The Company evaluated its tax positions and determined that there were no uncertain tax positions for the years ended December 31, 2014, 2013 and 2012.

The Company files U.S. federal and U.S. state tax returns.  The Company is generally no longer subject to tax examinations relating to federal and state tax returns for years prior to 2011.

The Company is subject to Texas franchise tax, which is based on taxable margin, rather than being based on federal taxable income.  For the years ended December 31, 2014 and 2013, the Company has no Texas margin tax obligation.

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

At December 31, 2014, options and warrants to purchase 2,351,803 shares of common stock at exercise prices ranging from $5.00 to $38.70 per share were outstanding, but were not included in the computation of diluted loss per share as their effect would be antidilutive.

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

Note 3 – Property and Equipment

A summary of the components of property and equipment at December 31:

	Estimated Useful Lives	2014	2013
Research and development equipment	3 to 5 years	$21,276,369	$19,277,573
Leasehold improvements	5 years	385,323	385,323
Computer equipment	5 years	97,740	97,740
Office equipment	3 to 5 years	95,144	95,144
Construction-in-progress		121,624	807,108
		21,976,200	20,662,888
Accumulated depreciation		(10,867,375)	(4,769,453)
Property and equipment, net		$11,108,825	$15,893,435

Depreciation and amortization expense of property and equipment for the years ended December 31, 2014, 2013 and 2012 was $6.1 million, $2.2 million and $0.6 million, respectively.

Note 4 – Income Taxes

The Company has a cumulative net operating loss for tax purposes of approximately $93.7 million, $64.3 million and $54.2 million at December 31, 2014, 2013 and 2012, respectively. The Company has a potential deferred tax asset of approximately $31.8 million as a result of this net operating loss carry forward at December 31, 2014. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets. The valuation allowance increased by approximately $6.7 million, $6.7 million and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31:

	2014	2013	2012
Income tax expense (benefit) computed at statutory rates	$6,680,000	$6,738,000	$2,214,000
Increase in valuation allowance	(6,680,000)	(6,738,000)	(2,214,000)
Other	-	-	-
Tax provision for income taxes	$-	$-	$-

The Company’s deferred tax assets consist of the following (in thousands) as of December 31:

	2014	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$31,847,000	$25,166,000	$18,428,000
Valuation allowance	(31,847,000)	(25,166,000)	(18,428,000)
Net deferred tax assets	$-	$-	$-

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

Note 5 – Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities for approximately 13,079 square feet at 8708 Technology Forest Pl., Ste. 100, The Woodlands, Texas 77381 under a third party non-cancelable operating lease through April 30, 2016.  Further, the Company has also entered into a lease for office, warehouse and laboratory facilities for approximately 7,186 square feet at 3400 Research Forest Drive, Suite B2, The Woodlands, Texas 77381 under a third party non-cancelable operating lease through May 31, 2016. Future minimum lease commitments as of December 31, 2014 are as follows:

Year Ending December 31
2015	$345,528
2016	133,184
2017	--
2018	--
2019	--
Thereafter	--
Total	$478,712

The lease for 8708 Technology Forest Pl., Ste. 100, The Woodlands, Texas 77381 provides the Company with a right to extend the lease term for two additional five year terms or one term of ten years, at the Company’s option.

Rent expense for 2014, 2013 and 2012 was $361,000, $286,000 and $204,000, respectively.

Royalty Obligation to Intel Corporation

In April 2013, we entered into an agreement with Intel (the “Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below.  The Agreement required us to purchase certain equipment, which we purchased in 2013 and which we consider not a substantive milestone.   The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014, which we consider a substantive milestone.  We received $5 million in May 2013, which is non-refundable and is recorded as deferred revenue in the accompanying consolidated balance sheet at December 31, 2013 and 2014.  Upon achieving the deliverables of the Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch™ Sensors made directly to Intel or to those of Intel’s manufacturing partners that use Intel’s Preferred Price and Capacity License Agreement (“Designated Customers”).  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to Intel to make them whole on any remaining amounts due under the commission cap of $18.5 million.

In April 2014, we entered into the First Amendment to the Capacity License Agreement with Intel (the “Amended Agreement”).  The Amended Agreement modified the original Agreement terms as follows: 1) the inability of the Company to reach, by April 2014, the minimum production capability and the required quality standards specified in the Agreement will no longer constitute a material breach to the Agreement; 2) the total amount of cash proceeds to be received was reduced from $10 million to $5 million, which included the $5 million we received in May 2013; 3) the cap on the commission amount was reduced from $18.5 million to $6.25 million; 4) the term “commission” is defined as 10% of gross revenue from the sale of all sensors sold by the Company, which includes sales of sensors to all customers including, but not limited to, Intel and its Designated Customers; 5) if the Company becomes the subject of any proceeding under any bankruptcy, insolvency or liquidation law, the Company will assign all title and ownership to certain designated equipment (the “Equipment”) to Intel; and 6) if the Company materially breaches the Amended Agreement, which breach is not cured within 30 days after receipt of notice from Intel, the Company may choose to either (A) pre-pay the cap on the commission to Intel (less the total of all previously paid commissions) or (B) assign all title and ownership to the Equipment to Intel.  The only remaining milestone of the Amended Agreement is the capability to produce at least 1 million sensors units per month.

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

Potential Settlement

In November 2014, we entered memorandums of understanding to settle the following previously disclosed lawsuits: a) the securities class action lawsuit pending in the U.S. District Court for the Southern District of Texas, captioned Fitzpatrick, Charles J. v. Uni-Pixel, Inc., et. al. (Cause No. 4:13-cv-01649); and b) the consolidated shareholder derivative lawsuit pending in the District Court of Harris County, Texas, captioned In re Uni-Pixel, Inc., Shareholder Derivative Litigation (Cause No. 2014-08251). If completed, the class action settlement would result in a payment of $2.35 million in cash to the settlement class, inclusive of fees and expenses. In addition, Uni-Pixel would issue $2.15 million in common stock to the settlement class with a range of shares of common stock between 358,333 shares and 430,000 shares, calculated by using the trailing 5 day average stock price from the date of court approval of settlement. The proposed consolidated derivative settlement would result in a payment of $150,000 in cash, the issuance of $125,000 of Uni-Pixel common stock with a range of shares of common stock between 20,833 shares and 25,000 shares, calculated by using the trailing 5 day average stock price from the date of court approval of settlement, and certain governance improvements. The common stock portions of both potential settlements, totaling, $2,275,000 is included in Other Expense and in current liabilities (Settlement of Class Action and Derivative Lawsuits) on the accompanying consolidated financial statements.  The Company anticipates the Settlement of Class Action and Derivative Lawsuits liability will be reclassified to Additional Paid In Capital and Common Stock upon the issuance of common stock in connection with the final settlement anticipated to be in May 2015.  The Company anticipates that the cash payment portions of both settlements, totaling $2.5 million, will be paid from insurance proceeds, and no amounts have been recorded in the financial statements.  The Company cannot provide any assurance that the potential settlements will ultimately be finalized or approved.

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

Employment agreements

As of December 31, 2014, the Company does not have any employment agreements outstanding, other than the arrangement with Mr. Jeff Hawthorne, Chief Executive Officer and President of the Company.  Mr. Hawthorne is an “at-will” employee, meaning that Mr. Hawthorne’s employment can be terminated by the Company or by him, at any time and for any reason.   The Company has agreed that, if his employment is terminated as a result of a Change of Control, Mr. Hawthorne will receive a severance payment consisting of 2 times his annual base salary and all unvested options and restricted shares of stock shall become vested immediately.

Note 6 -   Equity, Stock Plan and Warrants

Common Stock

During the year ended December 31, 2014, the Company (1) issued 5,668 shares of common stock for cash in connection with the exercise of stock options; (2) issued 64,699 shares of common stock as a result of the cashless exercise of warrants; and (3) issued 35,634 shares of common stock to various directors and officers in connection with the vesting of restricted stock awards.

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

Restricted Stock

Total compensation expense recognized for restricted stock was approximately $1.3 million, $1.7 million and $0.2 million for the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.  The Company has recorded approximately $0.8 million of restricted stock expense in selling, general and administrative expenses and approximately $0.5 million in research and development expense for the fiscal year ended December 31, 2014, approximately $1.2 million of restricted stock expense in selling, general and administrative expenses and approximately $0.5 million in research and development expense for the fiscal year ended December 31, 2013 and approximately $0.2 million of restricted stock expense in selling, general and administrative expenses and approximately $0.0 million in research and development expense for the fiscal year ended December 31, 2012.

During the year ended December 31, 2014:
•
On April 14, 2014, the Company issued 232,400 shares of restricted stock to various directors and officers.  On the date of grant, these 232,400 shares of restricted stock were valued at $1,975,400.   The 232,400 shares of restricted stock vest 1/3rd on April 14, 2015, 1/3rd on April 14, 2016 and 1/3rd on April 14, 2017.

•
On September 8, 2014, the Company issued 6,250 shares of restricted stock to an employee.  On the date of grant, these 6,250 shares of restricted stock were valued at $46,313.  The 6,250 shares of restricted stock vest 100% on March 1, 2015.

During the year ended December 31, 2013:
•
On January 15, 2013, the Company issued 38,000 shares of restricted stock to various directors and officers.  On the date of grant, these 38,000 shares of restricted stock were valued at $621,300.   The 38,000 shares of restricted stock vested 100% on August 16, 2013.

•
On April 26, 2013, the Company issued 106,900 shares of restricted stock to various directors and officers.  On the date of grant, these 106,900 shares of restricted stock were valued at $4,137,030.   The 106,900 shares of restricted stock vest 1/3rd on March 1, 2014, 1/3rd on March 1, 2015 and 1/3rd on March 1, 2015.

•
On April 26, 2013, the Company issued 74,500 shares of restricted stock to various officers.  On the date of grant, these 74,500 shares of restricted stock were valued at $2,883,150.  The 74,500 shares of restricted stock vest 100% if certain performance criteria were met.  All 74,500 shares of restricted stock were forfeited as of December 31, 2013 as certain performance criteria were not met.

During the year ended December 31, 2012:
•
On November 27, 2012, the Company issued 32,000 shares of restricted stock to various directors and officers.  On the date of grant, these 32,000 shares of restricted stock were valued at $228,160.   The 32,000 shares of restricted stock vested 100% on November 27, 2012.

At December 31, 2014, there was $2.5 million of total unrecognized compensation cost related to non-vested shares of restricted stock which is expected to be recognized over a weighted-average period of 1.05 years.  There were 35,634 shares of restricted stock, net that became vested during the twelve months ended December 31, 2014.

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

Our Stock Incentive Plans are administered by our Board of Directors, which has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.  As of December 31, 2014, there were 197,222 shares available for issuance under the Stock Incentive Plans.

Total compensation expense recognized for options was approximately $2.4 million, $3.4 million and $2.5 million for the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.  The Company has recorded approximately $0.8 million of stock compensation expense in selling, general and administrative expenses and approximately $1.6 million in research and development expense for the fiscal year ended December 31, 2014, approximately $1.5 million of stock compensation expense in selling, general and administrative expenses and approximately $1.9 million in research and development expense for the fiscal year ended December 31, 2013 and approximately $1.3 million of stock compensation expense in selling, general and administrative expenses and approximately $1.2 million in research and development expense for the fiscal year ended December 31, 2012.

The following table provides information about shares of common stock that may be issued upon the exercise of options under the Stock Incentive Plans as of December 31, 2014.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,993,343	$10.09	197,222

Equity compensation plans not approved by stockholders (1)	68,001	7.50	—

Total	2,061,344	$10.00	197,222

(1)	During 2006 and 2007, we granted a total of 86,668 stock options to board members. As of December 31, 2014, 68,001 stock options remain outstanding.

Summary Stock Option and Warrant Information

Information regarding the options and warrants granted in 2014, 2013 and 2012 is as follows:

	Options Year Ended December 31,			Warrants Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Outstanding, beginning of year	$2,015,380	$2,254,514	$2,154,217	$480,533	$1,049,816	$1,350,521
Granted	193,667	311,000	199,000	—	—	—
Exercised	5,668	523,467	1,667	126,433	569,283	300,705
Expired or cancelled	142,035	26,667	97,036	63,641	—	—

Outstanding and expected to vest, end of year	2,061,344	2,015,380	2,254,514	290,459	480,533	1,049,816

Exercisable, end of year	1,712,913	1,330,260	1,306,531	290,459	480,533	1,049,816

Available for grant, end of year	197,222	458,838	88,071

The intrinsic value of outstanding, and expected, stock options as of December 31, 2014 is approximately $0.0 million.

The weighted average option and warrant exercise price information for 2014, 2013 and 2012 is as follows:

	Options Year Ended December 31,			Warrants Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Outstanding, beginning of year	$10.48	$7.08	$7.56	$7.41	$6.41	$6.37
Granted during the year	$8.08	$29.04	$6.69	$—	$—	$—
Exercised during the year	$7.35	$7.05	$7.50	$5.00	$5.51	$6.27
Expired or cancelled during the year	$14.38	$6.11	$16.99	$20.70	$—	$—
Outstanding and expected to vest at end of year	$10.00	$10.48	$7.08	$5.55	$7.41	$6.41
Exercisable at end of year	$8.39	$7.16	$7.18	$5.55	$7.41	$6.41

The fair values of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Expected life (years)	5 years	5 years	5 years
Interest rate	1.59 to 1.74%	0.68 to 1.71%	0.63 to 0.90%
Dividend yield	—	—	—
Volatility	129.58 to 138.73%	57.26 to 132.25%	63.63%
Forfeiture rate	—	—	—
Weighted average fair value per share of options granted	$7.02	$18.80	$3.44

At December 31, 2014, there was $3.3 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.98 years.  There were 0.4 million options, net, that became vested during the twelve months ended December 31, 2014.

Significant option and warrant groups outstanding at December 31, 2014 and related weighted average exercise price and life information is as follows:

Grant date	Options Outstanding and Expected to Vest	Warrants Outstanding and Expected to Vest	Exercisable	Weighted Exercise Price	Remaining Life (Years)
March 5, 2005	30,000	—	30,000	$7.50	0.17
May 23, 2006	54,667	—	54,667	$7.50	1.58
March 16, 2007	13,334	—	13,334	$7.50	2.21
September 13, 2007	54,000	—	54,000	$7.50	1.00
September 13, 2007	4,000	—	4,000	$7.50	2.71
January 7, 2008	33,334	—	33,334	$7.50	3.02
April 18, 2008	13,500	—	13,500	$7.50	1.00
January 30, 2009	3,334	—	3,334	$7.50	4.08
June 10, 2009	—	15,796	15,796	$7.50	4.43
August 31, 2009	—	24,934	24,934	$7.50	4.43
October 2, 2009	—	205,000	205,000	$5.00	4.83
January 28, 2010	66,667	—	66,667	$7.50	4.00
January 28, 2010	151,670	—	151,670	$7.50	5.08
January 28, 2010	33,334	—	33,334	$7.50	0.21
January 28, 2010	33,334	—	33,334	$7.50	4.71
March 15, 2010	—	8,337	8,337	$7.50	5.00
April 5, 2010	—	930	930	$7.50	5.00
May 19, 2010	68,001	—	68,001	$7.50	5.62
December 15, 2010	—	35,462	35,462	$6.00	0.92
January 21, 2011	200,000	—	200,000	$6.93	4.00
January 21, 2011	120,000	—	120,000	$6.93	4.71
January 21, 2011	517,668	—	517,668	$6.93	6.08
March 14, 2011	27,500	—	27,500	$7.21	6.17
May 9, 2011	25,334	—	25,334	$7.50	6.33
September 8, 2011	25,000	—	25,000	$6.00	1.00
October 20, 2011	12,500	—	12,500	$6.00	0.21
January 9, 2012	25,000	—	25,000	$6.00	7.00
March 9, 2012	32,000	—	29,778	$6.00	7.17
June 18, 2012	12,500	—	10,208	$6.00	7.46
October 22, 2012	18,500	—	12,667	$6.00	7.79
November 27, 2012	33,000	—	33,000	$7.13	7.92
November 27, 2012	4,000	—	4,000	$7.13	0.21
December 3, 2012	14,000	—	9,416	$7.83	7.92
December 3, 2012	10,000	—	10,000	$7.83	0.25
January 23, 2013	8,000	—	2,667	$14.42	8.08
February 4, 2013	6,000	—	2,000	$13.83	8.08
March 4, 2013	3,000	—	1,000	$23.91	8.17
April 26, 2013	70,500	—	23,500	$38.70	8.33
April 26, 2013	10,000	—	10,000	$38.70	1.42
April 26, 2013	1,500	—	1,500	$38.70	0.21
April 26, 2013	1,500	—	1,500	$38.70	0.25
April 29, 2013	50,000	—	16,667	$36.20	8.33
May 6, 2013	15,000	—	5,000	$35.39	8.33
May 13, 2013	21,000	—	7,000	$34.13	8.38
June 24, 2013	9,000	—	3,000	$14.03	8.50
July 22, 2013	6,000	—	2,000	$14.05	8.58
August 25, 2013	3,000	—	1,000	$15.09	8.67
September 3, 2013	6,000	—	2,000	$19.15	8.67
September 9, 2013	3,000	—	1,000	$17.15	8.67
September 23, 2013	9,000	—	3,000	$15.37	8.75
September 30, 2013	9,000	—	3,000	$17.72	8.75
October 1, 2013	9,000	—	3,000	$18.82	8.75
October 2, 2013	6,000	—	2,000	$19.70	8.75
April 14, 2014	93,000	—	—	$8.50	9.29
April 14, 2014	5,000	—	—	$8.50	2.29
April 21, 2014	9,000	—	—	$6.98	9.29
July 1, 2014	15,000	—	—	$8.34	9.50
August 19, 2014	6,667	—	833	$8.15	9.63
September 8, 2014	50,000	—	—	$7.41	9.67
Total	2,061,344	290,459	2,003,372

As of December 31, 2014:
•	The weighted average exercise price of stock options outstanding, and expected to vest, is $10.00.
•	The weighted average remaining life in years of stock options outstanding, and expected to vest, is 5.54.
•	The weighted average exercise price of warrants outstanding, and expected to vest, is $5.55.
•	The weighted average remaining life in years of warrants outstanding, and expect to vest, is 4.30.

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

Note 8 – Employee Benefit Plan

401(k) Plan

Effective February 2007, the Company created an employee benefit plan available to all full-time employees under Section 401(k) of the Internal Revenue Code ("401(k) plan"). Employees may make contributions up to a specified percentage of their compensation, as defined. The Company is not obligated to make contributions under the 401(k) plan and did not make any matching employer contribution to the 401(k) Plan in 2014, 2013 or 2012.

Note 9 — Revenue and Credit Concentrations

During the twelve months ended December 31, 2014, 2013 and 2012, revenues by customers with more than 10% of revenue were as follows:

	Twelve months ended		Twelve months ended		Twelve months ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Amount	%	Amount	%	Amount	%
Company A	$-	0%	$5,000,000	98%	$-	0%
Company B	$-	0%	$-	0%	$67,140	88%
Total	$-	0%	$5,000,000	98%	$67,140	88%

As of December 31, 2014, 2013 and 2012, customers with more than 10% of accounts receivable balances were as follows:

	As of		As of		As of
	December 31, 2014		December 31, 2013		December 31, 2012
	Amount	%	Amount	%	Amount	%
Company C	$-	0%	$11,409	100%	$-	0%
Total	$-	0%	$11,409	100%	$-	0%

Note 10 – Subsequent Events

None

Note 11 – Quarterly Financial Data (Unaudited)

The Company’s unaudited quarterly financial data for 2014 and 2013 is summarized below.

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$-	$-	$-	$-
Gross margin	-	-	-	-
Operating loss	(6,192,750)	(6,070,417)	(5,622,526)	(5,529,638)
Net loss	(6,187,950)	(6,066,349)	(5,618,631)	(7,800,911)
Basic net loss per share	(0.50)	(0.49)	(0.45)	(0.63)
Diluted net loss per share	(0.50)	(0.49)	(0.45)	(0.63)

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$5,069,416	$749	$-	$11,409
Gross margin	5,066,380	364	-	5,825
Operating income (loss)	946,425	(4,700,716)	(5,305,249)	(6,140,776)
Net income (loss)	947,415	(4,695,235)	(5,298,415)	(6,134,659)
Basic net income (loss) per share	0.09	(0.40)	(0.44)	(0.50)
Diluted net income (loss) per share	0.07	(0.40)	(0.44)	(0.50)