Form 10-Q
period 2015-03-31
Uni-Pixel
filed 2015-05-11
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of April 30, 2015, the issuer had 12,489,065 shares of issued and outstanding common stock, par value $0.001 per share.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Uni-Pixel, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20,681,932	$23,663,494
Prepaid expenses	75,000	122,500

Total current assets	20,756,932	23,785,994

Property and equipment, net of accumulated depreciation of $12,433,638 and $10,867,375, at March 31, 2015 and December 31, 2014, respectively	9,591,303	11,108,825
Restricted cash	17,439	17,439

Total assets	$30,365,674	$34,912,258

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$415,554	$280,918
Settlement of class action and derivative lawsuits	2,275,000	2,275,000
Deferred revenue	5,000,000	5,000,000

Total current liabilities	7,690,554	7,555,918

Total liabilities	7,690,554	7,555,918

Commitments and contingencies (Note 3)	—	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 12,390,765 shares issued and outstanding at March 31, 2015 and 12,350,715 shares issued and outstanding at December 31, 2014	12,391	12,351
Additional paid-in capital	140,514,977	139,512,274
Accumulated deficit	(117,852,248)	(112,168,285)

Total shareholders’ equity	22,675,120	27,356,340

Total liabilities and shareholders’ equity	$30,365,674	$34,912,258

See accompanying notes to these unaudited condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue	$6,750	$--

Cost of revenues	6,813	--

Gross margin	(63)	--

Selling, general and administrative expenses	2,965,668	2,868,404
Research and development	2,722,649	3,324,346

Operating income (loss)	(5,688,380)	(6,192,750)

Other income
Interest income, net	4,417	4,800

Net income (loss)	$(5,683,963)	$(6,187,950)

Per share information
Net income (loss) - basic	$(0.46)	$(0.50)
Net income (loss) - diluted	(0.46)	(0.50)

Weighted average number of basic common shares outstanding	12,363,774	12,273,772
Weighted average number of diluted common shares outstanding	12,363,774	12,273,772

See accompanying notes to these unaudited condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock
	Number		Additional		Total
	of Shares	Amount	Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
Balance, December 31, 2013	12,244,714	$12,245	$135,720,308	$(86,494,444)	$49,238,109
Stock compensation expense	—	—	2,419,139	—	2,419,139
Exercise of warrants	64,699	64	(64)	—	—
Exercise of stock options	5,668	6	41,634	—	41,640
Issuance of restricted stock	35,634	36	1,331,257	—	1,331,293
Net loss	—	—	—	(25,673,841)	(25,673,841)
Balance, December 31, 2014	12,350,715	$12,351	$139,512,274	$(112,168,285)	$27,356,340
Stock compensation expense	—	—	540,986	—	540,986
Exercise of stock options	12,500	12	74,988	—	75,000
Issuance of restricted stock	27,550	28	386,729	—	386,757
Net loss	—	—	—	(5,683,963)	(5,683,963)
Balance, March 31, 2015 (unaudited)	12,390,765	$12,391	$140,514,977	$(117,852,248)	$22,675,120

See accompanying notes to these unaudited condensed consolidated financial statements

Uni-Pixel, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(5,683,963)	$(6,187,950)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,566,263	1,502,718
Restricted stock issuance	386,757	119,504
Stock compensation expense	540,986	680,599
Change in operating assets and liabilities:
Decrease in accounts receivable	—	11,409
Decrease in prepaid assets and other current assets	47,500	—
Increase (decrease) in accounts payable	134,636	(548,962)
Net cash used in operating activities	(3,007,821)	(4,422,682)

Cash flows from investing activities
Purchase of property and equipment	(48,741)	(610,672)
Net cash used in investing activities	(48,741)	(610,672)

Cash flows from financing activities
Proceeds from exercise of stock options, net	75,000	28,520
Net cash provided by financing activities	75,000	28,520

Net increase (decrease) in cash and cash equivalents	(2,981,562)	(5,004,834)
Cash and cash equivalents, beginning of period	23,663,494	39,369,574
Cash and cash equivalents, end of period	$20,681,932	$34,364,740

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash financing information:
Issuance of 64,699 shares of common stock in exchange for the cashless exercise of warrants to purchase 126,433 shares of common stock for the three months ended March 31, 2014.	$—	$323,486

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

We are a pre-production stage company developing our Performance Engineered Film™ (PEF) products for the display, touch screen and flexible electronics market segments.  On April 16, 2015 we acquired certain assets and licenses related to the manufacture of XSense touch sensors from Atmel Corporation and CIT Technology Ltd. and we closed a private offering consisting of $15 million in principal amount of our Senior Secured Convertible Promissory Notes together with warrants.  On April 22, 2015 we terminated the Manufacturing Facility Installation and Supply Agreement dated April 15, 2013 which was entered into by Uni-Pixel Displays, Inc. and Eastman Kodak Company.

Our decision to change the focus of our business from developing and manufacturing InTouch sensors to manufacturing and selling XSense touch sensors was based on, among other things, the pressure of declining prices and margin compression in the touch sensor market. We believe that our purchase of the XSense technology will provide us with a stand-alone, go-to-market strategy that we expect to provide a better economic model and lead to a scalable business in a more rapid time frame.

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

As of March 31, 2015, Uni-Pixel had accumulated a total deficit of $117.9 million from operations in pursuit of these objectives.

Since our inception, we have been primarily engaged in developing our initial product technologies, recruiting personnel, commencing our operations and obtaining sufficient capital to meet our working capital needs. In the course of our development activities, we have sustained losses through March 31, 2015. We will finance our operations primarily through our existing cash and possible future financing transactions.

As of March 31, 2015, we had cash and cash equivalents of $20.7 million.  We expect the proceeds from the sale of our Senior Secured Convertible Promissory Notes, together with our cash on hand, to support our operations through December 31, 2015.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, develop our products, establish the business relationships we need to manufacture and market our products, and raise additional capital through offerings of our debt and equity securities to meet our business objectives.

The Company is subject to a number of risks, including the financial performance of its current products; the potential need for additional financings; its ability to successfully commercialize its product candidates; the uncertainty of the Company’s research and development efforts resulting in future successful commercial products; significant competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; dependence on corporate partners and collaborators;  as well as other changes in the electronics market industry.

Basis of Presentation

The condensed consolidated financial statements presented in this quarterly report include Uni-Pixel, Inc. and our wholly-owned subsidiary, Uni-Pixel Displays, Inc. All significant intercompany transactions and balances have been eliminated.

Note 2 — Summary of Significant Accounting Policies

Interim financial information

The condensed consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in condensed consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K, for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 26, 2015.

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the technology industry.  There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2015 compared to what was previously disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2014. The consolidated financial information as of December 31, 2014 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2014.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2015, as compared to the significant accounting policies disclosed in Note 2 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

Concentration of credit risk

We maintain our cash with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 at March 31, 2015 and December 31, 2014.  The amounts held in these banks exceeded the insured limit of $250,000 as of March 31, 2015 and December 31, 2014.   We have not incurred losses related to these deposits.

Restricted cash

As of March 31, 2015 and December 31, 2014, we had restricted cash of $17,439. This amount secured certain obligations under our lease agreement for our principal facility located in The Woodlands, Texas as of both March 31, 2015 and December 31, 2014.  The restricted cash is reflected in a long-term classification based on its anticipated liquidation.

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions.  If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly.  Receivable balances deemed uncollectible are written off against the allowance.  We have $0 and $0 accounts receivable balances at March 31, 2015 and December 31, 2014, respectively, none of which was reserved as uncollectible.

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

In April 2013, we entered into an agreement with Intel (the “Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below.  The Agreement required us to purchase certain equipment, which we purchased in 2013 and which we consider not a substantive milestone.   The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014, which we consider a substantive milestone.  We received $5 million in May 2013, which is non-refundable and is recorded as deferred revenue in the accompanying consolidated balance sheet at March 31, 2015 and December 31, 2014.  Upon achieving the deliverables of the Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch™ Sensors made directly to Intel or to those of Intel’s manufacturing partners that use Intel’s Preferred Price and Capacity License Agreement (“Designated Customers”).  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to Intel to make them whole on any remaining amounts due under the commission cap of $18.5 million.

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

At March 31, 2015, 253,700 restricted shares and options and warrants to purchase 2,293,869 shares of common stock at exercise prices ranging from $5.00 to $38.70 per share were outstanding, and were not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

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

Note 3 —   Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities for approximately 13,079 square feet at 8708 Technology Forest Pl., Ste. 100, The Woodlands, Texas 77381 under a third party non-cancelable operating lease through April 30, 2016.  Further, the Company has also entered into a lease for office, warehouse and laboratory facilities for approximately 7,186 square feet at 3400 Research Forest Drive, Suite B2, The Woodlands, Texas 77381 under a third party non-cancelable operating lease through May 31, 2016. Future minimum lease commitments as of March 31, 2015 are as follows:

Year Ending December 31
Nine months ending 2015	$254,990
2016	133,184
2017	--
2018	--
2019	--
2020	--
Thereafter	--
Total	$388,174

The lease for 8708 Technology Forest Pl., Ste. 100, The Woodlands, Texas 77381 provides the Company with a right to extend the lease term for two additional five year terms or one term of ten years, at the Company’s option.

Eco-System Partner Royalty Obligation

In April 2013, we entered into an agreement with Intel (the “Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below.  The Agreement required us to purchase certain equipment, which we purchased in 2013 and which we consider not a substantive milestone.   The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014, which we consider a substantive milestone.  We received $5 million in May 2013, which is non-refundable and is recorded as deferred revenue in the accompanying consolidated balance sheet at March 31, 2015 and December 31, 2014.  Upon achieving the deliverables of the Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch™ Sensors made directly to Intel or to those of Intel’s manufacturing partners that use Intel’s Preferred Price and Capacity License Agreement (“Designated Customers”).  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to Intel to make them whole on any remaining amounts due under the commission cap of $18.5 million.

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

Class Action Litigation and Settlement

In June 2013, two purported class action complaints were filed in the United States District Court, Southern District of New York and the United States District Court, Southern District of Texas against the Company and our CEO, CFO, and Chairman. The Southern District of New York complaint was voluntarily dismissed by plaintiff on July 2, 2013.  The surviving complaint, with the caption Fitzpatrick, Charles J. v. Uni-Pixel, Inc., et. al. (Cause No. 4:13-cv-01649), alleges that we and our officers and directors violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning our licensing agreements and product development  (the “Class Action Litigation”).  The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from December 7, 2012 to May 31, 2013.  On July 25, 2014, the judge granted in part and denied in part our motion to dismiss the case, significantly limiting the claims remaining in the Class Action Litigation.  On August 25, 2014, we filed an answer to the complaint.  In November 2014, we entered into a memorandum of understanding to settle the Class Action Litigation.  The proposed settlement would result in a payment of $2.35 million in cash to the settlement class, inclusive of fees and expenses. In addition, Uni-Pixel would issue $2.15 million in common stock to the settlement class with a range of shares of common stock between 358,333 shares and 430,000 shares, calculated by using the trailing 5 day average stock price from the date of Court approval of settlement. On April 30, 2015, the Court approved the settlement of the Class Action Litigation on the terms set forth above. As a result, the Company will issue 430,000 shares of common stock. The cash payment portion will be paid from insurance proceeds. The common stock portion of this settlement, totaling $2,150,000, is included in Other Expense and in current liabilities (Settlement of Class Action and Derivative Lawsuits) on the accompanying consolidated financial statements. Following issuance of the common stock in May 2015, this amount will be reclassified to Additional Paid In Capital and Common Stock.

Shareholder Derivative Litigation and Settlement

On February 19, 2014, a shareholder derivative lawsuit, Jason F. Gerzseny v. Reed J. Killion, et. al., was filed in the 165th Judicial District in Harris County, Texas.  On February 21, 2014, another shareholder derivative lawsuit, Luis Lim v. Reed J. Killion, et. al., was also filed in Harris County district court.  Both complaints allege various causes of action against certain current and former officers and directors, including claims for breach of fiduciary duty, corporate waste, insider selling, and unjust enrichment.  On April 8, 2014, these derivative actions were consolidated into one action, captioned In re Uni-Pixel, Inc., Shareholder Derivative Litigation (Cause No. 2014-08251) (the “Shareholder Derivative Litigation”), and on September 9, 2014, plaintiff filed an amended consolidated complaint. On April 13, 2015, the Court approved the settlement of the Shareholder Derivative Litigation, which requires the payment of $150,000 in cash and 20,833 shares of the common stock. The cash payment portion of the settlement will be paid from insurance proceeds. The common stock portion of the settlement, totaling $125,000, is included in Other Expense and in current liabilities (Settlement of Class Action and Derivative Lawsuits) on the accompanying consolidated financial statements. Following issuance of the common stock in April 2015, this amount was reclassified to Additional Paid In Capital and Common Stock.

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

Employment agreements

As of March 31, 2015, the Company does not have any employment agreements outstanding, other than the arrangement with Mr. Jeff Hawthorne, Chief Executive Officer and President of the Company.  Mr. Hawthorne is an “at-will” employee, meaning that Mr. Hawthorne’s employment can be terminated by the Company or by him, at any time and for any reason.   The Company has agreed that, if his employment is terminated as a result of a Change of Control, Mr. Hawthorne will receive a severance payment consisting of 2 times his annual base salary and all unvested options and restricted shares of stock shall become vested immediately.

Note 4 —Equity, Stock Plan and Warrants

Common Stock

During the three months ended March 31, 2015, (1) we issued 12,500 shares of common stock for cash in connection with the exercise of stock options; and (2) issued 27,550 shares of common stock to various directors and officers as stock awards;

During the three months ended March 31, 2014, (1) we issued 4,000 shares of common stock for cash in connection with the exercise of stock options; (2) issued 64,699 shares of common stock as a result of the cashless exercise of warrants; and (3) issued 35,634 shares of common stock to various directors and officers as stock awards;

Restricted Stock

Total compensation expense recognized for restricted stock was approximately $0.4 million and $0.1 million for the three months ended March 31, 2015 and March 31, 2014, respectively.  The Company has recorded approximately $0.3 million of restricted stock expense in selling, general and administrative expenses and approximately $0.1 million in research and development expense for the three months ended March 31, 2015 and approximately $0.0 million of restricted stock expense in selling, general and administrative expenses and approximately $0.1 million in research and development expense for the three months ended March 31, 2014.

During the three months ended March 31, 2015:
•	The Company did not issue any shares of restricted stock.

During the three months ended March 31, 2014:
•	The Company did not issue any shares of restricted stock.

At March 31, 2015, there was $2.1 million of total unrecognized compensation cost related to non-vested shares of restricted stock which is expected to be recognized over a weighted-average period of 0.95 years.  There were 27,550 shares of restricted stock, net that became vested during the three months ended March 31, 2015.

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

Our Stock Incentive Plans are administered by our Board of Directors, which has the sole discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.  As of March 31, 2015, there were 195,323 shares available for issuance under the Stock Incentive Plans.

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards:

Total compensation expense recognized for options was approximately $0.5 million and $0.7 million for the three months ended March 31, 2015 and March 31, 2014, respectively.  The Company has recorded approximately $0.1 million of stock compensation expense in selling, general and administrative expenses and approximately $0.4 million in research and development expense for the three months ended March 31, 2015 and approximately $0.3 million of stock compensation expense in selling, general and administrative expenses and approximately $0.4 million in research and development expense for the three months ended March 31, 2014.

A summary of the changes in the total stock options outstanding during the three months ended March 31, 2015 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding and expected to vest, at December 31, 2014	2,061,344	$10.00
Granted	39,000	$6.14
Forfeited or expired	(84,434)	$9.39
Exercised	(12,500)	$6.00
Outstanding and expected to vest, at March 31, 2015	2,003,410	$10.06
Vested and exercisable at March 31, 2015	1,632,690	$9.98

The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Expected life (years)	5 years	na
Interest rate	1.31 to 1.57%	na
Dividend yield	—	na
Volatility	144.34 to 147.50%	na
Forfeiture rate	—	na
Weighted average fair value of options granted	$5.00	na

At March 31, 2015, there was $2.9 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.91 years.  There was an approximate 0.1 million, net, decrease in the vested options during the three months ended March 31, 2015.

Common Stock Warrants

As of March 31, 2015, the Company had 290,459 common stock warrants outstanding with a weighted average exercise price of $5.55 per share.  Information regarding outstanding warrants as of March 31, 2015 is as follows:

Grant date	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
June 10, 2009	15,796	15,796	$7.50	4.43
August 31, 2009	24,934	24,934	$7.50	4.43
October 2, 2009	205,000	205,000	$5.00	4.83
March 15, 2010	8,337	8,337	$7.50	5.00
April 5, 2010	930	930	$7.50	5.00
December 15, 2010	35,462	35,462	$6.00	0.92

Total	290,459	290,459

Note 5 — Property and Equipment

A summary of the components of property and equipment at March 31, 2015 and December 31, 2014 are as follows:

	Estimated Useful Lives	March 31, 2015	December 31, 2014
Research and development equipment	3 to 5 years	$21,325,110	$21,276,369
Leasehold improvements	5 years	385,323	385,323
Computer equipment	5 years	97,740	97,740
Office equipment	3 to 5 years	95,144	95,144
Construction-in-progress		121,624	121,624
		22,024,941	21,976,200
Accumulated depreciation		(12,433,638)	(10,867,375)
Property and equipment, net		$9,591,303	$11,108,825

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2015 and March 31, 2014 was approximately $1,566,000 and $1,503,000, respectively.

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

Note 7 — Revenue and Credit Concentrations

During the three months ended March 31, 2015 and 2014, revenues by customers with more than 10% of revenue were as follows:

	Three months ended March 31, 2015		Three months ended March 31, 2014
	Amount	%	Amount	%
Company A	$6,750	100%	$-	-%
Total	$6,750	100%	$-	-%

As of March 31, 2015 and December 31, 2014 there were no accounts receivables balances.

Note 8 — Subsequent Event

Atmel Corporation Asset Acquisition and License Agreements

On April 16, 2015 (the “Effective Date”), Uni-Pixel Displays, Inc. (“Displays”) acquired from Atmel Corporation (“Atmel”), pursuant to the terms of a Purchase and Sale Agreement, a Patent License Agreement, an IP License Agreement, a Bill of Sale and Assignment and Assumption Agreement and two leases for real property, certain assets used for the production of capacitive touch sensors comprised of fine lines of copper metal photo lithographically patterned and plated on flexible plastic film (the “Touch Sensors”). $450,000 was paid for the machinery, parts and equipment needed to manufacture the Touch Sensors and the existing inventory on hand. Displays paid this amount with a secured promissory note due on or before the earlier of (i) the second anniversary of the Effective Date or (ii) the sale of equity and/or debt securities after the Effective Date pursuant to which Displays or any affiliate of our receives gross proceeds of no less than $5 million. While the promissory note is secured, the security interest will be subordinate to the security interest held by the Investors, as discussed below. Interest accrues on the unpaid principal amount at a rate equal to 2% per annum compounded semi-annually and is to be paid in arrears semi-annually, commencing with the six-month anniversary of the Effective Date. Displays has granted to Atmel a security interest in the purchased assets and all accounts receivable subsequently arising from Display’s manufacture and sale of Touch Sensors and all proceeds therefrom. Pursuant to the Purchase and Sale Agreement, Displays assumed certain liabilities of Atmel, including open purchase and supply orders, related to the Touch Sensor business.

Through the Patent License Agreement, Atmel licensed to Displays a non-sublicensable, worldwide, royalty-bearing license under its Touch Sensors patents to make or have made, use, offer for sale, sell, and import the Touch Sensors. In consideration for this license, Displays agreed to pay an annual royalty fee during the initial five year term of the license (the “Initial Term”) of the greater of $3.25 million or 3.33% of the total net sales (as defined in the Patent License Agreement) of the Touch Sensors during the Initial Term. Displays has the right to renew the license for a term of 10 years. If Displays exercises this right, the annual royalty fee will consist of 2.5% of the total net sales of the Touch Sensors until it reaches a total of $16.75 million, at which time no further annual royalty fees will be due. Upon execution of the Patent License Agreement, Displays paid a non-refundable, non-returnable prepayment of minimum annual royalty fees of $9.33 million (the “Royalty Prepayment”). The Royalty Prepayment will be applied to the annual royalty fees Displays owes under the Patent License Agreement. If, during the Initial Term, Displays’ cash balances as of the quarter end immediately prior to the date of the royalty period to which an unpaid annual royalty relates is less than $30 million, it may pay the annual royalty fee with a secured promissory note. If Displays decides to pay the annual royalty fee with a secured promissory note, the security interest will be subordinate to the security interest held by the Investors, as discussed below. Atmel has agreed that it will not enter into a license agreement for the licensed patents that is effective prior to the second anniversary of the Effective Date.

Through the IP License Agreement, Atmel licensed to Displays a non-sublicensable, worldwide, royalty-free license to the intellectual property necessary to make or have made, use, offer for sale, sell, and import the Touch Sensors. The term of the IP License Agreement is co-extensive with the term of the Patent License Agreement. Atmel has agreed that it will not enter into a license agreement for the licensed intellectual property that is effective prior to the second anniversary of the Effective Date.

As part of the asset acquisition, Displays also entered into leases with Atmel Corporation for Building 2 and Building 4, both of which are located at 1150 E. Cheyenne Mountain Boulevard, Colorado Springs, Colorado. The term of each lease is 18 months (the “Primary Lease Term”). The term of each lease may be extended for two additional six month periods. During the Primary Lease Term, the initial base rent for each of Building 2 and Building 4 will be $100. During the first renewal term, the monthly base rent for Building 2 will be $5,625 and during the second renewal term the monthly base rent will be $8,437.50. During the first renewal term, the monthly base rent for Building 4 will be $39,375 and during the second renewal term the monthly base rent will be $59,062.50. Aside from the base rent, Displays is responsible for the payment of its share of operating expenses attributable to the buildings, real estate taxes attributable to the buildings, sales and personal property taxes, utilities and additional services provided by Atmel (as defined in the leases). We believe that Building 2 and Building 4 are currently suitable for the operations related to the manufacture and distribution of the Touch Sensors.

Transition Services Agreement

In conjunction with the above-described transaction, Displays and Atmel entered into a Transition Services Agreement. Pursuant to the Transition Services Agreement, Atmel has agreed to provide the following services for the periods described: (i) quality assurance and failure analysis services for the XSense Touch Sensors for a period of six months starting from the Effective Date, (ii) operations services for a period of 30 days starting from the Effective Date and (iii) other services, as those are defined in the Transition Services Agreement, for a period of three months starting from the Effective Date. In exchange for the services, Displays has agreed to pay reasonable and documented direct costs incurred by Atmel in performing the services together with actual out-of-pocket third-party expenses reasonably incurred by Atmel in providing the services. The service fees include, but are not limited to, (a) the actual out-of-pocket employment costs (base salary, payroll taxes and out-of-pocket medical benefits) for the individuals performing the services (based on the actual time expended by such individuals in performing the services), (b) costs of materials, (c) the actual out-of-pocket third-party expenses reasonably incurred by Atmel in providing the services, and (d) direct supervisory and management expenses incurred by Atmel in providing the services. On the Effective Date, we paid $400,000 to Atmel, which was applied against certain designated services.  After this amount has been fully applied, we will pay all other amounts within 30 calendar days after our receipt of an invoice.

CIT Technology Ltd. License Agreements and Manufacturing and Technology Transfer Agreement

On the Effective Date Displays entered into an FLT (Fine Line Technology) Patent License Agreement (the “CIT Patent License Agreement”), an FLT (Fine Line Technology) Intellectual Property License Agreement (the “CIT IP License Agreement”) and a Manufacturing and Technology Transfer Agreement (the “Manufacturing Agreement”) with CIT Technology Ltd. (“CIT”).

Through the CIT Patent License Agreement, CIT licensed to Displays a non-sublicensable, worldwide, royalty-bearing license under its fine line technology (“FLT”) patents to make or have made, use, offer for sale, sell, and import licensed FLT products (the “Licensed Products”), which are defined as capacitive touch sensors comprising fine lines of copper metal printed on flexible plastic film. In consideration for this license, Displays agreed to pay an annual royalty fee during the initial five year term of the license (the “Initial License Term”) of the greater of $1.65 million or 1.67% of the total net sales (as defined in the CIT Patent License Agreement) of the Licensed Products during the Initial License Term. Displays has the right to renew the license for a term of 10 years. If Displays exercises this right, the annual royalty fee will consist of 1.67% of the total net sales of the Licensed Products until it reaches a total of $8.25 million, at which time no further annual royalty fees will be due. Further, the total royalty fees payable for the initial 5 year term and the subsequent 10 year term is capped at $30 million. Upon execution of the CIT Patent License Agreement, Displays paid a non-refundable, non-returnable prepayment of minimum annual royalty fees of $4.67 million (the “CIT Royalty Prepayment”). The CIT Royalty Prepayment will be applied to the annual royalty fees Displays owes under the CIT Patent License Agreement. If, during the Initial License Term, Displays’ cash balances as of the quarter end immediately prior to the date of the royalty period to which an unpaid annual royalty relates is less than $30 million, Displays may pay the annual royalty fee with a secured promissory note. If Displays decides to pay the annual royalty fee with a secured promissory note, the security interest will be subordinate to the security interest held by the Investors, as discussed below. CIT has agreed that it will not enter into a license agreement for the licensed patents as they relate to the Licensed Products that is effective prior to the second anniversary of the Effective Date.

Through the CIT IP License Agreement, CIT licensed to Displays a non-sublicensable, worldwide, royalty-free license to the intellectual property necessary to make or have made, use, offer for sale, sell, and import the Licensed Products. The term of the CIT IP License Agreement is co-extensive with the term of the CIT Patent License Agreement. CIT has agreed that it will not enter into a license agreement for the licensed intellectual property as it relates to the Licensed Products that is effective prior to the second anniversary of the Effective Date.

Through the Manufacturing Agreement, which has a term of six months, Displays has agreed that for a period of 16 consecutive weeks it will order, on a weekly basis, 11,500 linear meters of coated film manufactured by CIT at a cost of $7.90 per linear meter (the “Initial Purchase Order”). Following this order, CIT will use all reasonable efforts to procure production materials for the coated film based on 11,500 linear meters per week for the remainder of the term. If Displays requires a lower volume of coated film, it has agreed to purchase all of CIT’s inventory of materials at cost, to the extent the inventory represents the unused quantity of such materials by reference to the six month forecast. Displays may extend the term of the Manufacturing Agreement to October 31, 2015 by giving CIT 30 days written notice prior to August 31, 2015. If Displays wishes to extend the term of the Manufacturing Agreement until October 31, 2015, the extension will be subject to its purchase of monthly quantities of coated film equivalent to the requirements set out in the Initial Purchase Order. Any requirement for monthly quantities different from those set out in the Initial Purchase Order will be subject to CIT’s prior written agreement.

Because Displays intends to transfer the coated film manufacturing process to the facility in Colorado Springs, Colorado within 100 days of the Effective Date, CIT has agreed to provide reasonable assistance to (i) train the Displays’ staff at its facilities in Cambridge, England in the operation of the coating line and the manufacture of ink, (ii) make CIT personnel available to travel to the facility in Colorado Springs, Colorado to train Displays’ personnel in the operation of the coating line, (iii) advise Displays on the procurement of inks, chemicals and equipment necessary to manufacture the coated film and (iv) provide Displays with information regarding the chemicals, materials and consumable items needed for the manufacturing process. Any reasonable costs and expenses incurred by CIT in relation to these requirements will be reimbursed to CIT by Displays.

Private Offering of Senior Secured Convertible Notes and Warrants

Concurrent with the consummation of the asset acquisition described above, on the Effective Date and pursuant to a Securities Purchase Agreement, we sold $15 million in Senior Secured Convertible Notes (the “Notes”), together with warrants for the purchase of 1,151,121 shares of our common stock (the “Warrants”), to two accredited investors (the “Investors”). The number of shares of common stock subject to the Warrants equaled 65% of the number of shares of common stock the Investors would receive if the Notes were converted at the Conversion Price (as defined below) on the trading day immediately prior to the Effective Date.

The Notes accrue simple interest at the rate of 9% per year (“Interest”). The Notes together with all accrued and unpaid Interest are due and payable on April 16, 2016 (the “Maturity Date”). The Investors may, at any time, elect to convert the Notes into shares of our common stock at the conversion price, subject to certain beneficial ownership limitations. The conversion price will be $8.47 per share (the “Conversion Price”), subject to adjustment as set forth in the Notes for stock splits, dividends, recapitalizations and similar events, which equaled 110% of the last closing price of our common stock prior to the execution and delivery of the Securities Purchase Agreement.

Provided there has been no Equity Conditions Failure, as defined in the Notes, we will pay the Installment Amount, as defined in the Notes, by converting all or some of the Installment Amount into common stock (a “Company Conversion”). However, we may also, at our option, pay the Installment Amount by redeeming the Installment Amount in cash (a “Company Redemption”) or by any combination of a Company Conversion and a Company Redemption.

The Investors have the right to accelerate payment on each monthly redemption date of up to two monthly redemption amounts upon written notice to us. The Investors also have the right to defer payment of a monthly redemption amount.

Following an Event of Default, as defined in the Notes, the Investors may require us to redeem all or any portion of the Notes. The redemption amount may be paid in cash or with shares of our common stock, at the election of the Investor, at a price equal to the Event of Default Redemption Price, as defined in the Notes.

The Warrants have a five-year term and a per share exercise price of $9.63, subject to adjustment as set forth in the Warrants, which equaled 125% of the closing price of our common stock prior to the Effective Date. If, after the Effective Date, we issue or sell, or are deemed to have issued or sold, any shares of common stock (with the exception of certain Excluded Securities, as those are defined in the Warrants) for a consideration per share less than a price equal to the exercise price of the Warrants in effect immediately prior to such issue or sale (or deemed issuance or sale) (a “Dilutive Issuance”), then immediately after the Dilutive Issuance, (x) if the Dilutive Issuance occurs prior to the one year anniversary of the Effective Date, then the exercise price then in effect will be reduced to an amount equal to the product of (A) the exercise price in effect immediately prior to the Dilutive Issuance and (B) the quotient determined by dividing (1) the sum of (I) the product derived by multiplying the exercise price in effect immediately prior to the Dilutive Issuance and the number of Common Shares Deemed Outstanding (as defined in the Warrants) immediately prior to the Dilutive Issuance plus (II) the consideration, if any, received by us on such Dilutive Issuance, by (2) the product derived by multiplying (I) the exercise price in effect immediately prior to the Dilutive Issuance by (II) the number of Common Shares Deemed Outstanding immediately after the Dilutive Issuance and (y) if the Dilutive Issuance occurs after the one year anniversary of the Effective Date but within five years of the Effective Date, the exercise price then in effect will be reduced to an amount equal to the price of the shares of common stock issued in the Dilutive Issuance. The Warrants will be exercisable for cash, but if a prospectus covering the shares of common stock underlying the Warrants is not available, the Investors may exercise the Warrants using a cashless exercise provision. The Warrants may not be exercised if, after giving effect to the exercise, the Investor would beneficially own in excess of 4.99% or 9.99% of the outstanding shares of common stock, depending on the Investor. At the Investor’s option, the cap applicable to the exercise of the Warrants may be raised or lowered to any other percentage not in excess of 9.99%, except that any increase will only be effective upon 61-days’ prior notice to us.

Pursuant to a Pledge and Security Agreement (the “Security Agreement”) we entered into in favor of Hudson Bay Fund LP as Collateral Agent, the Notes are secured by a perfected first priority security interest in all of our assets and are senior in right of payment to all of our existing and future indebtedness, subject to Permitted Liens, as defined in the Notes. With the exception of Permitted Liens, we have agreed that we will not grant a security interest in our assets so long as the Notes remain outstanding and that we will not incur any new debt except for Permitted Indebtedness, as that term is defined in the Notes.

In conjunction with the issuance of the Notes and the Warrants, we entered into a Registration Rights Agreement pursuant to which we agreed to file a registration statement covering the sum of (i) 200% of the maximum number of shares underlying the Notes and (ii) the maximum number of shares underlying the Warrants (the “Registrable Securities”). We have agreed to keep any registration statement we file pursuant to the Registration Rights Agreement effective until the earlier of (i) the date as of which the Investors may sell all of the Registrable Securities covered by the Registration Statement without restriction or limitation pursuant to Rule 144 and without the requirement to be in compliance with Rule 144(c)(1) (or any successor thereto) or (ii) the date on which the Investors shall have sold all of the securities covered by such Registration Statement.

We are to use our reasonable best efforts to have the registration statement declared effective within 90 days after the Effective Date (the “Registration Statement Effective Date”). If we fail to register the Registrable Securities or the registration statement is not declared effective by the SEC before the Registration Statement Effective Date, or if on any day after the Registration Statement Effective Date, sales of the Registrable Securities required to be included on the Registration Statement cannot be made (collectively, a “Registration Default”), we will pay to each Investor an amount in cash equal to 1% of the aggregate Purchase Price (as that term is defined in the Securities Purchase Agreement) of the Investor’s Registrable Securities, whether or not the Registrable Securities were included in the registration statement, and 1% per month (or a portion thereof pro rata) that the Registration Default continues to exist.  We are not required to make these payment if, when a Registration Default occurs, the Investors can freely sell our common stock pursuant to Rule 144 without restriction or limitation.

Investors in the offering have the right to participate for no less than 35% of any future offering of our equity or equity equivalent securities until the second anniversary of the Effective Date.

Pursuant to the terms of the Securities Purchase Agreement, we have agreed to seek shareholder approval within 60 days of the Effective Date for the issuance of all shares underlying the Notes and the Warrants, as required by NASDAQ Listing Rule 5635(d). So long as shareholder approval is obtained within 60 days of the Effective Date and so long as we have satisfied, or the Investors have waived, certain conditions set forth in the Securities Purchase Agreement, the Investors have committed to investing an additional $5 million of Notes that will be funded on our request within 10 trading days of (a) our receipt shareholder approval and (b) the Registration Statement Effective Date. If such additional Notes are purchased, the number of shares of common stock issuable pursuant to the Warrants will be automatically increased pursuant to their terms.

We have agreed to keep at least $6 million ($8 million if the additional $5 million is funded) of unrestricted cash on our balance sheet at all times until the Maturity Date or until the outstanding principal amount of the Notes is less than $6 million (or less than $8 million if the additional $5 million is funded), at which time the amount of unrestricted cash we are required to keep on our balance sheet will be adjusted downward, dollar for dollar.

As additional security for repayment of the Notes, Displays entered into to a Guarantee Agreement in favor of the Investors.

Our Chief Executive Officer, Chief Financial Officer and certain of our directors have executed lock-up agreements pursuant to which they have agreed that they will not, for a period of 90 days from the Trigger Date, as defined in the Securities Purchase Agreement, sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase, make any short sale or otherwise dispose of or agree to dispose of, directly or indirectly, any shares of our common stock or common stock equivalents; enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the shares of common stock belonging to them; make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any shares of common stock or common stock equivalents; or publicly disclose the intention to do any of the foregoing.

Cowen and Company, LLC acted as our financial advisor in the acquisition of the assets and as our placement agent in the financing transaction.  We paid Cowen and Company, LLC approximately $1.625 million for these services.

Termination of Agreements with Eastman Kodak Company

On April 22, 2015, we exercised our right to terminate that certain Manufacturing Facility Installation and Supply Agreement dated April 15, 2013 (the “Supply Agreement”), which was entered into by Displays and Eastman Kodak Company (“Kodak”). The term of the Supply Agreement was to end on December 31, 2017.

The Company has also determined not to renew that certain Joint Development Agreement dated February 5, 2013, also with Kodak, which was related to flexible patterned conductive films.

Pursuant to the Supply Agreement, the Company worked with Kodak to modify one of Kodak’s buildings in its Rochester, New York facility to house Display’s high volume production capability for InTouch™ sensors. The Supply Agreement permits either party, at its discretion, to terminate the Supply Agreement at any time by giving three months advance written notice to the other party. The Company has determined that it is in the Company’s best interest to discontinue its activities to develop, manufacture and market touch sensors based on the InTouch technology. The Company intends to leverage the IP, know-how and expertise developed through its years of investment in the InTouch technology in its future products.

The Company continued making progress on the all-in-one pilot program that the Company disclosed earlier this year.  However, the Company concluded that the risks required to achieve a viable business model in a reasonable time frame were too great, particularly under an agreement that shared any profits generated. The Company anticipates no penalties as a result of the termination.

Departure of Robert Rusenko

On April 21, 2015 Robert Rusenko, the Company’s Chief Operating Officer, separated from service.

Unregistered Sales of Equity Securities

On May 1, 2015, the Company issued 773,320 shares of its common stock, $0.001 par value, to Hudson Bay Master Fund Ltd. (“Hudson Bay”) pursuant to the terms of that certain Senior Secured Convertible Note issued to Hudson Bay on April 16, 2015.  On April 29, 2015, Hudson Bay exercised its right to accelerate the payment of $2,250,000 of principal and $50,625 in interest.  The Company relied on Section 4(a)(2) of the Securities Act of 1933 to issue the common stock, inasmuch as Hudson Bay is an accredited investor and there was no form of general solicitation or general advertising in the offer and sale of the securities.

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

Forward-looking statements in or incorporated by reference in this report include, without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources.  Investors are cautioned that such forward-looking statements involve risks and uncertainties.  Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements include, but are not limited to, the possibility that we will be unable to successfully combine the XSense business and operations with our business and operations, the development of technologies superior to our technologies, the loss of key customers of the XSense products, our inability to achieve cost savings following the acquisition of the XSense business, the imposition of unanticipated liabilities as a result of the acquisition of the XSense business, the rate and degree of market acceptance of our products, our ability to develop and market new and enhanced products, our ability to obtain financing as and when we need it, competition from existing and new products and our ability to effectively react to other risks and uncertainties described from time to time in our SEC filings, such as fluctuation of quarterly financial results, reliance on third party manufacturers and suppliers, litigation or other proceedings, government regulation and stock price volatility.

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

Recent Acquisition, Financing and Change in Business Strategy

On April 16, 2015 we acquired certain assets and licenses related to the manufacture of XSense touch sensors from Atmel Corporation and CIT Technology Ltd. and we closed a private offering consisting of $15 million in principal amount of our Senior Secured Convertible Promissory Notes together with warrants. A more complete discussion of these transactions is included in Note 8 to our financial statements, which are included at Item 1of Part I of this report, and in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on April 17, 2015.

On April 22, 2015 we terminated the Manufacturing Facility Installation and Supply Agreement dated April 15, 2013 which was entered into by our wholly owned subsidiary, Uni-Pixel Displays, Inc., and Eastman Kodak Company. A more complete discussion of this matter is included in Note 8 to our financial statements, which are included at Item 1 of Part I of this report, and in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on April 27, 2015.

Our decision to change the focus of our business from developing and manufacturing InTouch sensors to manufacturing and selling XSense touch sensors was based on, among other things, the pressure of declining prices and margin compression in the touch sensor market. We believe that our purchase of the XSense technology will provide us with a stand-alone, go-to-market strategy that we expect to provide a better economic model and lead to a scalable business in a more rapid time frame.

We expect the proceeds from the sale of our Senior Secured Convertible Promissory Notes, together with our cash on hand, to support our operations through December 31, 2015.

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

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2015, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 26, 2015.

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

In April 2013, we entered into an agreement with Intel (the “Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below.  The Agreement required us to purchase certain equipment, which we purchased in 2013 and which we consider not a substantive milestone.   The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014, which we consider a substantive milestone.  We received $5 million in May 2013, which is non-refundable and is recorded as deferred revenue in the accompanying consolidated balance sheet at March 31, 2015 and December 31, 2014.  Upon achieving the deliverables of the Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch™ Sensors made directly to Intel or to those of Intel’s manufacturing partners that use Intel’s Preferred Price and Capacity License Agreement (“Designated Customers”).  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to Intel to make them whole on any remaining amounts due under the commission cap of $18.5 million.

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

RESULTS OF OPERATIONS

Comparison of the three months ending March 31, 2015 and 2014

REVENUES.  During the first quarter of 2010, we began to manufacture, market and sell our thin film product, although we have earned minimal revenues from the sale of this product to date.  We also earn engineering revenue.

Revenues were $6,750 for the three months ended March 31, 2015 as compared to $0 for the three months ended March 31, 2014, an increase of $6,750.  Revenues for the three months ended March 31, 2015 were comprised of sales of our Diamond Guard product.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues was $6,813 for the three months ended March 31, 2015 and $0 for the three months ended March 31, 2014.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 3% or approximately $97,000, to $2,965,668 for the three months ended March 31, 2015 from $2,868,404 for the three months ended March 31, 2014.  The major changes to selling, general and administrative expenses are as follows:

a)  Salaries and benefits increased by approximately $87,000 to $816,000 for the three months ended March 31, 2015 compared to $729,000 for the three months ended March 31, 2014 primarily due to the following: a decrease in salaries to $315,000 for the three months ended March 31, 2015 compared to $393,000 for the three months ended March 31, 2014 due to a decrease in the number of employees; a decrease in stock compensation expense to $167,000 for the three months ended March 31, 2015 compared to $261,000 for the three months ended March 31, 2014; and an increase in restricted stock expense of $277,000 for the three months ended March 31, 2015 compared to income of $5,000 for the three months ended March 31, 2014;

b) Contract labor expense decreased by approximately $17,000 to $20,000 for the three months ended March 31, 2015 compared to $37,000 for the three months ended March 31, 2014;

c) Legal expense decreased by approximately $29,000 to $267,000 for the three months ended March 31, 2015 compared to $296,000 for the three months ended March 31, 2014;

d) Accounting expense increased by approximately $9,000 to $51,000 for the three months ended March 31, 2015 compared to $42,000 for the three months ended March 31, 2014;

e) Office expense decreased by approximately $28,000 to $5,000 for the three months ended March 31, 2015 compared to $33,000 for the three months ended March 31, 2014;

f) Travel expense decreased by approximately $31,000 to $56,000 for the three months ended March 31, 2015 compared to $87,000 for the three months ended March 31, 2014 primarily due to decreased travel visiting potential customers and suppliers:

g) Depreciation and amortization expense increased by approximately $63,000 to $1,566,000 for the three months ended March 31, 2015 compared to $1,503,000 for the three months ended March 31, 2014 primarily due to purchases of equipment made during 2013 and 2014 that are being depreciated.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $602,000, or 18%, during the three months ended March 31, 2015 to $2,722,649 from $3,324,346 for the three months ended March 31, 2014. The primary reason for the decrease in research and development expense is due to decreased lab expense related to prototype development.  The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $57,000 to $1,289,000 for the three months ended March 31, 2015 compared to $1,346,000 for the three months ended March 31, 2014 primarily due to the following: an increase in salaries to $658,000 for the three months ended March 31, 2015 compared to $656,000 for the three months ended March 31, 2014 due to an increased number of employees; a decrease in stock compensation expense to $374,000 for the three months ended March 31, 2015 compared to $419,000 for the three months ended March 31, 2014; a decrease in restricted stock expense to $110,000 for the three months ended March 31, 2015 compared to $124,000 for the three months ended March 31, 2014; a decrease in bonus accrual to $0 for the three months ended March 31, 2015 compared to $0 for the three months ended March 31, 2014;

b) Lab expense decreased by approximately $727,000 to $1,085,000 for the three months ended March 31, 2015 compared to $1,812,000 for the three months ended March 31, 2014 primarily due to decreased services related to prototype development; and

c) Travel expense increased by approximately $103,000 to $170,000 for the three months ended March 31, 2015 compared to $67,000 for the three months ended March 31, 2014 primarily due to offsite management of research and development activities.

OTHER INCOME (EXPENSE).

Interest income, net, increased to income of $4,417 for the three months ended March 31, 2015 as compared to income of $4,800 for the three months ended March 31, 2014, primarily due to an increase in the average cash on hand during the three months ended March 31, 2015.

NET LOSS.   Net loss was $5,683,963 for the three months ended March 31, 2015, as compared to a net loss of $6,187,950 for the three months ended March 31, 2014.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. Until our products begin to earn enough revenue to support our operations, which may never happen, we will continue to be highly dependent on financing from third parties.  On April 16, 2015, we sold $15 million in principal amount of our Senior Secured Convertible Promissory Notes.  Prior to that, on April 23, 2013, we sold 1,374,250 shares of our common stock, raising net proceeds of approximately $41.2 million.  We expect the proceeds from the sale of our Senior Secured Convertible Promissory Notes, together with our cash on hand, to support our operations through December 31, 2015.

Operating Activities

Cash used in operating activities during the three months ended March 31, 2015 was $3,007,821 as compared to $4,422,682 used during the three months ended March 31, 2014.

During the three months ended March 31, 2015, we experienced an increase in accounts payable of $0.1 million while during the three months ended March 31, 2014 we experienced a decrease in accounts payable of $0.5 million.

Investing Activities

Cash used for investing activities during the three months ended March 31, 2015 was $48,741 as compared to $610,672 of cash used for the three months ended March 31, 2014.  The use of cash for investing activities during the three months ended March 31, 2015 was primarily attributable to the purchase of equipment related to our research and development activities and for anticipated production.

Financing Activities

Historically, we have financed our operating and investing activities primarily from the proceeds of private placements and public offerings of common stock, convertible investor notes, and a preferred stock offering.

The total net cash provided by financing activities was $75,000 for the three months ended March 31, 2015, which was comprised of net proceeds from the exercise of stock options.

The total net cash provided by financing activities was $28,520 for the three months ended March 31, 2014, which was also comprised of net proceeds from the exercise of stock options.

Working Capital

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. Until our products begin to earn enough revenue to support our operations, which may never happen, we will continue to be highly dependent on financing from third parties.  On April 23, 2013, we sold 1,374,250 shares of our common stock, raising net proceeds of approximately $41.2 million and on April 16, 2015 we sold $15 million in principal amount of our Senior Secured Convertible Promissory Notes.  We expect the proceeds from the sale of our Senior Secured Convertible Promissory Notes, together with our cash on hand, to support our operations through December 31, 2015.

As of March 31, 2015, we had a cash balance of approximately $20.7 million and working capital of $13.0 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2015, management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management concluded that, as of March 31, 2015, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please see Note 3 to our unaudited financial statements for a description of the legal proceedings to which the Company is a party.  There were no material developments in these proceedings during the quarter ended March 31, 2015.

ITEM 1A.  RISK FACTORS

We incorporate herein by reference the risk factors included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on February 26, 2015. The following are risks related to the issuance of our Senior Secured Convertible Promissory Notes (the “Notes”) together with warrants (the “Warrants”) and the acquisition of technology from Atmel Corporation and CIT Technology Ltd.

Our stockholders will have a reduced ownership and voting interest after issuance of the shares issuable upon conversion of the Notes and exercise of the Warrants and may exercise less influence over management.

In the event the holders of the Notes and Warrants elect to exercise their conversion and/or exercise rights pursuant to these securities in full, and, without taking into account any adjustment to the conversion price or exercise price of the Notes and Warrants, respectively, an aggregate of 2,922,077 shares of our common stock could be issued upon conversion and exercise of the securities, based on $15,000,000 in principal amount of the Notes, without including shares issuable upon conversion of interest. Based on 12,489,065 shares outstanding on April 16, 2015, the date we issued the Notes, the new issuances would represent approximately 19%, of the shares outstanding after these issuances. In addition, to the extent we issue shares to service the debt, the ownership percentages of the Note holders would increase incrementally. As a result, our current stockholders as a group would own a substantially smaller interest in us and may have less influence on our management and policies than they now have.

We could be required to make substantial cash payments upon an event of default or change of control under the Notes.

The Notes provide for events of default including, among others, payment defaults, cross defaults, material breaches of any representations or warranties, breaches of covenants that are not cured within the applicable time period, failure to perform certain required activities in a timely manner, failure to comply with the requirements under the Registration Rights Agreement, suspension from trading or failure of our common stock to be listed on an eligible market for certain periods and certain bankruptcy-type events involving us or a subsidiary.

Upon an event of default, a holder of the Notes may require us to redeem all or any portion of the Notes (including all accrued and unpaid interest and all interest that would have accrued), in cash, at a price equal to the greater of: (x) up to 115% of the amount being redeemed, and (y) the product of (A) the amount being redeemed and (B) the quotient determined by dividing (I) the greatest closing sale price of the shares of common stock from the event of default and ending on the date the holder delivers the redemption notice, by (II) the lowest conversion price in effect during such period. Under the terms of the Notes, in the event of transactions involving a change of control, the holder of a Note will have the right to require us to redeem all or any portion of the Note it holds in cash, at a price with a redemption premium of 125% calculated by the formula specified in the Notes.

If either an event of default or change of control occurs, our available cash could be seriously depleted and our ability to fund operations could be materially harmed.

If the anti-dilution provisions of the Warrants are triggered, there would be a decrease in the exercise price.

Although the initial exercise price of the Warrants is $9.63, which was a premium to the price prior to the closing of $7.70, the Warrants contain provisions that could adjust the exercise price downward. The Warrant contains a weighted average price protection provision that is operable for the first year following issuance of the Warrant, and full ratchet protection for the remaining four years.

Our repayment obligations to the holders of the Notes are secured by a perfected first priority security interest on all of our assets.

Our obligations to the holders of the Notes are secured by a lien on all of our assets pursuant to a pledge and security agreement, which was entered into with respect to the issuance of the Notes. If we default under the terms of the Notes, the holders of the Notes may exercise various remedies against us, including acceleration of the entire remaining principal amount of the Notes and all accrued and unpaid interest thereon, and remedies against the collateral we pledged. An acceleration of the Notes or an exercise of remedies against our assets as collateral could have a material adverse effect on our ability to conduct our business or could force us to invoke legal measures to protect our business, including, but not limited to, for filing for protection under the U.S. Bankruptcy Code.

We may not be able to successfully integrate the production of the XSense Touch Sensors into our ongoing business operations, which may result in our inability to fully realize the intended benefits of the asset acquisition and license transactions, or may disrupt our current operations, which could have a material adverse effect on our business, financial position and/or results of operations.

We are in the process of integrating the production of the XSense Touch Sensors into our business, and this process may absorb significant management attention, produce unforeseen operating difficulties and expenditures and may not produce the favorable business and market opportunities the asset acquisition and license transactions were intended to provide. If we are presented with appropriate opportunities, we may acquire other businesses or technologies. We may not be able to identify, negotiate, or finance any future acquisition successfully. If we engage in an acquisition transaction, the process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. If we make future acquisitions, we may issue shares of stock that dilute other stockholders, incur debt, assume contingent liabilities, or create additional expenses related to amortizing intangible assets, any of which might harm our financial results and cause our stock price to decline. Any financing that we might need for future acquisitions may only be available to us on terms that restrict our business or that impose on us costs that reduce our net income.

We may face increased competition when we lose the exclusivity of our Atmel and CIT licenses.

Under the terms of our Patent License Agreements with Atmel Corporation and CIT Technology Ltd., we only have exclusive licenses for two years.  After such period, our licenses become non-exclusive.  Accordingly, we may face increased competition from third parties that may obtain similar non-exclusive access to the related intellectual property, which could delay or terminate our product development efforts, lead to higher costs and significantly affect our financial results.

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

UNI-PIXEL, INC.

May 11, 2015	By:	/s/ Jeff A. Hawthorne
Date		Jeff A. Hawthorne, Chief Executive Officer and President

	By:	/s/ Jeffrey W. Tomz
Jeffrey W. Tomz, Chief Financial Officer