Form 10-Q
period 2015-06-30
Uni-Pixel
filed 2015-08-04
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

COMMISSION FILE NUMBER: 0-49737

UNI-PIXEL, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	75-2926437
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4699 Old Ironside Drive, Suite 300
Santa Clara, California 95054
(Address of Principal Executive Offices)

(281) 825-4500
(Issuer’s Telephone Number, Including Area Code)

8708 Technology Forest Place, Suite 100
The Woodlands, Texas 77381
(Former Address)

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

As of July 31, 2015, the issuer had 14,256,190 shares of issued and outstanding common stock, par value $0.001 per share.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Uni-Pixel, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,195,433	$23,663,494
Restricted cash	6,017,439	—
Account receivable, net	1,042,637	—
Inventory	537,413	—
Debt issuance costs	1,428,937	—
Assets held for sale	—	7,608,500
Prepaid licenses	4,900,000	—
Prepaid expenses	1,080,410	122,500

Total current assets	23,202,269	31,394,494

Property and equipment, net of accumulated depreciation of $14,163,511 and $10,867,375, at June 30, 2015 and December 31, 2014, respectively	2,048,186	3,500,325
Restricted cash	—	17,439
Prepaid licenses, net of current portion	8,079,167	—

Total assets	$33,329,622	$34,912,258

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,712,458	$280,918
Accrued liabilities	5,190,266	—
Settlement of class action and derivative lawsuits	—	2,275,000
Convertible notes payable	2,471,850	—
Derivative liability	2,080,551	—
Deferred revenue	—	5,000,000

Total current liabilities	11,455,125	7,555,918

Royalty liability	1,630,372	—
Long term debt	450,000	—

Total liabilities	13,535,497	7,555,918

Commitments and contingencies (Note 3)	—	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 14,230,757 shares issued and outstanding at June 30, 2015 and 12,350,715 shares issued and outstanding at December 31, 2014	14,231	12,351
Additional paid-in capital	153,376,797	139,512,274
Accumulated deficit	(133,596,903)	(112,168,285)

Total shareholders’ equity	19,794,125	27,356,340

Total liabilities and shareholders’ equity	$33,329,622	$34,912,258

See accompanying notes to these unaudited condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$1,362,127	$—	$1,368,877	$—

Cost of revenues	3,420,431	—	3,427,244	—

Gross margin	(2,058,304)	—	(2,058,367)	—

Selling, general and administrative expenses	3,678,122	3,079,547	6,643,790	5,947,951
Research and development	1,476,418	1,332,819	4,199,067	2,779,744

Operating loss	(7,212,844)	(4,412,366)	(12,901,224)	(8,727,695)

Other income (expense)
Debt issuance cost amortization expense	(376,036)	—	(376,036)	—
Gain on change in warrant liability	3,899,843	—	3,899,843	—
Accretion of discount on convertible notes	(3,121,942)	—	(3,121,942)	—
Interest income (expense), net	(232,286)	4,068	(227,869)	8,868
Other income (expense), net	169,579	4,068	173,996	8,868

Net loss from continuing operations	$(7,043,265)	$(4,408,298)	$(12,727,228)	$(8,718,827)

Discontinued operations (note 8)
Loss on discontinued operations	(1,092,890)	(1,658,051)	(1,092,890)	(3,535,472)
Loss on impairment of property and equipment	(7,608,500)	—	(7,608,500)	—
	(8,701,390)	(1,658,051)	(8,701,390)	(3,535,472)

Net loss	$(15,744,655)	$(6,066,349)	$(21,428,618)	$(12,254,299)

Per share information
Basic
Loss from continuing operations	$(0.52)	$(0.36)	$(0.99)	$(0.71)
Net loss	$(1.17)	$(0.49)	$(1.66)	$(1.00)
Diluted
Loss from continuing operations	$(0.52)	$(0.36)	$(0.99)	$(0.71)
Net loss	$(1.17)	$(0.49)	$(1.66)	$(1.00)

Weighted average number of basic common shares outstanding	13,418,395	12,349,047	12,914,133	12,311,617
Weighted average number of diluted common shares outstanding	13,418,395	12,349,047	12,914,133	12,311,617

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(21,428,618)	$(12,254,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,127,391	2,985,646
Restricted stock issuance	730,298	514,362
Stock compensation expense	948,970	1,273,879
Amortization of debt issuance costs	376,036	—
Issuance of common stock to convert notes and interest	167,438	—
Accretion of discount on convertible note	3,121,942	—
Net decrease in fair value of derivatives	(3,899,843)	—
Loss on R&D equipment related to discontinued operations	7,608,500	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,042,637)	11,409
Increase in inventory	(472,720)	—
Increase in prepaid assets and other current assets	(147,910)	(142,500)
Increase (decrease) in accounts payable	1,431,540	(447,502)
Increase in accrued expenses and other liabilities	5,190,266	—
Decrease in deferred revenue	(5,000,000)	—
Net cash used in operating activities	(8,289,347)	(8,059,005)

Cash flows from investing activities
Purchase of property and equipment	(448,741)	(978,902)
Purchase of prepaid licenses	(14,000,000)	—
Net cash used in investing activities	(14,448,741)	(978,902)

Cash flows from financing activities
Increase in cash restricted for convertible notes payable	(6,000,000)	—
Proceeds from exercise of stock options, net	75,000	28,520
Proceeds from convertible notes and warrants issued, less debt issuance costs	13,195,027	—
Net cash provided by financing activities	7,270,027	28,520

Net decrease in cash and cash equivalents	(15,468,061)	(9,009,387)
Cash and cash equivalents, beginning of period	23,663,494	39,369,574
Cash and cash equivalents, end of period	$8,195,433	$30,360,187

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,875	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash financing information:
Issuance of 64,699 shares of common stock in exchange for the cashless exercise of warrants to purchase 126,433 shares of common stock for the six months ended June 30, 2014.	$—	$323,486
Issuance of common stock for legal settlements	$2,275,000	$—
Issuance of common stock to convert notes and interest	$3,867,438	$—
Acquisition of XTouch assets from Atmel	$1,820,557	$—
Beneficial conversion feature on convertible notes	$5,969,698	$—
Warrants issued in connection with convertible notes	$5,980,394	$—

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

We are a production stage company developing our Performance Engineered Film™ (PEF) products for the display, touch screen and flexible electronics market segments.  On April 16, 2015 we acquired certain assets and licenses related to the manufacture of XTouch touch sensors from Atmel Corporation and CIT Technology Ltd. and we closed a private offering consisting of $15 million in principal amount of our Senior Secured Convertible Promissory Notes together with warrants.  On April 22, 2015 we terminated the Manufacturing Facility Installation and Supply Agreement dated April 15, 2013 which was entered into by Uni-Pixel Displays, Inc. and Eastman Kodak Company.

Our decision to change the focus of our business from developing and manufacturing InTouch sensors to manufacturing and selling XTouch touch sensors was based on, among other things, the pressure of declining prices and margin compression in the touch sensor market. We believe that our purchase of the XTouch technology will provide us with a stand-alone, go-to-market strategy that we expect to provide a better economic model and lead to a scalable business in a more rapid time frame.

In addition to the flexible electronic films described above, we are developing a hard coat resin that can be applied using film, spray or inkjet coating methods for applications as protective cover films, a cover lens replacement or a conformal hard coat for plastic components. We plan to sell our hard coat resin and optical films under the Diamond Guard® brand.

Our strategy is to further develop our proprietary Performance Engineered Film™ technology around the vertical markets that we have identified as high growth profitable market opportunities.  These markets include touch sensors, antennas, automotive and lighting.

As of June 30, 2015, Uni-Pixel had accumulated a total deficit of $133.6 million from operations in pursuit of these objectives.

Since our inception, we have been primarily engaged in developing our initial product technologies, recruiting personnel, commencing our operations and obtaining sufficient capital to meet our working capital needs. In the course of our development activities, we have sustained losses through June 30, 2015. We will finance our operations primarily through our existing cash, revenues from sales of our product and possible future financing transactions.

As of June 30, 2015, we had cash and cash equivalents of $8.2 million.  Our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, develop our products, establish the business relationships we need to manufacture and market our products, and raise additional capital through offerings of our debt and equity securities to meet our business objectives.

The Company is subject to a number of risks, including, but not limited to, whether it can successfully integrate the XTouch operations; whether the manufacture and sale of the XTouch touch sensors will ultimately prove to be profitable; whether the Company will be able to raise capital when it needs to do so; whether the Company can successfully compete in the industry, particularly against larger organizations with greater financial and other resources; whether the Company will continue to receive the services of its key personnel; whether its intellectual property is adequately protected; and other risks related to the electronics market industry.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2015 as compared to the significant accounting policies disclosed in Note 2 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2014.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include provision for excess and obsolete inventory, provisions for bad debts, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, deferred taxes, valuation of warrants and beneficial conversion feature on debt, derivative liability, and the provision for and disclosure of litigation and loss contingencies and stock based compensation. Actual results may differ materially from those estimates.

Statements of cash flows

For purposes of the statements of cash flows, we consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Concentration of credit risk

We maintain our cash with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 at June 30, 2015 and December 31, 2014.  The amounts held in these banks exceeded the insured limit of $250,000 as of June 30, 2015 and December 31, 2014.   We have not incurred losses related to these deposits.

Restricted cash

As of June 30, 2015 we had restricted cash of $6,017,439.  This amount represents $6,000,000 we are required to maintain on our balance sheets in accordance with the terms of the Securities Purchase Agreement we entered into on April 16, 2015 for the sale of our Senior Secured Convertible Promissory Notes and $17,439 that secured certain obligations under our lease agreement for our facility located in The Woodlands, Texas.  As of December 31, 2014, we had restricted cash of $17,439. This amount secured certain obligations under our lease agreement for our facility located in The Woodlands, Texas as of December 31, 2014.  The restricted cash is reflected in a short-term classification based on its anticipated liquidation.

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions.  If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly.  Receivable balances deemed uncollectible are written off against the allowance.  We have $1,042,637 and $0 accounts receivable balances at June 30, 2015 and December 31, 2014, respectively, none of which was reserved as uncollectible.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using standard cost, which approximates the first-in, first-out method. Adjustments to reduce the carrying value of inventory to its net realizable value are made for estimated excess, obsolete or impaired balances. These adjustments are measured as the excess of the cost of the inventory over its market value based upon assumptions about future demand and charged to cost of revenue. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration of the original cost basis or increases in the newly established cost basis.

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

Convertible debt

The Company accounts for its convertible debt as equal to its proceeds, less discounts.  The Company records discounts on its convertible debt for the fair value of freestanding and embedded derivatives and beneficial conversion features associated with the issuance of the debt.  Discounts are amortized over the life of the convertible debt.  The convertible debt is presented on the face of the financial statement as proceeds less the balance of unamortized discounts.

Derivative liabilities

The Company, in accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing from Equity, convertible preferred shares are accounted for net, outside of shareholder’s equity and warrants are accounted for as liabilities at their fair value during periods where the full ratchet anti-dilution provision is in effect.

The warrants are accounted for a liability at their fair value at each reporting period.  The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings.  To derive an estimate of the fair value of these warrants, a binomial model is utilized that computes the impact of share dilution upon the exercise of the warrant shares.  This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect.

Revenue recognition

The Company sells its products to original equipment manufacturers (“OEMs”) and distributors and recognizes revenue when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured.  Allowances for sales returns and other credits are recorded at the time of sale.

Contracts and customer purchase orders are used to determine the existence of an arrangement.  Shipping documents are used to verify delivery.  The Company assesses whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.  The Company assesses collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.  Sales terms do not include post-shipment obligations except for product warranty.

Advance payments are deferred until shipment of product has occurred or the service has been rendered.

Revenue from licenses and other up-front fees are recognized on a ratable basis over the term of the respective agreement.

Revenue on certain fixed price contracts where we provide research and development services is recognized over the contract term based on achievement of milestones.  When the contracts provide for milestone or other interim payments, the Company will recognize revenue under the milestone method.  Contracts with Dell, Inc. (“Dell”) and Intel Corporation (“Intel”) entered into during 2012 and 2013, respectively, are being accounted for under the milestone method.  The milestone method requires the Company to designate all milestone payments within each contract as either substantive or non-substantive.  That conclusion is determined based upon a thorough review of each contract and the deliverables to be made by the Company pursuant to each contract.  For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payments is commensurate with the effort required to achieve such milestone or the value of the delivered item.  The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract.  For non-substantive milestones, including advance payments, the recognition of such payments is pro-rated to the substantive milestones.

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

Effective February 25, 2014, the Company and Dell entered into Amendment No. 1 to Statement of Work No. 1 (the “Amendment”).  The Amendment affirmed that the parties had agreed not to proceed with Phase 2 and Phase 3 as described in the Original Agreement and agreed that, as a result, no further payments were due to the Company.  The Amendment also revised the Milestone 2 due date from July 31, 2013 to June 30, 2014 and terminated the exclusivity option relating to notebook computers.  No further amendments to the Original Agreement have been entered into.

In April 2013, we entered into an agreement with Intel (the “Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below.  The Agreement required us to purchase certain equipment, which we purchased in 2013 and which we considered not a substantive milestone.   The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014, which we considered a substantive milestone.  We received $5 million in May 2013, which was non-refundable and is recorded as accrued liabilities in the accompanying consolidated balance sheet at June 30, 2015 and as deferred revenue at December 31, 2014.  Upon achieving the deliverables of the Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch sensors made directly to Intel or to those of Intel’s manufacturing partners that use Intel’s Preferred Price and Capacity License Agreement (“Designated Customers”).  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to Intel to make Intel whole on any remaining amounts due under the commission cap of $18.5 million.

In April 2014, we entered into the First Amendment to the Capacity License Agreement with Intel (the “Amended Agreement”).  The Amended Agreement modified the original Agreement terms as follows: 1) the inability of the Company to reach, by April 2014, the minimum production capability and the required quality standards specified in the Agreement no longer constitute a material breach of the Agreement; 2) the total amount of cash proceeds to be received was reduced from $10 million to $5 million, which included the $5 million we received in May 2013; 3) the cap on the commission amount was reduced from $18.5 million to $6.25 million; 4) the term “commission” is defined as 10% of gross revenue from the sale of all sensors sold by the Company, which includes sales of sensors to all customers including, but not limited to, Intel and its Designated Customers; 5) if the Company becomes the subject of any proceeding under any bankruptcy, insolvency or liquidation law, the Company will assign all title and ownership to certain designated equipment (the “Equipment”) to Intel; and 6) if the Company materially breaches the Amended Agreement, which breach is not cured within 30 days after receipt of notice from Intel, the Company may choose to either (A) pre-pay the cap on the commission to Intel (less the total of all previously paid commissions) or (B) assign all title and ownership to the Equipment to Intel.  The only remaining milestone of the Amended Agreement is the capability to produce at least 1 million sensors units per month.

As the Company has discontinued its joint development activities with Kodak to develop, manufacture and market touch sensors based on the InTouch technology (Note 8), the Company is currently in discussions with Intel regarding the Capacity License Agreement.  Therefore the $5 million that Intel funded pursuant to the Capacity License Agreement to support the increase in production capacity for that technology has now been reclassified from deferred revenue to accrued liabilities in the accompanying balance sheet pending further discussion with Intel.

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

At June 30, 2015, 138,400 restricted shares and options and warrants to purchase 1,845,077 shares of common stock at exercise prices ranging from $5.00 to $38.70 per share were outstanding, and were not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

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

Note 3 —   Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities for approximately 13,079 square feet at 8708 Technology Forest Pl., Ste. 100, The Woodlands, Texas 77381 under a third party non-cancelable operating lease through April 30, 2016.  The Company has also entered into a lease for office, warehouse and laboratory facilities for approximately 7,186 square feet at 3400 Research Forest Drive, Suite B2, The Woodlands, Texas 77381 under a third party non-cancelable operating lease through May 31, 2016. In conjunction with the acquisition of the XTouch technology, the Company entered into a lease for office and production facilities for approximately 28,918 square feet at 1150 E. Cheyenne Mountain Boulevard, Colorado Springs, Colorado 80906 under a third party non-cancelable operating lease through October 15, 2016.  Future minimum lease commitments as of June 30, 2015 are as follows:

Year Ending December 31
Six months ending 2015	$183,909
2016	135,084
2017	--
2018	--
2019	--
2020	--
Thereafter	--
Total	$318,993

The lease for 8708 Technology Forest Pl., Ste. 100, The Woodlands, Texas 77381 provides the Company with a right to extend the lease term for two additional five year terms or one term of ten years, at the Company’s option.

The lease for Building 2 and Building 4 at 1150 E. Cheyenne Mountain Boulevard, Colorado Springs, Colorado 80906 is for 18 months (the “Primary Lease Term”). The term of the lease may be extended for two additional six-month periods. During the Primary Lease Term, the initial base rent for each of Building 2 and Building 4 will be $100 per month for 18 months beginning from April 16, 2015 through October 15, 2016. During the first renewal term, the monthly base rent for Building 2 will be $5,625 and during the second renewal term the monthly base rent will be $8,437.50. During the first renewal term, the monthly base rent for Building 4 will be $39,375 and during the second renewal term the monthly base rent will be $59,062.50.

Eco-System Partner Royalty Obligation

In April 2013, we entered into an agreement with Intel (the “Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below.  The Agreement required us to purchase certain equipment, which we purchased in 2013 and which we considered not a substantive milestone.   The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014, which we considered a substantive milestone.  We received $5 million in May 2013, which was non-refundable and is recorded as accrued liabilities in the accompanying consolidated balance sheet at June 30, 2015 and as deferred revenue at December 31, 2014.  Upon achieving the deliverables of the Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch sensors made directly to Intel or to those of Intel’s manufacturing partners that use Intel’s Preferred Price and Capacity License Agreement (“Designated Customers”).  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to Intel to make Intel whole on any remaining amounts due under the commission cap of $18.5 million.

In April 2014, we entered into the First Amendment to the Capacity License Agreement with Intel (the “Amended Agreement”).  The Amended Agreement modified the original Agreement terms as follows: 1) the inability of the Company to reach, by April 2014, the minimum production capability and the required quality standards specified in the Agreement no longer constitutes a material breach of the Agreement; 2) the total amount of cash proceeds to be received was reduced from $10 million to $5 million, which included the $5 million we received in May 2013; 3) the cap on the commission amount was reduced from $18.5 million to $6.25 million; 4) the term “commission” is defined as 10% of gross revenue from the sale of all sensors sold by the Company, which includes sales of sensors to all customers including, but not limited to, Intel and its Designated Customers; 5) if the Company becomes the subject of any proceeding under any bankruptcy, insolvency or liquidation law, the Company will assign all title and ownership to certain designated equipment (the “Equipment”) to Intel; and 6) if the Company materially breaches the Amended Agreement, which breach is not cured within 30 days after receipt of notice from Intel, the Company may choose to either (A) pre-pay the cap on the commission to Intel (less the total of all previously paid commissions) or (B) assign all title and ownership to the Equipment to Intel.  The only remaining milestone of the Amended Agreement is the capability to produce at least 1 million sensors units per month.

As the Company has discontinued its joint development activities with Kodak to develop, manufacture and market touch sensors based on the InTouch technology (Note 8), the Company is currently in discussions with Intel regarding the Capacity License Agreement.  Therefore the $5 million that Intel funded pursuant to the terms of the Capacity License Agreement to support the increase in production capacity for that technology has now been reclassified from deferred revenue to accrued liabilities in the accompanying balance sheet pending further discussion with Intel.

Class Action Litigation and Settlement

In June 2013, two purported class action complaints were filed in the United States District Court, Southern District of New York and the United States District Court, Southern District of Texas against the Company and our former CEO, former CFO, and former Chairman. The Southern District of New York complaint was voluntarily dismissed by plaintiff on July 2, 2013.  The surviving complaint, with the caption Fitzpatrick, Charles J. v. Uni-Pixel, Inc., et. al. (Cause No. 4:13-cv-01649), alleged that we and our officers and directors violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning our licensing agreements and product development  (the “Class Action Litigation”).  The complaint sought unspecified damages on behalf of a purported class of purchasers of our common stock during the period from December 7, 2012 to May 31, 2013.  On July 25, 2014, the judge granted in part and denied in part our motion to dismiss the case, significantly limiting the claims remaining in the Class Action Litigation.  On August 25, 2014, we filed an answer to the complaint.  In November 2014, we entered into a memorandum of understanding to settle the Class Action Litigation.  The proposed settlement would result in a payment of $2.35 million in cash to the settlement class, inclusive of fees and expenses. In addition, we agreed to issue $2.15 million in common stock to the settlement class with a range of shares of common stock between 358,333 shares and 430,000 shares, calculated by using the trailing 5 day average stock price from the date of Court approval of the settlement. On April 30, 2015, the Court approved the settlement of the Class Action Litigation on the terms set forth above. As a result, the Company issued 430,000 shares of common stock. The cash payment portion of the settlement of $2.35 million was paid from insurance proceeds. The common stock portion of this settlement, totaling $2,150,000, is included in other expense and in current liabilities (Settlement of Class Action and Derivative Lawsuits) on the accompanying consolidated financial statements. Following the issuance of the common stock in May 2015, this amount was reclassified to Additional Paid In Capital and Common Stock.

Shareholder Derivative Litigation

On February 19, 2014, a shareholder derivative lawsuit, Jason F. Gerzseny v. Reed J. Killion, et. al., was filed in the 165th Judicial District in Harris County, Texas.  On February 21, 2014, another shareholder derivative lawsuit, Luis Lim v. Reed J. Killion, et. al., was also filed in Harris County district court.  Both complaints alleged various causes of action against certain of the Company’s current and former officers and directors, including claims for breach of fiduciary duty, corporate waste, insider selling, and unjust enrichment.  On April 8, 2014, these derivative actions were consolidated into one action, captioned In re Uni-Pixel, Inc., Shareholder Derivative Litigation (Cause No. 2014-08251) (the “Shareholder Derivative Litigation”), and on September 9, 2014, plaintiff filed an amended consolidated complaint. On April 13, 2015, the Court approved the settlement of the Shareholder Derivative Litigation, which required the payment of $150,000 in cash and the issuance of 20,833 shares of the common stock. The cash payment portion of the settlement was paid from insurance proceeds. The common stock portion of the settlement, totaling $125,000, is included in other expense and in current liabilities (Settlement of Class Action and Derivative Lawsuits) on the accompanying consolidated financial statements. Following issuance of the common stock in April 2015, this amount was reclassified to Additional Paid In Capital and Common Stock.

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

Employment agreements

As of June 30, 2015, the Company does not have any employment agreements outstanding.  The Company has agreed that, if the employment of Jeff Hawthorne, the Company’s Chief Executive Officer and President, is terminated as a result of a Change of Control, Mr. Hawthorne will receive a severance payment consisting of 2 times his annual base salary and all unvested options and restricted shares of stock shall become vested immediately.  The Company has also agreed that, if the employment of Christine Russell, the Company’s Chief Financial Officer, is terminated during the period that begins when negotiations for a Change in Control (as defined in the offer letter dated May 21, 2015) begin and ends on the six month anniversary of the closing of the Change in Control transaction and such termination is not a termination for any other reason, (i) Ms. Russell will receive a severance payment equal to one year of her annual salary, (ii) all unvested equity awards she may have received during her employment will, to the extent that such awards are unvested, immediately vest and (iii) should she elect to continue to receive group health benefits under COBRA, for a period of 12 months following her termination the Company will pay the premiums for her continuation coverage, up to a maximum of $1,500 per month.

Note 4 —Equity, Stock Plan and Warrants

Common Stock

During the six months ended June 30, 2015, we (1) issued 12,500 shares of common stock for cash in connection with the exercise of stock options; (2) issued 105,017 shares of common stock to various directors, officers and employees as stock awards; (3) issued 20,833 shares of common stock for the settlement of the derivative lawsuit; (4) issued 430,000 shares of common stock for the settlement of the class action lawsuit; and (5) issued 1,311,692 shares of common stock to convert $3,700,000 of principal and $167,437.50 of interest into shares of commons stock.

During the six months ended June 30, 2014, we (1) issued 4,000 shares of common stock for cash in connection with the exercise of stock options; (2) issued 64,699 shares of common stock as a result of the cashless exercise of warrants; and (3) issued 35,634 shares of common stock to various directors and officers as stock awards;

Restricted Stock

Total compensation expense recognized for restricted stock was approximately $0.7 million and $0.5 million for the six months ended June 30, 2015 and June 30, 2014, respectively.  The Company has recorded approximately $0.5 million of restricted stock expense in selling, general and administrative expenses and approximately $0.2 million in research and development expense for the six months ended June 30, 2015 and approximately $0.2 million of restricted stock expense in selling, general and administrative expenses and approximately $0.3 million in research and development expense for the six months ended June 30, 2014.

At June 30, 2015, there was $1.4 million of total unrecognized compensation cost related to non-vested shares of restricted stock which is expected to be recognized over a weighted-average period of 0.68 years.  There were 105,017 shares of restricted stock, net that became vested during the six months ended June 30, 2015.

Stock Incentive Plans

The Company has adopted four stock incentive plans: the 2005 Stock Incentive Plan, the 2007 Stock Incentive Plan, the 2010 Stock Incentive Plan and the 2011 Stock Incentive Plan (collectively, the “Stock Incentive Plans”).  The Stock Incentive Plans allow for an aggregate of up to 3,900,001 shares of our common stock to be awarded through incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares and other types of awards.

Our Stock Incentive Plans are administered by our Board of Directors, which has the sole discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.  As of June 30, 2015, there were 1,191,489 shares available for issuance under the Stock Incentive Plans.

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards:

Total compensation expense recognized for options was approximately $0.9 million and $1.2 million for the six months ended June 30, 2015 and June 30, 2014, respectively.  The Company has recorded approximately $0.3 million of stock compensation expense in selling, general and administrative expenses and approximately $0.6 million in research and development expense for the six months ended June 30, 2015 and approximately $0.4 million of stock compensation expense in selling, general and administrative expenses and approximately $0.8 million in research and development expense for the six months ended June 30, 2014.

A summary of the changes in the total stock options outstanding during the six months ended June 30, 2015 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding and expected to vest, at December 31, 2014	2,061,344	$10.00
Granted	39,000	$6.14
Forfeited or expired	(242,767)	$12.73
Exercised	(12,500)	$6.00
Outstanding and expected to vest, at June 30, 2015	1,845,077	$9.59
Vested and exercisable at June 30, 2015	1,694,005	$9.00

The fair values of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended June 30, 2015	Three Months ended June 30, 2014	Six Months ended June 30, 2015	Six Months ended June 30, 2014
Expected life (years)	na	5 years	5 years	5 years
Interest rate	na	1.61 to 1.74%	1.31 to 1.57%	1.61 to 1.74%
Dividend yield	na	—	—	—
Volatility	na	129.58 to 130.03%	144.34 to 147.50%	129.58 to 130.03%
Forfeiture rate	na	—	—	—
Weighted average fair value of options granted	na	$7.19	$5.00	$7.19

At June 30, 2015, there was $1.5 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.76 years.  There were approximately 0.0 million, net options that became vested during the six months ended June 30, 2015.

Common Stock Warrants

As of June 30, 2015, the Company has 1,441,580 common stock warrants outstanding with a weighted average exercise price of $8.81 per share.  Information regarding outstanding warrants as of June 30, 2015 is as follows:

Grant date	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
June 10, 2009	15,796	15,796	$7.50	3.93
August 31, 2009	24,934	24,934	$7.50	3.93
October 2, 2009	205,000	205,000	$5.00	4.33
March 15, 2010	8,337	8,337	$7.50	4.50
April 5, 2010	930	930	$7.50	4.50
December 15, 2010	35,462	35,462	$6.00	0.42
April 16, 2015	1,151,121	1,151,121	$9.63	4.75

Total	1,441,580	1,441,580

Note 5 — Property and Equipment

A summary of the components of property and equipment at June 30, 2015 and December 31, 2014 are as follows:

	Estimated Useful Lives	June 30, 2015	December 31, 2014
Production equipment	3 years	$1,395,255	$—
Research and development equipment	3 to 5 years	13,838,235	13,667,869
Leasehold improvements	5 years	385,323	385,323
Computer equipment	5 years	97,740	97,740
Office equipment	3 to 5 years	95,144	95,144
Construction-in-progress		400,000	121,624
		16,211,697	14,367,700
Accumulated depreciation		(14,163,511)	(10,867,375)
Property and equipment, net		$2,048,186	$3,500,325

Depreciation and amortization expense of property and equipment for the six months ended June 30, 2015 and June 30, 2014 was approximately $3.3 million and $3.0 million, respectively.

Note 6 — Senior Secured Convertible Notes and Warrants

Concurrent with the consummation of the XTouch acquisition, on April 16, 2015 (the “Effective Date”), and pursuant to a Securities Purchase Agreement, we sold $15 million in Senior Secured Convertible Notes (the “Notes”), together with warrants for the purchase of 1,151,121 shares of our common stock (the “Warrants”), to two accredited investors (the “Investors”). The number of shares of common stock subject to the Warrants equaled 65% of the number of shares of common stock the Investors would receive if the Notes were converted at the Conversion Price (as defined below) on the trading day immediately prior to the Effective Date.

The Notes accrue simple interest at the rate of 9% per year (“Interest”). The Notes together with all accrued and unpaid Interest are due and payable on April 16, 2016 (the “Maturity Date”). The Investors may, at any time, elect to convert the Notes into shares of our common stock at the conversion price, subject to certain beneficial ownership limitations. The conversion price is $8.47 per share (the “Conversion Price”), subject to adjustment as set forth in the Notes for stock splits, dividends, recapitalizations and similar events, which equaled 110% of the last closing price of our common stock prior to the execution and delivery of the Securities Purchase Agreement.

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

Pursuant to the terms of the Securities Purchase Agreement, we agreed to seek shareholder approval within 60 days of the Effective Date for the issuance of all shares underlying the Notes and the Warrants, as required by NASDAQ Listing Rule 5635(d). So long as shareholder approval is obtained within 60 days of the Effective Date and so long as we have satisfied, or the Investors have waived, certain conditions set forth in the Securities Purchase Agreement, the Investors have committed to investing an additional $5 million of Notes that will be funded on our request within 10 trading days of (a) our receipt shareholder approval and (b) the Registration Statement Effective Date. If such additional Notes are purchased, the number of shares of common stock issuable pursuant to the Warrants will be automatically increased pursuant to their terms.

We have agreed to keep at least $6 million ($8 million if the additional $5 million is funded) of restricted cash on our balance sheet at all times until the Maturity Date or until the outstanding principal amount of the Notes is less than $6 million (or less than $8 million if the additional $5 million is funded), at which time the amount of restricted cash we are required to keep on our balance sheet will be adjusted downward, dollar for dollar.

As additional security for repayment of the Notes, Uni-Pixel Displays, Inc. entered into to a Guarantee Agreement in favor of the Investors.

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

Cowen and Company, LLC acted as our financial advisor in the acquisition of the assets and as our placement agent in the financing transaction.  We paid Cowen and Company, LLC approximately $1.7 million for these services.

On April 16, 2015, the Company determined that the Notes had a carrying amount of $3,049,908.  The Company utilized a binomial model in determining the fair market value of the Warrants of $5,980,394.

The Company also determined there was a beneficial conversion feature (“BCF”) as a result of the intrinsic value between the effective exercise price and the market price at the time of conversion of $5,969,698.  The BCF was included in additional paid in capital.  As a result of the down-round protection on the warrants, they have been accounted for as a liability upon issuance and June 30, 2015.

At inception, the Notes balance and unamortized discount were as follows:

Notes	$15,000,000
Discount attributable to warrants	(5,980,394)
Discount attributable to BCF	(5,969,698)
Carrying amount of Notes at inception	$3,049,908

As of June 30, 2015, one of the two Investors was issued and aggregate of 1,311,692 shares of common stock when the Investor converted $3,700,000 of principal and $167,437.50 of interest into shares of commons stock.

At June 30, 2015, the unamortized discount on the Notes is approximately $8,828,150.  The following table reflects the Notes at June 30, 2015:

Notes	$11,300,000
Less: Current portion of Notes discount	(8,828,150)
Carrying amount of Notes at June 30, 2015	$2,471,850

The following table summarizes the charges to interest, amortization and other expense, net for the six months ended June 30, 2015:

Interest expense on Notes	$232,313
Accretion of Note discount	$3,121,942

Note 7 — Agreements with Atmel Corporation and CIT Technology LTD.

Atmel Corporation Asset Acquisition and License Agreements

On April 16, 2015 (the “Effective Date”), Uni-Pixel Displays, Inc. (“Displays”) acquired from Atmel Corporation (“Atmel”), pursuant to the terms of a Purchase and Sale Agreement, a Patent License Agreement, an IP License Agreement, a Bill of Sale and Assignment and Assumption Agreement and two leases for real property, certain assets used for the production of capacitive touch sensors comprised of fine lines of copper metal photo lithographically patterned and plated on flexible plastic film (the “Touch Sensors”). $450,000 was paid for the machinery, parts and equipment needed to manufacture the Touch Sensors and the existing inventory on hand. Displays paid this amount with a secured promissory note due on or before the earlier of (i) the second anniversary of the Effective Date or (ii) the sale of equity and/or debt securities after the Effective Date pursuant to which Displays or any affiliate of our receives gross proceeds of no less than $5 million. While the promissory note is secured, the security interest will be subordinate to the security interest held by the Investors, as discussed in Note 6. Interest accrues on the unpaid principal amount at a rate equal to 2% per annum compounded semi-annually and is to be paid in arrears semi-annually, commencing with the six-month anniversary of the Effective Date. Displays has granted to Atmel a security interest in the purchased assets and all accounts receivable subsequently arising from Display’s manufacture and sale of Touch Sensors and all proceeds therefrom. Pursuant to the Purchase and Sale Agreement, Displays assumed certain liabilities of Atmel, including open purchase and supply orders, related to the Touch Sensor business.

Through the Patent License Agreement, Atmel licensed to Displays a non-sublicensable, worldwide, royalty-bearing license under its Touch Sensors patents to make or have made, use, offer for sale, sell, and import the Touch Sensors. In consideration for this license, Displays agreed to pay an annual royalty fee during the initial five year term of the license (the “Initial Term”) of the greater of $3.25 million or 3.33% of the total net sales (as defined in the Patent License Agreement) of the Touch Sensors during the Initial Term. Displays has the right to renew the license for a term of 10 years. If Displays exercises this right, the annual royalty fee will consist of 2.5% of the total net sales of the Touch Sensors until it reaches a total of $16.75 million, at which time no further annual royalty fees will be due. Upon execution of the Patent License Agreement, Displays paid a non-refundable, non-returnable prepayment of minimum annual royalty fees of $9.33 million (the “Royalty Prepayment”). The Royalty Prepayment will be applied to the annual royalty fees Displays owes under the Patent License Agreement. If, during the Initial Term, Displays’ cash balances as of the quarter end immediately prior to the date of the royalty period to which an unpaid annual royalty relates is less than $30 million, it may pay the annual royalty fee with a secured promissory note. If Displays decides to pay the annual royalty fee with a secured promissory note, the security interest will be subordinate to the security interest held by the Investors, as discussed in Note 6. Atmel has agreed that it will not enter into a license agreement for the licensed patents that is effective prior to the second anniversary of the Effective Date.

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

As part of the asset acquisition, Displays also entered into leases with Atmel Corporation for Building 2 and Building 4, both of which are located at 1150 E. Cheyenne Mountain Boulevard, Colorado Springs, Colorado. The term of each lease is 18 months (the “Primary Lease Term”). The term of each lease may be extended for two additional six month periods. During the Primary Lease Term, the initial base rent for each of Building 2 and Building 4 will be $100 per month. During the first renewal term, the monthly base rent for Building 2 will be $5,625 and during the second renewal term the monthly base rent will be $8,437.50. During the first renewal term, the monthly base rent for Building 4 will be $39,375 and during the second renewal term the monthly base rent will be $59,062.50. Aside from the base rent, Displays is responsible for the payment of its share of operating expenses attributable to the buildings, real estate taxes attributable to the buildings, sales and personal property taxes, utilities and additional services provided by Atmel (as defined in the leases).

Transition Services Agreement

In conjunction with the above-described transaction, Displays and Atmel entered into a Transition Services Agreement. Pursuant to the Transition Services Agreement, Atmel agreed to provide the following services for the periods described: (i) quality assurance and failure analysis services for the XTouch Touch Sensors for a period of six months starting from the Effective Date, (ii) operations services for a period of 30 days starting from the Effective Date and (iii) other services, as those are defined in the Transition Services Agreement, for a period of three months starting from the Effective Date. In exchange for the services, Displays has agreed to pay reasonable and documented direct costs incurred by Atmel in performing the services together with actual out-of-pocket third-party expenses reasonably incurred by Atmel in providing the services. The service fees include, but are not limited to, (a) the actual out-of-pocket employment costs (base salary, payroll taxes and out-of-pocket medical benefits) for the individuals performing the services (based on the actual time expended by such individuals in performing the services), (b) costs of materials, (c) the actual out-of-pocket third-party expenses reasonably incurred by Atmel in providing the services, and (d) direct supervisory and management expenses incurred by Atmel in providing the services. On the Effective Date, we paid $400,000 to Atmel, which was applied against certain designated services.  After this amount has been fully applied, we will pay all other amounts within 30 calendar days after our receipt of an invoice.

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

Through the CIT Patent License Agreement, CIT licensed to Displays a non-sublicensable, worldwide, royalty-bearing license under its fine line technology (“FLT”) patents to make or have made, use, offer for sale, sell, and import licensed FLT products (the “Licensed Products”), which are defined as capacitive touch sensors comprising fine lines of copper metal printed on flexible plastic film. In consideration for this license, Displays agreed to pay an annual royalty fee during the initial five year term of the license (the “Initial License Term”) of the greater of $1.65 million or 1.67% of the total net sales (as defined in the CIT Patent License Agreement) of the Licensed Products during the Initial License Term. Displays has the right to renew the license for a term of 10 years. If Displays exercises this right, the annual royalty fee will consist of 1.67% of the total net sales of the Licensed Products until it reaches a total of $8.25 million, at which time no further annual royalty fees will be due. Further, the total royalty fees payable for the initial 5 year term and the subsequent 10 year term is capped at $30 million. Upon execution of the CIT Patent License Agreement, Displays paid a non-refundable, non-returnable prepayment of minimum annual royalty fees of $4.67 million (the “CIT Royalty Prepayment”). The CIT Royalty Prepayment will be applied to the annual royalty fees Displays owes under the CIT Patent License Agreement. If, during the Initial License Term, Displays’ cash balances as of the quarter end immediately prior to the date of the royalty period to which an unpaid annual royalty relates is less than $30 million, Displays may pay the annual royalty fee with a secured promissory note. If Displays decides to pay the annual royalty fee with a secured promissory note, the security interest will be subordinate to the security interest held by the Investors, as discussed in Note 6. CIT has agreed that it will not enter into a license agreement for the licensed patents as they relate to the Licensed Products that is effective prior to the second anniversary of the Effective Date.

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

Because Displays intended to transfer the coated film manufacturing process to the facility in Colorado Springs, Colorado within 100 days of the Effective Date, CIT agreed to provide reasonable assistance to (i) train the Displays’ staff at its facilities in Cambridge, England in the operation of the coating line and the manufacture of ink, (ii) make CIT personnel available to travel to the facility in Colorado Springs, Colorado to train Displays’ personnel in the operation of the coating line, (iii) advise Displays on the procurement of inks, chemicals and equipment necessary to manufacture the coated film and (iv) provide Displays with information regarding the chemicals, materials and consumable items needed for the manufacturing process. Any reasonable costs and expenses incurred by CIT in relation to these requirements will be reimbursed to CIT by Displays.

Note 8 — Loss on Discontinued Operations

On April 22, 2015, the Company, through its wholly owned subsidiary, Uni-Pixel Displays, Inc. (“Displays”), exercised its right to terminate that certain Manufacturing Facility Installation and Supply Agreement dated April 15, 2013 (the “Supply Agreement”), which was entered into by Displays and Eastman Kodak Company (“Kodak”). The term of the Supply Agreement was to end on December 31, 2017.

Uni-Pixel did not renew that certain Joint Development Agreement dated February 5, 2013, also with Kodak, which was related to flexible patterned conductive films.

In connection with the discontinued operations, the Company took a $7.6 million write down on equipment in the second quarter of 2015.

Note 9 — Fair Value Measurements

The Company accounts for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period and non-financial assets and liabilities that are remeasured and reported at fair value at least annually.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company’s financial assets consist solely of cash and cash equivalents and accounts receivable. The derivative liability is a Level 3 financial liability.  The change in Level 3 financial instruments were as follows:

Balance at December 31, 2014	$--
Fair value of warrants on April 16, 2015	5,980,394
Gain on change in fair value of warrants	(3,121,942)
Balance at June 30, 2015	$2,080,551

Note 10 — Revenue and Credit Concentrations

During the six months ended June 30, 2015 and 2014, revenues by customers with more than 10% of revenue were as follows:

	Six months ended June 30, 2015		Six months ended June 30, 2014
	Amount	%	Amount	%
Company A	$842,320	62%	$-	-%
Company B	438,265	32%	-	-
Total	$1,280,495	94%	$-	-%

As of June 30, 2015 and December 31, 2014 customers with more than 10% of accounts receivables balances were as follows:

	As of June 30, 2015		As of December 31, 2014
	Amount	%	Amount	%
Company A	$595,238	57%	$-	-%
Company B	438,265	42%	-	-
Total	$1,033,503	99%	$-	-%

Note 11 — Subsequent Event

On July 15, 2015, the Company issued 25,433 shares of its common stock, $0.001 par value, to Hudson Bay Master Fund Ltd. in payment of $36,750 of interest.

On July 31, 2015, the Company granted 560,000 shares of restricted stock and 535,000 shares of stock options at an exercise price of $1.24.

On August 3, 2015, the Company issued 1,458,018 shares of its common stock, $0.001 par value, to Hudson Bay Master Fund Ltd. in payment of $1,500,000 of principal and $36,750 of interest.

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

Forward-looking statements in or incorporated by reference in this report include, without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources.  Investors are cautioned that such forward-looking statements involve risks and uncertainties.  Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements include, but are not limited to, the possibility that we will be unable to successfully combine the XTouch business and operations with our business and operations, the development of technologies superior to our technologies, the loss of key customers of the XTouch products, our inability to achieve cost savings following the acquisition of the XTouch business, the imposition of unanticipated liabilities as a result of the acquisition of the XTouch business, the rate and degree of market acceptance of our products, our ability to develop and market new and enhanced products, our ability to obtain financing as and when we need it, competition from existing and new products and our ability to effectively react to other risks and uncertainties described from time to time in our SEC filings, such as fluctuation of quarterly financial results, reliance on third party manufacturers and suppliers, litigation or other proceedings, government regulation and stock price volatility.

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

Recent Acquisition, Financing and Change in Business Strategy

On April 16, 2015 we acquired certain assets and licenses related to the manufacture of XTouch touch sensors from Atmel Corporation and CIT Technology Ltd. and we closed a private offering consisting of $15 million in principal amount of our Senior Secured Convertible Promissory Notes (the “Notes”) together with warrants. A more complete discussion of these transactions is included in Note 7 to our financial statements, which are included at Item 1of Part I of this report, and in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on April 17, 2015.

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

Our decision to change the focus of our business from developing and manufacturing InTouch sensors to manufacturing and selling XTouch touch sensors was based on, among other things, the pressure of declining prices and margin compression in the touch sensor market. We believe that our purchase of the XTouch technology will provide us with a stand-alone, go-to-market strategy that we expect to provide a better economic model and lead to a scalable business in a more rapid time frame.

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

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2015, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 26, 2015.

Derivative liabilities:  The Company, in accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing from Equity, convertible preferred shares are accounted for net, outside of shareholder’s equity and warrants are accounted for as liabilities at their fair value during periods where the full ratchet anti-dilution provision is in effect.

The warrants are accounted for a liability at their fair value at each reporting period.  The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings.  To derive an estimate of the fair value of these warrants, a binomial model is utilized that computes the impact of share dilution upon the exercise of the warrant shares.  This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect.

Revenue Recognition:  The Company sells its products to original equipment manufacturers (“OEMs”) and distributors and recognizes revenue when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured.  Allowances for sales returns and other credits are recorded at the time of sale.

Contracts and customer purchase orders are used to determine the existence of an arrangement.  Shipping documents are used to verify delivery.  The Company assesses whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.   The Company assesses collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.  Sales terms do not include post-shipment obligations except for product warranty.

Advance payments are deferred until shipment of product has occurred or the service has been rendered.

Revenue from licenses and other up-front fees are recognized on a ratable basis over the term of the respective agreement.

Revenue on certain fixed price contracts where we provide research and development services is recognized over the contract term based on achievement of milestones.  When the contracts provide for milestone or other interim payments, the Company will recognize revenue under the milestone method.  Contracts with Dell, Inc. (“Dell”) and Intel Corporation (“Intel”) entered into during 2012 and 2013, respectively, are being accounted for under the milestone method.  The milestone method requires the Company to designate all milestone payments within each contract as either substantive or non-substantive.  That conclusion is determined based upon a thorough review of each contract and the deliverables to be made by the Company pursuant to each contract.  For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payments is commensurate with the effort required to achieve such milestone or the value of the delivered item.  The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract.  For non-substantive milestones, including advance payments, the recognition of such payments is pro-rated to the substantive milestones.

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

Effective February 25, 2014, the Company and Dell entered into Amendment No. 1 to Statement of Work No. 1 (the “Amendment”).  The Amendment affirmed that the parties had agreed not to proceed with Phase 2 and Phase 3 as described in the Original Agreement and agreed that, as a result, no further payments were due to the Company.  The Amendment also revised the Milestone 2 due date from July 31, 2013 to June 30, 2014 and terminated the exclusivity option relating to notebook computers.  No further amendments to the Original Agreement have been entered into.

In April 2013, we entered into an agreement with Intel (the “Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below.  The Agreement required us to purchase certain equipment, which we purchased in 2013 and which we considered not a substantive milestone.   The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014, which we considered a substantive milestone.  We received $5 million in May 2013, which was non-refundable and is recorded as accrued liabilities in the accompanying consolidated balance sheet at June 30, 2015 and as deferred revenue at December 31, 2014.  Upon achieving the deliverables of the Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch™ Sensors made directly to Intel or to those of Intel’s manufacturing partners that use Intel’s Preferred Price and Capacity License Agreement (“Designated Customers”).  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to Intel to make Intel whole on any remaining amounts due under the commission cap of $18.5 million.

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

As the Company has discontinued its joint development activities with Kodak to develop, manufacture and market touch sensors based on the InTouch technology (Note 8), the Company is currently in discussions with Intel regarding the Capacity License Agreement.  Therefore the $5 million that Intel funded pursuant to the terms of the Capacity License Agreement, to support the increase in production capacity for that technology has now been reclassified from deferred revenue to accrued liabilities in the accompanying balance sheet pending further discussion with Intel.

Cost of Revenues, Selling, General and Administrative Expenses and Research and Development Expenses:  The primary purpose of our facilities in Colorado Spring, Colorado and The Woodlands, Texas is for manufacturing, to conduct research on the development, testing and delivery of our prototype devices, and to pursue the commercialization of our products.

If, in the future, the purposes for which we operate our facilities in Colorado Springs, Colorado and in The Woodlands, Texas, or any new facilities we open, changes, the allocation of the costs incurred in operating that facility between cost of sales and research and development expenses could change to reflect such operational changes.

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

RESULTS OF OPERATIONS

Comparison of the six months ending June 30, 2015 and 2014

REVENUES.  Revenues were $1,368,877 for the six months ended June 30, 2015 as compared to $0 for the six months ended June 30, 2014.  Revenues for the six months ended June 30, 2015 were mainly comprised of sales of XTouch sensors.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services and costs of manufacturing including internal labor costs and materials. Cost of revenues was $3,427,244 for the six months ended June 30, 2015 and $0 for the six months ended June 30, 2014.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 12% or approximately $696,000, to $6,643,790 for the six months ended June 30, 2015 from $5,947,951 for the six months ended June 30, 2014.  The major changes to selling, general and administrative expenses are as follows:

a)  Salaries and benefits increased by approximately $196,000 to $1,895,000 for the six months ended June 30, 2015 compared to $1,699,000 for the six months ended June 30, 2014 due to the following: salaries stayed constant at $806,000 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014; an increase in severance to $90,000 for the six months ended June 30, 2015 compared to $6,000 for the six months ended June 30, 2014; a decrease in stock compensation expense to $314,000 for the six months ended June 30, 2015 compared to $481,000 for the six months ended June 30, 2014; and an increase in restricted stock expense to $554,000 for the six months ended June 30, 2015 compared to $251,000 for the six months ended June 30, 2014;

b) Contract labor expense decreased by approximately $19,000 to $60,000 for the six months ended June 30, 2015 compared to $79,000 for the six months ended June 30, 2014;

c) Legal expense increased by approximately $244,000 to $795,000 for the six months ended June 30, 2015 compared to $551,000 for the six months ended June 30, 2014;

d) Accounting expense increased by approximately $20,000 to $111,000 for the six months ended June 30, 2015 compared to $91,000 for the six months ended June 30, 2014;

e) Office expense decreased by approximately $31,000 to $28,000 for the six months ended June 30, 2015 compared to $59,000 for the six months ended June 30, 2014;

f) Travel expense increased by approximately $15,000 to $173,000 for the six months ended June 30, 2015 compared to $158,000 for the six months ended June 30, 2014 primarily due to increased travel visiting potential customers and suppliers;

g) Depreciation and amortization expense increased by approximately $156,000 to $3,142,000 for the six months ended June 30, 2015 compared to $2,986,000 for the six months ended June 30, 2014.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $1,419,000, or 51%, during the six months ended June 30, 2015 to $4,199,067 from $2,779,744 for the six months ended June 30, 2014. The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $621,000 to $2,146,000 for the six months ended June 30, 2015 compared to $1,525,000 for the six months ended June 30, 2014 due to the following: an increase in salaries to $1,051,000 for the six months ended June 30, 2015 compared to $388,000 for the six months ended June 30, 2014; an increase in severance to $193,000 for the six months ended June 30, 2015 compared to $0 for the six months ended June 30, 2014; a decrease in stock compensation expense to $635,000 for the six months ended June 30, 2015 compared to $793,000 for the six months ended June 30, 2014; and a decrease in restricted stock expense to $176,000 for the six months ended June 30, 2015 compared to $263,000 for the six months ended June 30, 2014;

b) Consulting expense attributable to research and development increased by approximately $98,000 to $100,000 for the six months ended June 30, 2015 compared to $2,000 for the six months ended June 30, 2014;

c) Lab expense increased by approximately $546,000 to $1,547,000 for the six months ended June 30, 2015 compared to $1,001,000 for the six months ended June 30, 2014; and

d) Travel expense increased by approximately $164,000 to $209,000 for the six months ended June 30, 2015 compared to $45,000 for the six months ended June 30, 2014 primarily due to offsite management of research and development activities.

OTHER INCOME (EXPENSE), NET.

Debt issuance expense increased from $0 for the six months ended June 30, 2014 to $376,000 for the six months ended June 30, 2015, primarily due to the offering of the Notes completed in April 2015.

Gain on change in warrant liability increased from $0 for the six months ended June 30, 2014 to approximately $3,900,000 for the six months ended June 30, 2015, primarily due to the offering of the Notes completed in April 2015.

Accretion on convertible notes expense increased from $0 for the six months ended June 30, 2014 to approximately $3,122,000 for the six months ended June 30, 2015 due to the offering of the Notes completed in April 2015.

Interest expense, net, increased to expense of $227,869 for the six months ended June 30, 2015 as compared to income of $8,868 for the six months ended June 30, 2014, primarily due to the increased interest expense associated with the offering of the Notes completed in April 2015.

NET LOSS.   Net loss from continuing operations was $12,727,228 for the six months ended June 30, 2015, as compared to a net loss from continuing operations of $8,718,827 for the six months ended June 30, 2014.  Loss on discontinued operations was $8,701,390 for the six months ended June 30, 2015, as compared to a loss on discontinued operations of $3,535,472 for the six months ended June 30, 2014.  Net loss was $21,428,618 for the six months ended June 30, 2015, as compared to a net loss of $12,254,299 for the six months ended June 30, 2014.

Comparison of the three months ending June 30, 2015 and 2014

REVENUES.  Revenues were $1,362,127 for the three months ended June 30, 2015 as compared to $0 for the three months ended June 30, 2014.  Revenues for the three months ended June 30, 2015 were mainly comprised of sales of XTouch sensors.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services and costs of manufacturing including internal labor costs and materials.  Cost of revenues was $3,420,431 for the three months ended June 30, 2015 and $0 for the three months ended June 30, 2014.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 19% or approximately $599,000, to $3,678,122 for the three months ended June 30, 2015 from $3,079,547 for the three months ended June 30, 2014.  The major changes to selling, general and administrative expenses are as follows:

a)  Salaries and benefits increased by approximately $109,000 to $1,079,000 for the three months ended June 30, 2015 compared to $970,000 for the three months ended June 30, 2014 primarily due to the following: an increase in salaries to $491,000 for the three months ended June 30, 2015 compared to $413,000 for the three months ended June 30, 2014 due to an increase in the number of employees acquired in the XTouch transaction; an increase in severance to $90,000 for the three months ended June 30, 2015 compared to $6,000 for the three months ended June 30, 2014; a decrease in stock compensation expense to $147,000 for the three months ended June 30, 2015 compared to $219,000 for the three months ended June 30, 2014; an increase in restricted stock expense of $277,000 for the three months ended June 30, 2015 compared to $256,000 the three months ended June 30, 2014;

b) Contract labor expense decreased by approximately $2,000 to $40,000 for the three months ended June 30, 2015 compared to $42,000 for the three months ended June 30, 2014;

c) Legal expense increased by approximately $273,000 to $528,000 for the three months ended June 30, 2015 compared to $255,000 for the three months ended June 30, 2014;

d) Accounting expense increased by approximately $11,000 to $60,000 for the three months ended June 30, 2015 compared to $49,000 for the three months ended June 30, 2014;

e) Office expense decreased by approximately $3,000 to $23,000 for the three months ended June 30, 2015 compared to $26,000 for the three months ended June 30, 2014;

f) Travel expense increased by approximately $45,000 to $116,000 for the three months ended June 30, 2015 compared to $71,000 for the three months ended June 30, 2014 primarily due to increased travel visiting potential customers and suppliers;

g) Depreciation and amortization expense increased by approximately $93,000 to $1,576,000 for the three months ended June 30, 2015 compared to $1,483,000 for the three months ended June 30, 2014.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $144,000, or 11%, during the three months ended June 30, 2015 to $1,476,418 from $1,332,819 for the three months ended June 30, 2014. The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $117,000 to $857,000 for the three months ended June 30, 2015 compared to $740,000 for the three months ended June 30, 2014 primarily due to the following: an increase in salaries to $202,000 for the three months ended June 30, 2015 compared to $191,000 for the three months ended June 30, 2014; an increase in severance to $193,000 for the three months ended June 30, 2015 compared to $0 for the three months ended June 30, 2014; a decrease in stock compensation expense to $261,000 for the three months ended June 30, 2015 compared to $374,000 for the three months ended June 30, 2014; a decrease in restricted stock expense to $66,000 for the three months ended June 30, 2015 compared to $139,000 for the three months ended June 30, 2014;

b) Lab expense increased by approximately $4,000 to $462,000 for the three months ended June 30, 2015 compared to $458,000 for the three months ended June 30, 2014; and

c) Travel expense increased by approximately $14,000 to $39,000 for the three months ended June 30, 2015 compared to $25,000 for the three months ended June 30, 2014.

OTHER INCOME (EXPENSE), NET.

Debt issuance expense increased to $376,000 for the three months ended June 30, 2015 compared to $0 for the three months ended June 30, 2014 due to the offering of Notes completed in April 2015.

Gain on change in warrant liability increased from $0 for the three months ended June 30, 2014 to approximately $3,900,000 for the three months ended June 30, 2015, primarily due to the offering of the Notes completed in April 2015.

Accretion on convertible notes expense increased from $0 for the three months ended June 30, 2014 to approximately $3,122,000 for the three months ended June 30, 2015 due to the offering of the Notes completed in April 2015.

Interest expense, net, decreased to expense of $232,286 for the three months ended June 30, 2015 as compared to income of $4,068 for the three months ended June 30, 2014, primarily due to the increased interest expense associated with the offering of Notes completed in April 2015.

NET LOSS.   Net loss from continuing operations was $7,043,265 for the three months ended June 30, 2015, as compared to a net loss from continuing operations of $4,408,298 for the three months ended June 30, 2014.  Loss on discontinued operations was $8,701,390 for the three months ended June 30, 2015, as compared to a loss on discontinued operations of $1,658,051 for the three months ended June 30, 2014.  Net loss was $15,744,655 for the three months ended June 30, 2015, as compared to a net loss of $6,066,349 for the three months ended June 30, 2014.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. Until our products begin to earn enough revenue to support our operations, which may never happen, we will continue to be highly dependent on financing from third parties.  On April 16, 2015, we sold $15 million in principal amount of the Notes.  The Notes allow us to pay installments of principal and interest with shares of our common stock so long as certain conditions, defined as “Equity Conditions” in the Notes, are met.  We cannot currently meet all of the Equity Conditions.  As a result, the holders of the Notes would not be required to accept shares of our common stock in payment of the installments of principal and interest due under the Notes.  If we are required to pay the installments of principal and interest with cash, our liquidity could be materially and adversely affected.

Operating Activities

Cash used in operating activities during the six months ended June 30, 2015 was $8,289,347 as compared to cash used in operating activities during the six months ended June 30, 2014 of $8,059,005.

Investing Activities

Cash used for investing activities during the six months ended June 30, 2015 was $14,448,741 as compared to $978,902 of cash used for the six months ended June 30, 2014.  The use of cash for investing activities during the six months ended June 30, 2015 consisted of $14.0 million for the purchase of prepaid licenses.

Financing Activities

Historically, we have financed our operating and investing activities primarily from the proceeds of private placements and public offerings of common stock, convertible investor notes, and a preferred stock offering.

The total net cash provided by financing activities was $7,270,027 for the six months ended June 30, 2015, which includes:

•	$6,000,000 increase in cash restricted for note payable;
•	$75,000 of net proceeds from the exercise of stock options; and
•	$13,195,027 of net proceeds from the issuance of the Notes, less debt issuance costs.

The total net cash provided by financing activities was $28,520 for the six months ended June 30, 2014, which was made up of net proceeds from the exercise of stock options.

Working Capital

As of June 30, 2015, we had a cash balance of approximately $14.2 million, including $6.0 million restricted cash, and working capital of $11.7 million.  We cannot assure that our technology will be broadly accepted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, we have no committed source of financing and we cannot assure that we will be able to raise money as and when we need it to continue our operations. We filed a Form S-3 shelf registration statement with the Securities and Exchange Commission on April 28, 2015 that was declared effective by the Commission on July 10, 2015.  The registration statement will allow us to issue up to an aggregate of $75,000,000 in value of common stock, preferred stock, warrants and units from time to time as market conditions permit.  This equity funding may be used to enable further investment in our technology and product development and to maintain a strong balance sheet as we pursue the expansion of the markets for our products.  This information does not constitute an offer of any securities for sale.  However, if we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2015, management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management concluded that, as of June 30, 2015, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Class Action Litigation and Settlement

In June 2013, two purported class action complaints were filed in the United States District Court, Southern District of New York and the United States District Court, Southern District of Texas against the Company and our former CEO, former CFO, and [former?] Chairman. The Southern District of New York complaint was voluntarily dismissed by plaintiff on July 2, 2013.  The surviving complaint, with the caption Fitzpatrick, Charles J. v. Uni-Pixel, Inc., et. al. (Cause No. 4:13-cv-01649), alleged that we and our officers and directors violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning our licensing agreements and product development (the “Class Action Litigation”).  The complaint sought unspecified damages on behalf of a purported class of purchasers of our common stock during the period from December 7, 2012 to May 31, 2013.  On July 25, 2014, the judge granted in part and denied in part our motion to dismiss the case, significantly limiting the claims remaining in the Class Action Litigation.  On August 25, 2014, we filed an answer to the complaint.  In November 2014, we entered into a memorandum of understanding to settle the Class Action Litigation.  The proposed settlement would result in a payment of $2.35 million in cash to the settlement class, inclusive of fees and expenses. In addition, we agreed to issue $2.15 million in common stock to the settlement class with a range of shares of common stock between 358,333 shares and 430,000 shares, calculated by using the trailing 5 day average stock price from the date of Court approval of the settlement. On April 30, 2015, the Court approved the settlement of the Class Action Litigation on the terms set forth above. As a result, the Company issued 430,000 shares of common stock. The cash payment portion of the settlement of $2.35 million was paid from insurance proceeds.

Shareholder Derivative Litigation

On February 19, 2014, a shareholder derivative lawsuit, Jason F. Gerzseny v. Reed J. Killion, et. al., was filed in the 165th Judicial District in Harris County, Texas.  On February 21, 2014, another shareholder derivative lawsuit, Luis Lim v. Reed J. Killion, et. al., was also filed in Harris County district court.  Both complaints alleged various causes of action against certain of the Company’s current and former officers and directors, including claims for breach of fiduciary duty, corporate waste, insider selling, and unjust enrichment.  On April 8, 2014, these derivative actions were consolidated into one action, captioned In re Uni-Pixel, Inc., Shareholder Derivative Litigation (Cause No. 2014-08251) (the “Shareholder Derivative Litigation”), and on September 9, 2014, the plaintiff filed an amended consolidated complaint. On April 13, 2015, the Court approved the settlement of the Shareholder Derivative Litigation, which required the payment of $150,000 in cash and the issuance of 20,833 shares of common stock. The cash payment portion of the settlement was paid from insurance proceeds.

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

We could be required to make substantial cash payments upon our failure to meet the Equity Conditions required by the Notes or in an event of default or change of control under the Notes.  If we are required to make these payments with cash rather than with shares of our common stock, our liquidity could be materially and adversely affected.

In order to pay the principal and interest due under the Notes with shares of our common stock, we must meet certain Equity Conditions, as defined in the Notes.  We cannot currently meet all of the Equity Conditions.  As a result, the holders of the Notes would not be required to accept shares of our common stock in payment of the installments of principal and interest due under the Notes.

In additions, the Notes provide for events of default including, among others, payment defaults, cross defaults, material breaches of any representations or warranties, breaches of covenants that are not cured within the applicable time period, failure to perform certain required activities in a timely manner, failure to comply with the requirements under the Registration Rights Agreement, suspension from trading or failure of our common stock to be listed on an eligible market for certain periods and certain bankruptcy-type events involving us or a subsidiary.

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

Under the terms of the Notes, in the event of transactions involving a change of control, the holders of the Note will have the right to require us to redeem all or any portion of the Notes in cash, at a price with a redemption premium of 125% calculated by the formula specified in the Notes.

If the holders of the Notes require that we pay installments of principal and interest in cash, or if an event of default or change of control occurs, our available cash could be seriously depleted and our ability to fund operations could be materially harmed.

If the anti-dilution provisions of the Warrants are triggered, there would be a decrease in the exercise price.

Although the initial exercise price of the Warrants is $9.63, which was a premium to the price of our common stock prior to the closing of $7.70, the Warrants contain provisions that could adjust the exercise price downward. The Warrants contains a weighted average price protection provision that is operable for the first year following issuance of the Warrant, and full ratchet protection for the remaining four years.

Our repayment obligations to the holders of the Notes are secured by a perfected first priority security interest on all of our assets.

Our obligations to the holders of the Notes are secured by a lien on all of our assets pursuant to a pledge and security agreement, which was entered into with respect to the issuance of the Notes. If we default under the terms of the Notes, the holders of the Notes may exercise various remedies against us, including acceleration of the entire remaining principal amount of the Notes and all accrued and unpaid interest thereon, and remedies against the collateral we pledged. An acceleration of the Notes or an exercise of remedies against our assets as collateral could have a material adverse effect on our ability to conduct our business or could force us to invoke legal measures to protect our business, including, but not limited to, filing for protection under the U.S. Bankruptcy Code.

We may not be able to successfully integrate the production of the XTouch Touch Sensors into our ongoing business operations, which may result in our inability to fully realize the intended benefits of the asset acquisition and license transactions, or may disrupt our current operations, which could have a material adverse effect on our business, financial position and/or results of operations.

We are in the process of integrating the production of the XTouch Touch Sensors into our business, and this process may absorb significant management attention, produce unforeseen operating difficulties and expenditures and may not produce the favorable business and market opportunities the asset acquisition and license transactions were intended to provide. If we fail to successfully integrate the XTouch business into our business, our business, financial position and results of operations could be materially adversely affected.

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

ITEM 6.  EXHIBITS.

Exhibit No.	Description of Document
3.1	Composite Certificate of Incorporation of Uni-Pixel, Inc. (1)
3.2	Amended and Restated Bylaws of Uni-Pixel, Inc. (2)
10.1	Purchase and Sale Agreement by and between Uni-Pixel Displays, Inc. as Buyer and Atmel Corporation as Seller (3)
10.2	XTouch Patent License Agreement between Uni-Pixel Displays, Inc. and Atmel Corporation (3)
10.3	XTouch Intellectual Property License Agreement between Uni-Pixel Displays, Inc. and Atmel Corporation (3)
10.4	Transition Services Agreement between Uni-Pixel Displays, Inc. and Atmel Corporation (3)
10.5	Lease Agreement by and between Atmel Corporation as Lessor and Uni-Pixel Displays, Inc. as Lessee (Building 2) (3)
10.6	Lease Agreement by and between Atmel Corporation as Lessor and Uni-Pixel Displays, Inc. as Lessee (Building 4) (3)
10.7	Secured Promissory Note (3)
10.8	Bill of Sale and Assignment and Assumption Agreement (3)
10.9	FLT (Fine Line Technology) Patent License between Uni-Pixel Displays, Inc. and CIT Technology Limited (3)
10.10	FLT (Fine Line Technology) Intellectual Property License between Uni-Pixel Displays, Inc. and CIT Technology Limited (3)
10.11	Agreement for the Provision of Manufacturing and Technology Transfer Services between CIT Technology Limited and Uni-Pixel Displays, Inc. (3)
10.12	Form of Securities Purchase Agreement between Uni-Pixel, Inc. and the investors listed on the Schedule of Buyers (3)
10.13	Form of Senior Secured Convertible Note (3)
10.14	Form of Registration Rights Agreement between Uni-Pixel, Inc. and the investors listed on the Schedule of Buyers (3)
10.15	Form of Warrant (3)
10.16	Pledge and Security Agreement made by Uni-Pixel, Inc. and Uni-Pixel Displays, Inc. in favor of Hudson Bay Master Fund Ltd. as Collateral Agent (3)
10.17	Guaranty Agreement issued by Uni-Pixel Displays, Inc. in favor of the investors listed on the Schedule of Buyers (3)
10.18	Form of Lock-Up Agreement (3)
31.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4) (5)
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4) (5)
101.INS	XBRL Instance Document (4)
101.SCH	XBRL Taxonomy Extension Schema (4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)
101.LAB	XBRL Taxonomy Extension Label Linkbase (4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1) Previously filed as an exhibit to Post-Effective Amendment No. 1 to the Company’s S-1 registration statement, number 333-169279 which was filed with the SEC on December 10, 2010 and incorporated by reference hereto.

(2) Previously filed as an exhibit to the Company’s Form 10-SB, filed on February 18, 2005, and incorporated by reference hereto.
(3) Previously filed as an exhibit to the Company’s Form 8-K, filed on April 17, 2015, and incorporated by reference hereto.
(4) Filed herewith
(5) The certification attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on From 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

August 4, 2015	By:	/s/ Jeff A. Hawthorne
Date		Jeff A. Hawthorne, Chief Executive Officer and President

	By:	/s/ Christine A. Russell
Christine A. Russell, Chief Financial Officer