Form 10-Q
period 2015-09-30
Uni-Pixel
filed 2015-11-02
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

COMMISSION FILE NUMBER: 0-49737

UNI-PIXEL, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	75-2926437
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4699 Old Ironsides Drive, Suite 300
Santa Clara, California 95054
 (Address of Principal Executive Offices)

(408) 800-4047
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

As of October 31, 2015, the issuer had 19,562,599 shares of issued and outstanding common stock, par value $0.001 per share.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
Uni-Pixel, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,178	$23,663
Restricted cash	6,004	—
Account receivable, net	932	—
Inventory	1,178	—
Debt issuance costs	978	—
Assets held for sale	—	7,609
Prepaid licenses	4,900	—
Prepaid expenses	1,006	122

Total current assets	17,176	31,394

Property and equipment, net of accumulated depreciation of $4,226 and $10,867, at September 30, 2015 and December 31, 2014, respectively	1,935	3,500
Restricted cash	—	18
Other long-term assets	13
Prepaid licenses, net of current portion	6,854	—

Total assets	$25,978	$34,912

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,098	$281
Accrued liabilities	5,305	—
Settlement of class action and derivative lawsuits	—	2,275
Convertible notes payable	1,646	—
Derivative liability	989	—
Deferred revenue	35	5,000

Total current liabilities	9,073	7,556

Royalty liability	1,403	—
Long term debt	461	—

Total liabilities	10,937	7,556

Commitments and contingencies (Note 3)	—	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 19,467,290 shares issued and outstanding at September 30, 2015 and 12,350,715 shares issued and outstanding at December 31, 2014	19	12
Additional paid-in capital	158,640	139,512
Accumulated deficit	(143,618)	(112,168)

Total shareholders’ equity	15,041	27,356

Total liabilities and shareholders’ equity	$25,978	$34,912

 See accompanying notes to these unaudited condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$1,498	$—	$2,867	$—

Cost of revenues	4,701	—	8,128	—

Gross margin	(3,203)	—	(5,261)	—

Selling, general and administrative expenses	1,724	2,929	8,368	8,877
Research and development	1,491	2,694	5,690	5,473

Operating loss	(6,418)	(5,623)	(19,319)	(14,350)

Other income (expense)
Debt issuance cost amortization expense	(451)	—	(827)	—
Gain on change in warrant liability	1,092	—	4,992	—
Accretion of discount on convertible notes	(4,049)	—	(7,171)	—
Interest income (expense), net	(194)	4	(424)	12
Other income (expense), net	(3,602)	4	(3,430)	12

Net loss from continuing operations	$(10,020)	$(5,619)	$(22,749)	$(14,338)

Discontinued operations (note 8)
Loss on discontinued operations	—	—	(1,093)	(3,535)
Loss on impairment of property and equipment	—	—	(7,608)	—
	—	—	(8,701)	(3,535)

Net loss	$(10,020)	$(5,619)	$(31,450)	$(17,873)

Per share information
Basic
Loss from continuing operations	$(0.60)	$(0.45)	$(1.61)	$(1.45)
Net loss	$(0.60)	$(0.45)	$(2.22)	$(1.45)
Diluted
Loss from continuing operations	$(0.60)	$(0.45)	$(1.61)	$(1.45)
Net loss	$(0.60)	$(0.45)	$(2.22)	$(1.45)

Weighted average number of basic common shares outstanding	16,595,889	12,350,697	14,154,871	12,324,787
Weighted average number of diluted common shares outstanding	16,595,889	12,350,697	14,154,871	12,324,787

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands, except per share data)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(31,450)	$(17,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,412	4,534
Restricted stock issuance	1,061	937
Stock compensation expense	1,329	1,845
Amortization of debt issuance costs	827	—
Issuance of common stock to convert notes and interest	309	—
Accretion of discount on convertible note	7,171	—
Net decrease in fair value of derivatives	(4,992)	—
Loss on R&D equipment related to discontinued operations	7,608	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(932)	11
Increase in inventory	(1,114)	—
Increase in prepaid assets and other current assets	(86)	(96)
Increase (decrease) in accounts payable	817	(797)
Increase in accrued expenses and other liabilities	5,317	—
Decrease in deferred revenue	(4,965)	—
Net cash used in operating activities	(13,688)	(11,439)

Cash flows from investing activities
Purchase of property and equipment	(623)	(1,149)
Purchase of prepaid licenses	(14,000)	—
Net cash used in investing activities	(14,623)	(1,149)

Cash flows from financing activities
Increase in cash restricted for convertible notes payable	(5,986)	—
Proceeds from exercise of stock options, net	75	42
Payments on note payable	(458)	—
Proceeds from convertible notes and warrants issued, less debt issuance costs	13,195	—
Net cash provided by financing activities	6,826	42

Net decrease in cash and cash equivalents	(21,485)	(12,546)
Cash and cash equivalents, beginning of period	23,663	39,370
Cash and cash equivalents, end of period	$2,178	$26,824

Supplemental disclosures of cash flow information:
Cash paid for interest	$101	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash financing information:
Issuance of 64,699 shares of common stock in exchange for the cashless exercise of warrants to purchase 126,433 shares of common stock for the nine months ended September 30, 2014.	$—	$323,486
Issuance of common stock for legal settlements	$2,275	$—
Issuance of common stock to convert notes and interest	$8,419	$—
Acquisition of XTouch assets from Atmel	$1,821	$—
Beneficial conversion feature on convertible notes	$5,970	$—
Warrants issued in connection with convertible notes	$5,980	$—

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

As of September 30, 2015, Uni-Pixel had accumulated a total deficit of $143.6 million from operations in pursuit of these objectives.

Since our inception, we have been primarily engaged in developing our initial product technologies, recruiting personnel, commencing our operations and obtaining sufficient capital to meet our working capital needs. In the course of our development activities, we have sustained losses through September 30, 2015. We will finance our operations primarily through our existing cash, revenues from sales of our product and possible future financing transactions.

As of September 30, 2015, we had cash and cash equivalents of $2.2 million. We also have $6.0 million of restricted cash that is restricted related to our convertible note. Our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, develop our products, establish the business relationships we need to manufacture and market our products, and raise additional capital through offerings of our debt and equity securities to meet our business objectives.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2015 as compared to the significant accounting policies disclosed in Note 2 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

Concentration of credit risk

We maintain our cash with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 at September 30, 2015 and December 31, 2014.  The amounts held in these banks exceeded the insured limit of $250,000 as of September 30, 2015 and December 31, 2014.   We have not incurred losses related to these deposits.

Restricted cash

As of September 30, 2015 we had restricted cash of $6.0 million.  This amount represents $6.0 million we are required to maintain on our balance sheets in accordance with the terms of the Securities Purchase Agreement we entered into on April 16, 2015 for the sale of our Senior Secured Convertible Promissory Notes.  As of December 31, 2014, we had restricted cash of $17,439. This amount secured certain obligations under our lease agreement for our facility located in The Woodlands, Texas as of December 31, 2014.  The restricted cash is reflected in a short-term classification based on its anticipated liquidation.

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions.  If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly.  Receivable balances deemed uncollectible are written off against the allowance.  We have $0.9 million and $0 accounts receivable balances at September 30, 2015 and December 31, 2014, respectively, none of which was reserved as uncollectible.

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

Property and equipment

Property and equipment, consisting primarily of production equipment, lab equipment, computer equipment, software, leasehold improvements, and office furniture and fixtures is carried at cost less accumulated depreciation and amortization. Depreciation and amortization for financial reporting purposes is provided by the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter. The cost of repairs and maintenance is charged as an expense as incurred.  Gains or losses related to retirements or dispositions of fixed assets are recognized in the period incurred.

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

Derivative liabilities

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing from Equity, the Company’s convertible notes are accounted for net, outside of shareholder’s equity and warrants are accounted for as liabilities at their fair value during periods where the full ratchet anti-dilution provision is in effect.

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

In December 2012, the Company and Dell entered into a touch sensor Preferred Price and Capacity License Agreement and entered into Statement of Work Number One (collectively, the “Original Agreement”) to manufacture specified touch sensors.  Statement of Work Number One had three phases and three milestones.  The three phases were as follows:

·	Phase 1 – The parties were to engage with designated manufacturers to design product solutions based on the Company’s technology
·	Phase 2 - The Company was to deliver production-quality samples of products based on Dell’s specifications for specific products
·	Phase 3 – The Company was to deliver to the designated manufacturers production-level volumes in calendar year 2013

The three milestones were as follows:

·	Milestone 1 – Execution of contract (non-substantive) and completion of new plating manufacturing facility per specifications on or about April 30, 2013 (substantive) - $5.0 million
·	Milestone 2 – Deliver production quality metal mesh sensors on or around July 31, 2013 (substantive) - $5.0 million
·	Milestone 3 – Production purchase order at production level volumes to be delivered in calendar year 2013 (non-substantive) - $5.0 million

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

In April 2013, we entered into an agreement with Intel (the “Agreement”), whereby we were to receive $10.0 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below.  The Agreement required us to purchase certain equipment, which we purchased in 2013 and which we considered not a substantive milestone.   The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014, which we considered a substantive milestone.  We received $5.0 million in May 2013, which was non-refundable and is recorded as accrued liabilities in the accompanying consolidated balance sheet at September 30, 2015 and as deferred revenue at December 31, 2014.  Upon achieving the deliverables of the Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch sensors made directly to Intel or to those of Intel’s manufacturing partners that use Intel’s Preferred Price and Capacity License Agreement (“Designated Customers”).  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to Intel to make Intel whole on any remaining amounts due under the commission cap of $18.5 million.

In April 2014, we entered into the First Amendment to the Capacity License Agreement with Intel (the “Amended Agreement”).  The Amended Agreement modified the original Agreement terms as follows: 1) the inability of the Company to reach, by April 2014, the minimum production capability and the required quality standards specified in the Agreement no longer constitute a material breach of the Agreement; 2) the total amount of cash proceeds to be received was reduced from $10.0 million to $5.0 million, which included the $5.0 million we received in May 2013; 3) the cap on the commission amount was reduced from $18.5 million to $6.25 million; 4) the term “commission” is defined as 10% of gross revenue from the sale of all sensors sold by the Company, which includes sales of sensors to all customers including, but not limited to, Intel and its Designated Customers; 5) if the Company becomes the subject of any proceeding under any bankruptcy, insolvency or liquidation law, the Company will assign all title and ownership to certain designated equipment (the “Equipment”) to Intel; and 6) if the Company materially breaches the Amended Agreement, which breach is not cured within 30 days after receipt of notice from Intel, the Company may choose to either (A) pre-pay the cap on the commission to Intel (less the total of all previously paid commissions) or (B) assign all title and ownership to the Equipment to Intel.  The only remaining milestone of the Amended Agreement is the capability to produce at least 1 million sensors units per month.

As the Company has discontinued its joint development activities with Kodak to develop, manufacture and market touch sensors based on the InTouch technology (Note 8), the Company is currently in discussions with Intel regarding the Capacity License Agreement.  Therefore the $5.0 million that Intel funded pursuant to the Capacity License Agreement to support the increase in production capacity for that technology has now been reclassified from deferred revenue to accrued liabilities in the accompanying balance sheet pending further discussion with Intel.

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

At September 30, 2015, 698,400 restricted shares and 2,245,124 options and 1,441,580 warrants to purchase shares of common stock at exercise prices ranging from $1.24 to $38.70 per share were outstanding, and were not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

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

Note 3 —   Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities for approximately 13,079 square feet at 8708 Technology Forest Pl., Ste. 100, The Woodlands, Texas 77381 under a third party non-cancelable operating lease through April 30, 2016.  The Company has also entered into a lease for office, warehouse and laboratory facilities for approximately 7,186 square feet at 3400 Research Forest Drive, Suite B2, The Woodlands, Texas 77381 under a third party non-cancelable operating lease through May 31, 2016. In conjunction with the acquisition of the XTouch technology, the Company entered into a lease for office and production facilities for approximately 28,918 square feet at 1150 E. Cheyenne Mountain Boulevard, Colorado Springs, Colorado 80906 under a third party non-cancelable operating lease through October 15, 2016.  In July 2015, the company entered into a lease for office space for 4,478 square feet at 4699 Old Ironsides Drive, Ste. 300, Santa Clara, CA 95054 through July 14, 2018 Future minimum lease commitments as of September 30, 2015 are as follows:

Year Ending December 31
Three months ending 2015	$127
2016	279
2017	148
2018	75
2019	--
2020	--
Thereafter	--
Total	$629

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

The lease for 4699 Old Ironsides Drive, Ste. 300, Santa Clara, CA, is for 36 months. The first year is $11,785 per month with the first month free. The second year is $12,136 per month and the third year is $12,500 per month.

Eco-System Partner Royalty Obligation

In April 2013, we entered into an agreement with Intel (the “Agreement”), whereby we were to receive $10.0 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below.  The Agreement required us to purchase certain equipment, which we purchased in 2013 and which we considered not a substantive milestone.   The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014, which we considered a substantive milestone.  We received $5 million in May 2013, which was non-refundable and is recorded as accrued liabilities in the accompanying consolidated balance sheet at September 30, 2015 and as deferred revenue at December 31, 2014.  Upon achieving the deliverables of the Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch sensors made directly to Intel or to those of Intel’s manufacturing partners that use Intel’s Preferred Price and Capacity License Agreement (“Designated Customers”).  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to Intel to make Intel whole on any remaining amounts due under the commission cap of $18.5 million.

In April 2014, we entered into the First Amendment to the Capacity License Agreement with Intel (the “Amended Agreement”).  The Amended Agreement modified the original Agreement terms as follows: 1) the inability of the Company to reach, by April 2014, the minimum production capability and the required quality standards specified in the Agreement no longer constitutes a material breach of the Agreement; 2) the total amount of cash proceeds to be received was reduced from $10.0 million to $5.0 million, which included the $5.0 million we received in May 2013; 3) the cap on the commission amount was reduced from $18.5 million to $6.25 million; 4) the term “commission” is defined as 10% of gross revenue from the sale of all sensors sold by the Company, which includes sales of sensors to all customers including, but not limited to, Intel and its Designated Customers; 5) if the Company becomes the subject of any proceeding under any bankruptcy, insolvency or liquidation law, the Company will assign all title and ownership to certain designated equipment (the “Equipment”) to Intel; and 6) if the Company materially breaches the Amended Agreement, which breach is not cured within 30 days after receipt of notice from Intel, the Company may choose to either (A) pre-pay the cap on the commission to Intel (less the total of all previously paid commissions) or (B) assign all title and ownership to the Equipment to Intel.  The only remaining milestone of the Amended Agreement is the capability to produce at least 1 million sensors units per month.

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

Class Action Litigation and Settlement

In June 2013, two purported class action complaints were filed in the United States District Court, Southern District of New York and the United States District Court, Southern District of Texas against the Company and our former CEO, former CFO, and former Chairman. The Southern District of New York complaint was voluntarily dismissed by plaintiff on July 2, 2013.  The surviving complaint, with the caption Fitzpatrick, Charles J. v. Uni-Pixel, Inc., et. al. (Cause No. 4:13-cv-01649), alleged that we and our officers and directors violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning our licensing agreements and product development  (the “Class Action Litigation”).  The complaint sought unspecified damages on behalf of a purported class of purchasers of our common stock during the period from December 7, 2012 to May 31, 2013.  On July 25, 2014, the judge granted in part and denied in part our motion to dismiss the case, significantly limiting the claims remaining in the Class Action Litigation.  On August 25, 2014, we filed an answer to the complaint.  In November 2014, we entered into a memorandum of understanding to settle the Class Action Litigation.  The proposed settlement would result in a payment of $2.35 million in cash to the settlement class, inclusive of fees and expenses. In addition, we agreed to issue $2.15 million in common stock to the settlement class with a range of shares of common stock between 358,333 shares and 430,000 shares, calculated by using the trailing 5 day average stock price from the date of Court approval of the settlement. On April 30, 2015, the Court approved the settlement of the Class Action Litigation on the terms set forth above. As a result, the Company issued 430,000 shares of common stock. The cash payment portion of the settlement of $2.35 million was paid from insurance proceeds. The common stock portion of this settlement, totaling $2.15 million is included in other expense and in current liabilities (Settlement of Class Action and Derivative Lawsuits) on the accompanying consolidated financial statements. Following the issuance of the common stock in May 2015, this amount was reclassified to Additional Paid In Capital and Common Stock.

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

Employment agreements

As of September 30, 2015, the Company does not have any employment agreements outstanding.  The Company has agreed that, if the employment of Jeff Hawthorne, the Company’s Chief Executive Officer and President, is terminated as a result of a Change of Control, Mr. Hawthorne will receive a severance payment consisting of 2 times his annual base salary and all unvested options and restricted shares of stock shall become vested immediately.  The Company has also agreed that, if the employment of Christine Russell, the Company’s Chief Financial Officer, is terminated during the period that begins when negotiations for a Change in Control (as defined in the offer letter dated May 21, 2015) begin and ends on the nine month anniversary of the closing of the Change in Control transaction and such termination is not a termination for any other reason, (i) Ms. Russell will receive a severance payment equal to one year of her annual salary, (ii) all unvested equity awards she may have received during her employment will, to the extent that such awards are unvested, immediately vest and (iii) should she elect to continue to receive group health benefits under COBRA, for a period of 12 months following her termination the Company will pay the premiums for her continuation coverage, up to a maximum of $1,500 per month.

Note 4 —Equity, Stock Plan and Warrants

Common Stock

During the nine months ended September 30, 2015, we (1) issued 12,500 shares of common stock for cash in connection with the exercise of stock options; (2) issued 105,017 shares of common stock to various directors, officers and employees as stock awards; (3) issued 20,833 shares of common stock for the settlement of the derivative lawsuit; (4) issued 430,000 shares of common stock for the settlement of the class action lawsuit; and (5) issued 6,548,225 shares of common stock to convert $8.1 million of principal and $0.3 million of interest into shares of common stock.

During the nine months ended September 30, 2014, we (1) issued 4,000 shares of common stock for cash in connection with the exercise of stock options; (2) issued 64,699 shares of common stock as a result of the cashless exercise of warrants; and (3) issued 35,634 shares of common stock to various directors and officers as stock awards;

Restricted Stock

Total compensation expense recognized for restricted stock was approximately $1.1 million and $0.9 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.  The Company has recorded approximately $0.9 million of restricted stock expense in selling, general and administrative expenses and approximately $0.2 million in research and development expense for the nine months ended September 30, 2015 and approximately $0.5 million of restricted stock expense in selling, general and administrative expenses and approximately $0.4 million in research and development expense for the nine months ended September 30, 2014.

At September 30, 2015, there was $1.7 million of total unrecognized compensation cost related to non-vested shares of restricted stock which is expected to be recognized over a weighted-average period of 1.06 years.  There were 105,017 shares of restricted stock, net that became vested during the nine months ended September 30, 2015.

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

Our Stock Incentive Plans are administered by our Board of Directors, which has the sole discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.  As of September 30, 2015, there were 274,275 shares available for issuance under the Stock Incentive Plans.

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards:

Total compensation expense recognized for options was approximately $1.3 million and $1.8 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.  The Company has recorded approximately $0.5 million of stock compensation expense in selling, general and administrative expenses, approximately $0.8 million in research and development expense and approximately $46,000 in cost of goods sold for the nine months ended September 30, 2015 and approximately $0.7 million of stock compensation expense in selling, general and administrative expenses and approximately $1.2 million in research and development expense for the nine months ended September 30, 2014.

A summary of the changes in the total stock options outstanding during the nine months ended September 30, 2015 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding and expected to vest, at December 31, 2014	2,061,344	$10.00
Granted	574,000	$1.57
Forfeited or expired	(377,720)	$13.62
Exercised	(12,500)	$6.00
Outstanding and expected to vest, at September 30, 2015	2,245,124	$7.26
Vested and exercisable at September 30, 2015	1,751,002	$8.28

The fair values of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended September 30, 2015	Three Months ended September 30, 2014	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014
Expected life (years)	5 years	5 years	5 years	5 years
Interest rate	1.63%	1.59 to 1.74%	1.31 to 1.63%	1.59 to 1.74%
Dividend yield	—	—	—	—
Volatility	157.66%	136.96 to 138.73%	144.34 to 157.66%	129.58 to 138.73%
Forfeiture rate	—	—	—	—
Weighted average fair value of options granted	$1.15	$6.77	$1.41	$7.02

At September 30, 2015, there was $1.1 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.93 years.  There were approximately 57,000, net options that became vested during the nine months ended September 30, 2015.

Common Stock Warrants

As of September 30, 2015, the Company has 1,441,580 common stock warrants outstanding with a weighted average exercise price of $8.81 per share.  Information regarding outstanding warrants as of September 30, 2015 is as follows:

Grant date	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
June 10, 2009	15,796	15,796	$7.50	3.68
August 31, 2009	24,934	24,934	$7.50	3.68
October 2, 2009	205,000	205,000	$5.00	4.08
March 15, 2010	8,337	8,337	$7.50	4.25
April 5, 2010	930	930	$7.50	4.25
December 15, 2010	35,462	35,462	$6.00	0.17
April 16, 2015	1,151,121	1,151,121	$9.63	4.50

Total	1,441,580	1,441,580

Note 5 — Property and Equipment

A summary of the components of property and equipment at September 30, 2015 and December 31, 2014 are as follows:

	Estimated Useful Lives	September 30, 2015	December 31, 2014
Production equipment	3 years	$1,826	$—
Research and development equipment	3 to 5 years	3,801	13,668
Leasehold improvements	5 years	210	385
Computer equipment	5 years	98	97
Office equipment	3 to 5 years	95	95
Construction-in-progress		131	122
		6,161	14,367
Accumulated depreciation		(4,226)	(10,867)
Property and equipment, net		$1,935	$3,500

Depreciation and amortization expense of property and equipment for the nine months ended September 30, 2015 and September 30, 2014 was approximately $3.6 million and $4.5 million, respectively. Per the Kodak agreement signed in August 2015, the Company had $10.2 million write-down in the assets and accumulated depreciation.

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

The Notes accrue simple interest at the rate of 9% per year (“Interest”). The Notes together with all accrued and unpaid Interest are due and payable on April 16, 2016 (the “Maturity Date”). The Investors may, at any time, elect to convert the Notes into shares of our common stock at the conversion price, subject to certain beneficial ownership limitations. The conversion price is the lesser of $8.47 per share (the “Conversion Price”), subject to adjustment as set forth in the Notes for stock splits, dividends, recapitalizations and similar events, which equaled 110% of the last closing price of our common stock prior to the execution and delivery of the Securities Purchase Agreement and 85% of the lowest closing sale price during the prior 30 trading day period.

Provided there has been no Equity Conditions Failure, as defined in the Notes, we will pay the Installment Amount, as defined in the Notes, by converting all or some of the Installment Amount into common stock (a “Company Conversion”). However, we may also, at our option, pay the Installment Amount by redeeming the Installment Amount in cash (a “Company Redemption”) or by any combination of a Company Conversion and a Company Redemption. Any Company Conversion occurs at a price which is the lower of the Conversion Price and 85% of the lower of the arithmetic average of the 4 lowest daily weighted average prices of the common stock during the prior 12 consecutive trading days and the closing sale price on the prior day.

The Investors have the right to accelerate payment on each monthly redemption date of up to two monthly redemption amounts upon written notice to us, and the Investors have the option to be paid such accelerated amount in common stock as if it were a Company Conversion. The Investors also have the right to defer payment of a monthly redemption amount.

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

We were to use our reasonable best efforts to have the registration statement declared effective within 90 days after the Effective Date (the “Registration Statement Effective Date”). If we failed to register the Registrable Securities or the registration statement is not declared effective by the SEC before the Registration Statement Effective Date, or if on any day after the Registration Statement Effective Date, sales of the Registrable Securities required to be included on the Registration Statement cannot be made (collectively, a “Registration Default”), we will pay to each Investor an amount in cash equal to 1% of the aggregate Purchase Price (as that term is defined in the Securities Purchase Agreement) of the Investor’s Registrable Securities, whether or not the Registrable Securities were included in the registration statement, and 1% per month (or a portion thereof pro rata) that the Registration Default continues to exist.  We are not required to make these payment if, when a Registration Default occurs, the Investors can freely sell our common stock pursuant to Rule 144 without restriction or limitation. We filed the registration statement within 90 days and therefore did not have to make any payments to the Investors.

Investors in the offering have the right to participate for no less than 35% of any future offering of our equity or equity equivalent securities until the second anniversary of the Effective Date.

Pursuant to the terms of the Securities Purchase Agreement, we agreed to seek shareholder approval within 60 days of the Effective Date for the issuance of all shares underlying the Notes and the Warrants, as required by NASDAQ Listing Rule 5635(d). So long as shareholder approval is obtained within 60 days of the Effective Date and so long as we have satisfied, or the Investors have waived, certain conditions set forth in the Securities Purchase Agreement, the Investors have committed to investing an additional $5 million of Notes that will be funded on our request within 10 trading days of (a) our receipt shareholder approval and (b) the Registration Statement Effective Date. If such additional Notes are purchased, the number of shares of common stock issuable pursuant to the Warrants will be automatically increased pursuant to their terms. We obtained shareholder approval within 60 days. As of September 30, 2015 we have not taken any additional monies related to the convertible note.

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

On April 16, 2015, the Company determined that the Notes had a carrying amount of $3.1 million.  The Company utilized a binomial model in determining the fair market value of the Warrants of $6.0 million.

The Company also determined there was a beneficial conversion feature (“BCF”) as a result of the intrinsic value between the effective exercise price and the market price at the time of conversion of $6.0 million.  The BCF was included in additional paid in capital.  As a result of the down-round protection on the warrants, they have been accounted for as a derivative liability upon issuance and at September 30, 2015.

At inception, the Notes balance and unamortized discount in millions were as follows:

Notes	$15,000
Discount attributable to warrants	(5,980)
Discount attributable to BCF	(5,970)
Carrying amount of Notes at inception	$3,050

As of September 30, 2015, both Investors were issued and aggregate of 6,548,225 shares of common stock when the Investor converted $8.1 million of principal and $0.3 million of interest into shares of commons stock.

At September 30, 2015, the unamortized discount on the Notes is approximately $4.8 million.  The following table reflects the Notes at September 30, 2015:

Notes	$6,425
Less: Current portion of Notes discount	(4,779)
Carrying amount of Notes at September 30, 2015	$1,646

The following table summarizes the charges to interest, amortization and other expense, net for the nine months ended September 30, 2015:

Interest expense on Notes	$434
Accretion of Note discount	$7,171

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

Transition Services Agreement

In conjunction with the above-described transaction, Displays and Atmel entered into a Transition Services Agreement. Pursuant to the Transition Services Agreement, Atmel agreed to provide the following services for the periods described: (i) quality assurance and failure analysis services for the XTouch Touch Sensors for a period of six months starting from the Effective Date, (ii) operations services for a period of 30 days starting from the Effective Date and (iii) other services, as those are defined in the Transition Services Agreement, for a period of three months starting from the Effective Date. In exchange for the services, Displays has agreed to pay reasonable and documented direct costs incurred by Atmel in performing the services together with actual out-of-pocket third-party expenses reasonably incurred by Atmel in providing the services. The service fees include, but are not limited to, (a) the actual out-of-pocket employment costs (base salary, payroll taxes and out-of-pocket medical benefits) for the individuals performing the services (based on the actual time expended by such individuals in performing the services), (b) costs of materials, (c) the actual out-of-pocket third-party expenses reasonably incurred by Atmel in providing the services, and (d) direct supervisory and management expenses incurred by Atmel in providing the services. On the Effective Date, we paid $0.4 million to Atmel and was applied against certain designated services.

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

Through the Manufacturing Agreement, which has a term of six months, Displays has agreed that for a period of 16 consecutive weeks it will order, on a weekly basis, 11,500 linear meters of coated film manufactured by CIT at a cost of $7.90 per linear meter (the “Initial Purchase Order”). Following this order, CIT will use all reasonable efforts to procure production materials for the coated film based on 11,500 linear meters per week for the remainder of the term. If Displays requires a lower volume of coated film, it has agreed to purchase all of CIT’s inventory of materials at cost, to the extent the inventory represents the unused quantity of such materials by reference to the six month forecast. Displays extended the term of the Manufacturing Agreement to October 31, 2015. Any requirement for monthly quantities different from those set out in the Initial Purchase Order will be subject to CIT’s prior written agreement.

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

On August 17, 2015, the Company transferred all assets to Kodak with a net book value of $0. The Company wrote down all the assets transferred in the second quarter. In addition, the Company granted Kodak an exclusive, perpetual, irrevocable, worldwide, royalty-free license with the right to sublicense. This exclusive license is for Know-How that was developed before July 23, 2015 and is owned by the Uni-Pixel. In addition, the license included patents related to the Kodak agreement. Furthermore, the Company granted a non-exclusive license for any Know-How that was created between July 24, 2015 and the effective date of the agreement. In addition, the Company granted a non-exclusive license patent for any applications, which are owned or licensable by the Company, that have a first effective filing date on or before July 24, 2015.

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

Balance at December 31, 2014	$--
Fair value of warrants on April 16, 2015	5,980
Gain on change in fair value of warrants	(4,991)
Balance at September 30, 2015	$989

Note 10 — Revenue and Credit Concentrations

During the nine months ended September 30, 2015 and 2014, revenues by customers with more than 10% of revenue were as follows:

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
	Amount	%	Amount	%
Company A	$1,839	64%	$-	-%
Company B	930	32%	-	-
Total	$2,769	96%	$-	-%

As of September 30, 2015 and December 31, 2014 customers with more than 10% of accounts receivables balances were as follows:

	As of September 30, 2015		As of December 31, 2014
	Amount	%	Amount	%
Company A	$440	47%	$-	-%
Company B	492	53%	-	-
Total	$932	100%	$-	-%

Note 11 — Subsequent Event

On October 15, 2015, the Company issued 95,309 shares of its common stock, $0.001 par value, to Capital Ventures International in payment of $83,333 and $2,812.50 of interest.

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

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2015, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 26, 2015.

Derivative liabilities:  In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing from Equity, the Company’s convertible notes are accounted for net, outside of shareholder’s equity and warrants are accounted for as liabilities at their fair value during periods where the full ratchet anti-dilution provision is in effect.

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

In December 2012, the Company and Dell entered into a touch sensor Preferred Price and Capacity License Agreement and entered into Statement of Work Number One (collectively, the “Original Agreement”) to manufacture specified touch sensors.  Statement of Work Number One had three phases and three milestones.  The three phases were as follows:

·	Phase 1 – The parties were to engage with designated manufacturers to design product solutions based on the Company’s technology
·	Phase 2 - The Company was to deliver production-quality samples of products based on Dell’s specifications for specific products
·	Phase 3 – The Company was to deliver to the designated manufacturers production-level volumes in calendar year 2013

The three milestones were as follows:

·	Milestone 1 – Execution of contract (non-substantive) and completion of new plating manufacturing facility per specifications on or about April 30, 2013 (substantive) - $5.0 million
·	Milestone 2 – Deliver production quality metal mesh sensors on or around July 31, 2013 (substantive) - $5.0 million
·	Milestone 3 – Production purchase order at production level volumes to be delivered in calendar year 2013 (non-substantive) - $5.0 million

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

In April 2013, we entered into an agreement with Intel (the “Agreement”), whereby we were to receive $10.0 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below.  The Agreement required us to purchase certain equipment, which we purchased in 2013 and which we considered not a substantive milestone.   The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014, which we considered a substantive milestone.  We received $5.0 million in May 2013, which was non-refundable and is recorded as accrued liabilities in the accompanying consolidated balance sheet at September 30, 2015 and as deferred revenue at December 31, 2014.  Upon achieving the deliverables of the Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch™ Sensors made directly to Intel or to those of Intel’s manufacturing partners that use Intel’s Preferred Price and Capacity License Agreement (“Designated Customers”).  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to Intel to make Intel whole on any remaining amounts due under the commission cap of $18.5 million.

In April 2014, we entered into the First Amendment to the Capacity License Agreement with Intel (the “Amended Agreement”).  The Amended Agreement modified the original Agreement terms as follows: 1) the inability of the Company to reach, by April 2014, the minimum production capability and the required quality standards specified in the Agreement will no longer constitute a material breach to the Agreement; 2) the total amount of cash proceeds to be received was reduced from $10.0 million to $5.0 million, which included the $5.0 million we received in May 2013; 3) the cap on the commission amount was reduced from $18.5 million to $6.25 million; 4) the term “commission” is defined as 10% of gross revenue from the sale of all sensors sold by the Company, which includes sales of sensors to all customers including, but not limited to, Intel and its Designated Customers; 5) if the Company becomes the subject of any proceeding under any bankruptcy, insolvency or liquidation law, the Company will assign all title and ownership to certain designated equipment (the “Equipment”) to Intel; and 6) if the Company materially breaches the Amended Agreement, which breach is not cured within 30 days after receipt of notice from Intel, the Company may choose to either (A) pre-pay the cap on the commission to Intel (less the total of all previously paid commissions) or (B) assign all title and ownership to the Equipment to Intel.  The only remaining milestone of the Amended Agreement is the capability to produce at least 1 million sensors units per month.

As the Company has discontinued its joint development activities with Kodak to develop, manufacture and market touch sensors based on the InTouch technology (Note 8), the Company is currently in discussions with Intel regarding the Capacity License Agreement.  Therefore the $5.0 million that Intel funded pursuant to the terms of the Capacity License Agreement, to support the increase in production capacity for that technology has now been reclassified from deferred revenue to accrued liabilities in the accompanying balance sheet pending further discussion with Intel.

Cost of Revenues, Selling, General and Administrative Expenses and Research and Development Expenses:  The primary purpose of our facilities in Colorado Springs, Colorado and The Woodlands, Texas and Santa Clara, CA is for manufacturing, to conduct research on the development, testing and delivery of our prototype devices, to pursue the commercialization of our products and general office purposes.

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

Stock-Based Compensation:  We measure stock-based compensation expense for all share-based awards on the estimated fair value of those awards at grant-date. The fair values of stock option awards are estimated using a Black-Scholes valuation model. The compensation costs are recognized net of any estimated forfeitures on a straight-line basis over either the employee’s requisite service period, or other such vesting requirements as are stipulated in the stock option award agreements.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  Forfeitures are recorded when grants are forfeited.

Recent Accounting Pronouncements

See Note 2 of our accompanying condensed consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

RESULTS OF OPERATIONS

Comparison of the nine months ending September 30, 2015 and 2014

REVENUES.  Revenues were $2.9 million for the nine months ended September 30, 2015 as compared to $0 for the nine months ended September 30, 2014.  Revenues for the nine months ended September 30, 2015 were mainly comprised of sales of XTouch sensors.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services and costs of manufacturing including internal labor costs and materials. Cost of revenues was $8.1 million for the nine months ended September 30, 2015 and $0 for the nine months ended September 30, 2014.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 6% or approximately $0.5 million, to $8.4 million for the nine months ended September 30, 2015 from $8.9 million for the nine months ended September 30, 2014.  The major changes to selling, general and administrative expenses are as follows:

a)  Salaries and benefits increased by approximately $0.3 million to $2.9 million for the nine months ended September 30, 2015 compared to $2.6 million for the nine months ended September 30, 2014 due to the following: salaries increase $1.3 million for the nine months ended September 30, 2015 compared to $1.1 million for the nine months ended September 30, 2014; an increase in severance to $0.1 million for the nine months ended September 30, 2015 compared to $6,000 for the nine months ended September 30, 2014; a decrease in stock compensation expense to $0.5 million for the nine months ended September 30, 2015 compared to $0.7 million for the nine months ended September 30, 2014; and an increase in restricted stock expense to $0.8 million for the nine months ended September 30, 2015 compared to $0.5 million for the nine months ended September 30, 2014;

b) Legal expense increased by approximately $0.2 million to $1.0 million for the nine months ended September 30, 2015 compared to $0.8 million for the nine months ended September 30, 2014;

c) Insurance expense increased by approximately $0.1 million to $0.2 million for the nine months ended September 30, 2015 compared to $0.1 million for the nine months ended September 30, 2014;

d) Travel and office expense increased by approximately $0.1 million to $0.3 million for the nine months ended September 30, 2015 compared to $0.2 million for the nine months ended September 30, 2014 primarily due to increased travel visiting potential customers and suppliers;

e) Depreciation and amortization expense decreased by approximately $1.3 million to $3.2 million for the nine months ended September 30, 2015 compared to $4.5 million for the nine months ended September 30, 2014.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $0.2 million, or 4%, during the nine months ended September 30, 2015 to $5.7 million from $5.5 million for the nine months ended September 30, 2014. The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $0.1 million to $ 2.8 million for the nine months ended September 30, 2015 compared to $2.9 million for the nine months ended September 30, 2014 due to the following: an increase in salaries to $1.5 million for the nine months ended September 30, 2015 compared to $1.0 million for the nine months ended September 30, 2014; an increase in severance to $0.1 million for the nine months ended September 30, 2015 compared to $0 million for the nine months ended September 30, 2014; a decrease in stock compensation expense to $0.8 million for the nine months ended September 30, 2015 compared to $1.2 million for the nine months ended September 30, 2014; and a decrease in restricted stock expense to $0.2 million for the nine months ended September 30, 2015 compared to $0.4 million for the nine months ended September 30, 2014;

b) Consulting expense attributable to research and development increased by approximately $0.2 million to $0.2 million for the nine months ended September 30, 2015 compared to $0 for the nine months ended September 30, 2014;

c) Lab expense decreased by approximately $0.2 million to $1.9 million for the nine months ended September 30, 2015 compared to $2.1 million for the nine months ended September 30, 2014; and

d) Travel expense increased by approximately $0.2 million to $0.3 million for the nine months ended September 30, 2015 compared to $0.1 million for the nine months ended September 30, 2014 primarily due to offsite management of research and development activities.

OTHER INCOME (EXPENSE), NET.

Debt issuance expense increased from $0 for the nine months ended September 30, 2014 to $0.8 million for the nine months ended September 30, 2015, primarily due to the offering of the Notes completed in April 2015.

Gain on change in warrant liability increased from $0 for the nine months ended September 30, 2014 to approximately $5.0 million for the nine months ended September 30, 2015, primarily due to the offering of the Notes completed in April 2015.

Accretion on convertible notes expense increased from $0 for the nine months ended September 30, 2014 to approximately $7.2 million for the nine months ended September 30, 2015 due to the offering of the Notes completed in April 2015.

Interest expense, net, increased to expense of $0.4 million for the nine months ended September 30, 2015 as compared to income of $12,000 for the nine months ended September 30, 2014, primarily due to the increased interest expense associated with the offering of the Notes completed in April 2015.

NET LOSS.   Net loss from continuing operations was $22.7 million for the nine months ended September 30, 2015, as compared to a net loss from continuing operations of $14.3 million for the nine months ended September 30, 2014.  Loss on discontinued operations was $8.7 million for the nine months ended September 30, 2015, as compared to a loss on discontinued operations of $3.5 million for the nine months ended September 30, 2014.  Net loss was $31.5 million for the nine months ended September 30, 2015, as compared to a net loss of $17.9 million for the nine months ended September 30, 2014.

Comparison of the three months ending September 30, 2015 and 2014

REVENUES.  Revenues were $1.5 million for the three months ended September 30, 2015 as compared to $0 for the three months ended September 30, 2014.  Revenues for the three months ended September 30, 2015 were mainly comprised of sales of XTouch sensors.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services and costs of manufacturing including internal labor costs and materials.  Cost of revenues was $4.7 million for the three months ended September 30, 2015 and $0 for the three months ended September 30, 2014.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 41% or approximately $1.2 million, to $1.7 million for the three months ended September 30, 2015 from $2.9 million for the three months ended September 30, 2014. The major changes to selling, general and administrative expenses are as follows:

a)  Salaries and benefits increased by approximately $0.1 million to $0.9 million for the three months ended September 30, 2015 compared to $0.8 million for the three months ended September 30, 2014 primarily due to the following: an increased in salaries to $0.4 million for the three months ended September 30, 2015 compared to $0.3 million for the three months ended September 30, 2014 due to an increased in the number of employees acquired in the XTouch transaction;

b) Travel expense and office expense increased by approximately $0.1 million to $0.2 for the three months ended September 30, 2015 compared to $0.1 million for the three months ended September 30, 2014 primarily due to increased travel visiting potential customers and suppliers;

c) Depreciation and amortization expense decreased by approximately $1.5 million to $0.1 million for the three months ended September 30, 2015 compared to $1.6 million for the three months ended September 30, 2014.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $1.2 million, or 44%, during the three months ended September 30, 2015 to $1.5 million from $2.7 million for the three months ended September 30, 2014. The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $0.6 million to $0.9 million for the three months ended September 30, 2015 compared to $1.4 million for the three months ended September 30, 2014 primarily due to the following: a decrease in salaries to $0.4 million for the three months ended September 30, 2015 compared to $0.6 million for the three months ended September 30, 2014; a decreased in stock compensation expense to $0.2 million for the three months ended September 30, 2015 compared to $0.4 million for the three months ended September 30, 2014; a decreased in restricted stock expense to $0.1 million for the three months ended September 30, 2015 compared to $0.2 million for the three months ended September 30, 2014;

b) Lab expense decreased by approximately $0.8 million to $0.3 million for the three months ended September 30, 2015 compared to $1.1 million for the three months ended September 30, 2014 due to the termination of the Kodak agreement; and

c) Consulting expense increased by approximately $0.1 to $0.1 million for the three months ended September 30, 2015 compared to $2,000 for the three months ended September 30, 2014.

OTHER INCOME (EXPENSE), NET.

Debt issuance expense increased to $0.5 million for the three months ended September 30, 2015 compared to $0 for the three months ended September 30, 2014 due to the offering of Notes completed in April 2015.

Gain on change in warrant liability increased from $0 for the three months ended September 30, 2014 to approximately $1.1 million for the three months ended September 30, 2015, primarily due to the offering of the Notes completed in April 2015.

Accretion on convertible notes expense increased from $0 for the three months ended September 30, 2014 to approximately $4.0 million for the three months ended September 30, 2015 due to the offering of the Notes completed in April 2015.

Interest expense, net, decreased to expense of $0.2 million for the three months ended September 30, 2015 as compared to income of $4,000 for the three months ended September 30, 2014, primarily due to the increased interest expense associated with the offering of Notes completed in April 2015.

NET LOSS.   Net loss was $10.0 million for the three months ended September 30, 2015, as compared to a net loss from continuing operations of $5.6 million for the three months ended September 30, 2014.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. Until our products begin to earn enough revenue to support our operations, which may never happen, we will continue to be highly dependent on financing from third parties.  On April 16, 2015, we sold $15 million in principal amount of the Notes.  The Notes allow us to pay installments of principal and interest with shares of our common stock so long as certain conditions, defined as “Equity Conditions” in the Notes, are met.  We cannot currently meet all of the Equity Conditions.  As a result, the holders of the Notes would not be required to accept shares of our common stock in payment of the installments of principal and interest due under the Notes.  If we are required to pay the installments of principal and interest with cash, our liquidity could be materially and adversely affected. However, we have a number of funding options open to us including equity based financing, entering into a strategic funding with a customer or eco-system partners, and the availability of additional funding from the Convertible Note if Equity Conditions are met or waived.  Furthermore, the company has available $6.0 million of restricted cash which will be released to us as the Convertible Note loan balance falls below $6 million. Any amount below $6.0 million is released dollar for dollar. Currently, the Convertible Note balance is $6.1 million.

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2015 was $13.7 million as compared to cash used in operating activities during the nine months ended September 30, 2014 of $11.4 million.

Investing Activities

Cash used for investing activities during the nine months ended September 30, 2015 was $14.6 million as compared to $1.1 of cash used for the nine months ended September 30, 2014.  The use of cash for investing activities during the nine months ended September 30, 2015 consisted of $14.0 million for the purchase of prepaid licenses.

Financing Activities

Historically, we have financed our operating and investing activities primarily from the proceeds of private placements and public offerings of common stock, convertible investor notes, and a preferred stock offering.

The total net cash provided by financing activities was $6.8 million for the nine months ended September 30, 2015, which includes:

·	$6.0 million decrease in cash restricted for note payable;
·	$0.1 of net proceeds from the exercise of stock options; and
·	$13.2 million of net proceeds from the issuance of the Notes, less debt issuance costs.

The total net cash provided by financing activities was $42,000 for the nine months ended September 30, 2014, which was made up of net proceeds from the exercise of stock options.

Working Capital

As of September 30, 2015, we had a cash balance of approximately $8.2 million, including $6.0 million restricted cash, and working capital of $2.2 million.  We cannot assure that our technology will be broadly accepted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, we have no committed source of financing and we cannot assure that we will be able to raise money as and when we need it to continue our operations. We filed a Form S-3 shelf registration statement with the Securities and Exchange Commission on April 28, 2015 that was declared effective by the Commission on July 10, 2015.  The registration statement will allow us to issue up to an aggregate of $75,000,000 in value of common stock, preferred stock, warrants and units from time to time as market conditions permit.  This equity funding may be used to enable further investment in our technology and product development and to maintain a strong balance sheet as we pursue the expansion of the markets for our products.  This information does not constitute an offer of any securities for sale.  However, if we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Contractual Obligations

Contractual obligations (in millions) as of September 30, 2015 are summarized by contractual maturity in the following table:

	Contractual Obligations - Payments Due By Period
(Dollars in Millions)	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Senior Secured Convertible Promissory Notes	$6,425	$—	$—	$—	$6,425

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no significant changes in the Company’s exposure to market risk during the first nine months of 2015. See the Company’s 2014 Annual Report on Form 10-K for a discussion of the Company’s exposure to market risk.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2015, management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based on their evaluation, management concluded that, as of September 30, 2015, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Based on the most recent evaluation, our Chief Executive Officer and Chief Financial Officer have determined that no changes in our internal control over financial reporting occurred during our most recent fiscal quarter that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

We incorporate herein by reference the risk factors included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on February 26, 2015. The following are risks related to our business, the issuance of our Senior Secured Convertible Promissory Notes (the “Notes”) together with warrants (the “Warrants”) and the acquisition of technology from Atmel Corporation and CIT Technology Ltd.

We are dependent on a limited number of customers.

We have only recently begun generating revenues from a limited number of customers, and our customer concentration may change significantly from period-to-period depending on a customer’s product cycle and changes in our industry. The loss of a major customer, a reduction in net revenues of a major customer for any reason, or a failure of a major customer to fulfill its financial or other obligations due to us could have a material adverse effect on our business, financial condition, and future revenue stream.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

As a result of our limited operating history and the nature of the markets in which we compete, it is extremely difficult for us to forecast accurately. We base our current and future expense levels largely on our investment plans and estimates of future events, although certain of our expense levels are, to a large extent, fixed. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition.

In addition, we are subject to the following factors, among others, that may negatively affect and cause fluctuations in our operating results:

•	the announcement or introduction of new products or technologies by our competitors;

•	our ability to upgrade and develop our infrastructure to accommodate growth;

•	our ability to attract and retain key personnel in a timely and cost effective manner;

•	technical difficulties;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and

•	general economic conditions as well as economic conditions specific to the touchscreen industry.

Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions that could have a material and adverse effect on our business, results of operations, and financial condition. Due to the foregoing factors, our revenues and operating results are and will remain difficult to forecast.

We are exposed to industry downturns and cyclicality in our target markets than may result in fluctuations in our operating results.

The PC and electronics industries have experienced significant economic downturns at various times. These downturns are characterized by diminished product demand, accelerated erosion of average selling prices, and production overcapacity.  In addition, the PC and electronics industries are cyclical in nature. We seek to reduce our exposure to industry downturns and cyclicality by providing design and production services for leading companies in rapidly expanding industry segments. We may, however, experience substantial period-to-period fluctuations in future operating results because of general industry conditions or events occurring in the general economy.

If we do not keep pace with technological innovations, our products may not remain competitive and our revenue and operating results may suffer.

We operate in rapidly changing highly competitive markets. Technological advances, the introduction of new products and new design techniques could adversely affect our business unless we are able to adapt to changing conditions.  Technological advances could render our solutions less competitive or obsolete, and we may not be able to respond effectively to the technological requirements of evolving markets.  Therefore, we will be required to expend substantial funds for and commit significant resources to enhancing and developing new technology which may include purchasing advanced design tools and test equipment, hiring additional highly qualified engineering and other technical personnel, and continuing and expanding research and development activities on existing and potential human interface solutions.

Our research and development efforts with respect to new technologies may not result in customer or market acceptance.  Some or all of those technologies may not successfully make the transition from the research and development stage to cost-effective production as a result of technology problems, competitive cost issues, yield problems, and other factors.  Even if we successfully complete a research and development effort with respect to a particular technology, our customers may decide not to introduce or may terminate products utilizing the technology for a variety of reasons, including difficulties with other suppliers of components for the products, superior technologies developed by our competitors and unfavorable comparisons of our solutions with these technologies, price considerations and lack of anticipated or actual market demand for the products.

Our business could be harmed if we are unable to develop and utilize new technologies that address the needs of our customers, or our competitors or customers develop and utilize new technologies more effectively or more quickly than we can. Any investments made to enhance or develop new technologies that are not successful could have an adverse effect on our net revenue and operating results.

We have had a history of losses and may require additional capital to fund our operations, which capital may not be available on commercially attractive terms or at all.

We have experienced substantial net losses in each fiscal period since our inception. These net losses resulted from a lack of substantial revenues and the significant costs incurred in the development and acceptance of our technology. We may in the future require sources of capital in addition to cash on hand to continue operations and to implement our business plan. We project that we have sufficient liquid assets to continue operating for at least the next twelve months. However, if our operations do not become cash flow positive, we may be forced to seek credit line facilities from financial institutions, equity investments, or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available when needed on acceptable terms, or at all, we may be unable to adequately fund our business plan, which could have a negative effect on our business, results of operations, and financial condition.

If third parties infringe upon our intellectual property, we may expend significant resources enforcing our rights or suffer competitive injury.

Existing laws, contractual provisions and remedies afford only limited protection for our intellectual property. We may be required to spend significant resources to monitor and police our intellectual property rights. Effective policing of the unauthorized use of our technology or intellectual property is difficult and litigation may be necessary in the future to enforce our intellectual property rights. Intellectual property litigation is not only expensive, but time-consuming, regardless of the merits of any claim, and could divert attention of our management from operating the business. Intellectual property lawsuits are subject to inherent uncertainties due to, among other things, the complexity of the technical issues involved, and we cannot assure you that we will be successful in asserting our intellectual property rights. Attempts may be made to copy or reverse engineer aspects of our technology or to obtain and use information that we regard as proprietary. We may not be able to detect infringement and may lose competitive position in the market before they do so. In addition, competitors may design around our technology or develop competing technologies. We cannot assure you that we will be able to protect our proprietary rights against unauthorized third party copying or use. The unauthorized use of our technology or of our proprietary information by competitors could have an adverse effect on our ability to sell our technology.

The laws of foreign countries may not provide protection of our intellectual property rights to the same extent as the laws of the United States, which may make it more difficult for us to protect our intellectual property.

As part of our business strategy, we target customers and relationships with suppliers and original equipment manufacturers in countries with large populations and propensities for adopting new technologies. However, many of these countries do not address misappropriation of intellectual property nor deter others from developing similar, competing technologies or intellectual property. Effective protection of patents, copyrights, trademarks, trade secrets and other intellectual property may be unavailable or limited in some foreign countries. In particular, the laws of some foreign countries in which we do business may not protect our intellectual property rights to the same extent as the laws of the United States. As a result, we may not be able to effectively prevent competitors in these regions from infringing our intellectual property rights, which could reduce our competitive advantage and ability to compete in those regions and negatively impact our business.

Any claims that our technologies infringe the intellectual property rights of third parties could result in significant costs and have a material adverse effect on our business.

We cannot be certain that our technologies and products do not and will not infringe issued patents or other third party proprietary rights. Any claims, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and could require us to enter into royalty or licensing agreements, any of which could have a material adverse effect on our business. There can be no assurance that such licenses could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses would be acceptable to us.  We may also have to pay substantial damages to third parties, or indemnify customers or licensees for damages they suffer if the products they purchase from us or the technology they license from us violates any third party intellectual property rights. An adverse determination in a judicial or administrative proceeding, or a failure to obtain necessary licenses to use such third-party technology could prevent us from manufacturing, using, or selling certain of our products, and there is no guarantee that we will able to develop or acquire alternate non-infringing technology.

In addition, we license certain technology used in and for our products from third parties.  These third-party licenses are granted with restrictions, and there can be no assurances that such third-party technology will remain available to us on commercially acceptable terms.

If third-party technology currently utilized in our products is no longer available to us on commercially acceptable terms, or if any third party initiates litigation against us for alleged infringement of their proprietary rights, we may not be able to sell certain of our products and we could incur significant costs in defending against litigation or attempting to develop or acquire alternate non-infringing products, which would have an adverse effect on our operating results.

 Our stockholders will have a reduced ownership and voting interest after issuance of the shares issuable upon conversion of the Notes and exercise of the Warrants and may exercise less influence over management.

In the event the holders of the Notes and Warrants elect to exercise their conversion and/or exercise rights pursuant to these securities in full, and, without taking into account any adjustment to the conversion price or exercise price of the Notes and Warrants, respectively, an aggregate of approximately 5,972,222 shares of our Common Stock could be issued upon conversion and exercise of the securities, based on $6.1 million, the current principal amount of the Notes, and a common stock price of $1.20 as of October 27, 2015 (approximate conversion price of $1.02 based upon the conversion formula that applies), without including shares issuable upon conversion of interest. To date, 6,643,534 shares of Common Stock have been issued to the Note holders for the payment of principal in the aggregate amount of $8.2 million and interest in the aggregate amount of $0.4 million. In addition, to the extent we issue shares to service the debt, the ownership percentages of the Note holders would increase incrementally. As a result, our current stockholders as a group would own a substantially smaller interest in us and may have less influence on our management and policies than they now have.

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

ITEM 6.  EXHIBITS.

Exhibit No.	Description of Document

31.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (41)
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (41)
32.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (41) (2)
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14) (2)
101.INS	XBRL Instance Document (14)
101.SCH	XBRL Taxonomy Extension Schema (14)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (41)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (41)
101.LAB	XBRL Taxonomy Extension Label Linkbase (14)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (41)

(1) Filed herewith
(2) The certification attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on From 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

Date: November 2, 2015	By:	/s/ Jeff A. Hawthorne
Jeff A. Hawthorne, Chief Executive Officer and President

	By:	/s/ Christine A. Russell
Christine A. Russell, Chief Financial Officer