Form 10-Q/A
period 2015-09-30
Uni-Pixel
filed 2015-11-05
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of Uni-Pixel, Inc. for the quarterly period ended September 30, 2015 that was filed with the Securities and Exchange Commission on November 2, 2015 (the “Form 10-Q”) is to add disclosure in “Part II – Other Information - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”, which was inadvertently omitted from the Form 10-Q as filed. Except as described above, no other amendments are being made to the Form 10-Q. This Amendment does not modify or update in any way the disclosures contained in the Form 10-Q.

As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company’s principal executive officer and principal financial officer are providing new Rule 13a-14(a) certifications in connection with this Form 10-Q/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) Sales of Unregistered Securities

On July 31, 2015 the Company issued an aggregate of 84,558 unregistered restricted common shares to certain of our directors and executive officers pursuant to our 2011 Stock Incentive Plan.  These restricted common shares were issued for no consideration as part of the previously disclosed equity compensation of the Company’s directors and officers.  The restricted common shares are subject to vesting, with 1/3rd vesting on July 31, 2016, 1/3rd vesting on July 31, 2017, and 1/3rd vesting on July 31, 2018.

The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(2) of the Securities Act. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

(b) Use of Proceeds

Not applicable.

c) Issuer Purchases of Equity Securities

Not applicable.

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

(1) Filed herewith
(2) These exhibits were previously filed with the Uni-Pixel Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 2, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

Date: November 5, 2015	By:	/s/ Jeff A. Hawthorne
Jeff A. Hawthorne, Chief Executive Officer and President

	By:	/s/ Christine A. Russell
Christine A. Russell, Chief Financial Officer