Form 10-K
period 2015-12-31
Uni-Pixel
filed 2016-03-30
CIK 1171012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☐   No☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $32,570,088 on June 30, 2015, based on the last reported sales price of the registrant’s common stock on The NASDAQ Capital Market on such date. All executive officers, directors and 10% or more beneficial owners of the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, “affiliates” of the registrant.

As of March 15, 2016, there were 36,627,985 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

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

OVERVIEW

Uni-Pixel, Inc. (NASDAQ: UNXL) develops and markets touch sensor films for the touch screen and flexible electronics markets. Our roll-to-roll electronics manufacturing process patterns fine line conductive elements on thin films. We market our technologies for touch panel sensor and hard coat resin for cover glass replacement, and protective cover film applications under the XTouch™ and Diamond Guard® brands.

We believe we are one of the technology leaders in the optical design and manufacturing of large area microstructured polymer film materials and related technologies for the display, flexible electronics, and automotive industries. Our microstructured polymer films, which we refer to as Performance Engineered Films (PEFs), are designed to lower the cost and improve functionality and performance of devices in the markets they address. We make transparent conductive films and flexible electronic films based on our proprietary manufacturing process for high volume, roll to roll patterning of flexible thin-film conductor patterns. The process offers precision micro-electronic circuit patterning and modification of surface characteristics over a large area on an ultra-thin, clear, flexible, plastic substrate. These films may be incorporated into computer, tablet, printer and smartphone touch sensors, as well as automotive, applications. We sell the touch screen films under the brand XTouch™, as sub-components of a fully assembled touch sensor module.

In addition to the flexible electronic films described above, we have developed a hard coat resin that can be applied using film, spray or inkjet coating methods for applications as protective cover films, a cover lens replacement or a conformal hard coat for plastic components. We sell our hard coat resin and optical films under the Diamond Guard® brand.

We are headquartered in Santa Clara, California in Silicon Valley, with sales and research and development offices in The Woodlands, Texas and Taiwan, and a manufacturing facility in Colorado Springs, Colorado. Our original equipment manufacturer, or OEM, customers include Tier 1 PC and Tablet OEMs.

Formation History

We were originally incorporated in the State of Nevada as Super Shops, Inc. On October 13, 2000, the management of Super Shops changed its state of incorporation from Nevada to Delaware by merging with and into NEV Acquisition Corp., a Delaware corporation formed solely for the purpose of effecting the reincorporation. On June 13, 2001, Real-Estateforlease.com, Inc., a Delaware corporation, merged with and into NEV Acquisition Corp which changed its name to Real-Estateforlease.com, Inc.

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

We file annual, quarterly and current reports, proxy statements and other information with the SEC via EDGAR.  Our SEC filings are available free of charge to the public at our website, www.unipixel.com, as soon as reasonably practicable after they have been filed with or furnished to the SEC.

Atmel Corporation Asset Acquisition and License Agreements

On April 16, 2015 (the “Closing Date”), our wholly-owned subsidiary, Uni-Pixel Displays, Inc. (“Displays”), acquired from Atmel Corporation (“Atmel”), pursuant to the terms of a Purchase and Sale Agreement, a Patent License Agreement, an IP License Agreement, a Bill of Sale and Assignment and Assumption Agreement and two leases for real property, certain assets used for the production of capacitive touch sensors comprised of fine lines of copper metal photo lithographically patterned and plated on flexible plastic film (the “Touch Sensors”). Displays paid $450,000 for the machinery, parts and equipment needed to manufacture the Touch Sensors and the existing inventory on hand by issuing to Atmel a secured promissory note (the “Atmel Note”) which is due on or before the earlier of (i) the second anniversary of the closing date or (ii) the sale of equity and/or debt securities after the closing date pursuant to which Displays or any affiliate of ours receives gross proceeds of no less than $5 million. The promissory note is secured by the purchased assets and certain accounts receivable. Interest accrues on the unpaid principal amount at a rate equal to 2% per annum compounded semi-annually and is to be paid in arrears semi-annually, commencing with the six-month anniversary of the closing date. Pursuant to the Purchase and Sale Agreement, Displays assumed certain liabilities of Atmel, including open purchase and supply orders, related to the Touch Sensor business.

Through the Patent License Agreement, Atmel licensed to Displays a non-sublicensable, worldwide, royalty-bearing license under its Touch Sensors patents to make or have made, use, offer for sale, sell, and import the Touch Sensors. In consideration for this license, Displays agreed to pay an annual royalty fee during the initial five year term of the license (the “Initial Term”) of the greater of $3.25 million or 3.33% of the total net sales of the Touch Sensors during the Initial Term. Displays has the unilateral right to renew the license for a term of 10 years. If Displays exercises this right, the annual royalty fee will consist of 2.5% of the total net sales of the Touch Sensors until it reaches a total of $16.75 million, at which time no further annual royalty fees will be due. Upon execution of the Patent License Agreement, Displays paid a non-refundable, non-returnable prepayment of minimum annual royalty fees of $9.33 million (the “Royalty Prepayment”). The Royalty Prepayment will be applied to the annual royalty fees Displays owes under the Patent License Agreement. If, during the Initial Term, Displays’ cash balances as of the quarter end immediately prior to the date of the royalty period to which an unpaid annual royalty relates is less than $30 million, it may pay the annual royalty fee with a secured promissory note. Atmel has agreed that it will not enter into a license agreement for the licensed patents that is effective prior to the second anniversary of the closing date.

Through the IP License Agreement, Atmel licensed to Displays a non-sublicensable, worldwide, royalty-free license to the intellectual property necessary to make or have made, use, offer for sale, sell, and import the Touch Sensors. The term of the IP License Agreement is co-extensive with the term of the Patent License Agreement. Atmel has agreed that it will not enter into a license agreement for the licensed intellectual property that is effective prior to the second anniversary of the Closing Date.

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

Displays also acquired from CIT Technology Limited, an FLT (Fine Line Technology) Patent License Agreement and an FLT (Fine Line Technology) Intellectual Property License Agreement and entered into an agreement for the provision of manufacturing and technology transfer services.

Our Proprietary Technologies

We focus our research and development on projects that will generate long term high volume product purchases. The majority of our employees have degrees or advanced degrees in physics, mathematics, chemistry, materials science, or optics. Historically our development efforts have yielded numerous patents, as well as trade secrets and manufacturing know how that we believe gives us a competitive advantage with respect to our current intellectual properties. As of December 31, 2015, we had 16 patents issued, and 58 patents pending and also license in an additional 44 issued and 93 pending patents under the Atmel License.

Our patent-pending Copperhead technology used in conjunction with the fine line technology (“FLT”) technology enables a high-fidelity manufacturing process to create complex micro-electronic patterns that enable what we believe are revolutionary new electronic printed circuits, such as projected capacitive touch sensors. We believe that the combined Copperhead and FLT process can dramatically simplify and reduce the complexity, cost and risk of manufacturing Touch Sensors and other electronic circuit applications. We are manufacturing and selling copper-based touch sensor films made by a combination of the in-licensed Atmel Technology, the FLT and the Copperhead process as an alternative to traditional indium tin oxide (“ITO”) coated transparent materials used in a variety of electronic products. We believe the combined technologies will establish several patented competitive advantages over existing ITO and other metal mesh touch sensor technologies. These advantages include: sensor mesh designs that permit the thinnest cover lens, the lowest effective sheet resistance to enable the narrowest borders and passive stylus, patterning and processing of both sides of the substrate to produce one of the thinnest sensors and roll to roll manufacturing processes to lower device production cost. The resulting technology advantages allow our customers, PC and Tablet OEMs and Original Design Manufacturers, or ODMs, to reduce their product overall thickness, overall product footprint, weight, lower manufacturing costs and offer performance features such as passive stylus. Furthermore, this process is adaptive with polymer substrates and as a result may enable the production of flexible displays.

Additionally, during the development of our PEF technology, we were able to produce an ultra-hard coat surface, Diamond Guard®, which can be applied to plastic films and substrates to improve the scratch and abrasion resistance of these surfaces. We intend to apply Diamond Guard® to our XTouch™ sensors to lower sensor product costs and to enable new sensor products that are thinner and lighter. We also are working with third party coating manufacturers to develop Diamond Guard® as a coating for a variety of applications. We are initially focusing on the application of Diamond Guard® in the coating of acrylic plastic sheets to replace glass cover lenses in tablets and smart phones.

Our Target Markets

We are currently focusing our efforts on applications of our PEFs in the following areas:

Transparent Electrically Conductive Films

Our recent combination of the Atmel Technology, the FLT and the Copperhead process will enable us to enter a large and growing market for transparent touch screens. We believe this technology is a superior alternative to ITO as the transparent conducting layer in a touch screen device. Based upon calculations derived from DisplaySearch, on the worldwide touch panel market, we believe that the global film market for touch sensors could be $3 billion-$5 billion annually over the next five years. Our transparent electronically conductive films can be produced based on the combination of the Atmel Technology, the FLT and the Copperhead process at low cost and on large flexible polymer roll substrates. We believe this enables manufacturers to effectively produce large area touch screens at commercially viable costs with enhanced performance and functionality. In addition, we believe that the insertion of this technology into smaller devices will lead to thinner, lighter, lower cost and higher efficiency products. We intend to sell the touch screen films as sub-components of a touch sensor module.

We are currently working with touch screen manufacturers and OEMs to design products based on our technology.

Diamond Guard® Cover Glass replacement and Protective Cover Films

We have designed, developed and demonstrated production capabilities of micro-structured and hard coated films for use as cover glass replacement and protective cover films for touch and multi touch electronic computing devices. We believe that our Diamond Guard® hard coat materials are unique in the market as compared to other similar products because our hard coat surface treatments offer better functional specifications as compared to competitive films. We are currently in discussions with various third party coating manufacturers and plastic component manufacturers to sell our Diamond Guard® hard coat resin.

Industry Background

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

The overall touch sensor enabled computer electronics industry is continuing to experience significant growth. The industry growth is being driven by a number of market forces including:

•	Increased demand for large format high resolution televisions and computer monitors;

•	Steady growth in usage of smartphones, phablets, tablet computers, notebooks, and All-In-One computers;

•	A migration to larger color screens, which are multi-touch enabled, for smartphones and other mobile devices; and

•	Decreasing costs, increasing production and improving efficiency as a newer generation of smart mobile devices are increasingly being produced.

These factors in combination with additional market forces are driving overall growth and shifting the mix of product applications within the touch-enabled device industry.

Applications. With the enormous growth in Internet usage, there has not only been an explosion in the amount of available content, but a rapid evolution of the form in which it appears. No longer is information a two-dimensional, text-only experience; online content is now being delivered in graphic rich, animated and video formats. As the sophistication of the user base continues to heighten and bandwidth continues to increase, we believe there will be increasing demand for superior, high-resolution visual and touch experiences. Flowing from this demand, we expect that new types of applications and functionality will evolve that, in turn, will enhance existing markets and create new ones. The continued evolution of technologies such as touch-enabled notebook computers, tablet computers, and smartphones, and the ability to connect all of these devices through mobile high-speed data networks, will likely fuel significant demand and, therefore, growth in what have become relatively mature markets. The devices that deliver this rich user experience will generally have two things in common: high resolution displays and touch interfaces. We believe that we are well positioned to take advantage of these growing markets with our Diamond Guard® hard coat and XTouch™ flexible printed touch sensors.

Films for Displays. Glass and plastics are the principal materials being used as first surfaces for display systems. Because displays are incorporated into devices that are used extensively and are transportable, the displays are subject to damage and the effects of use in challenging environments. A large and growing business has developed in films that are designed to provide protection and other functional uses on top of the display surface. The technologies that we have developed and are currently developing can be applied to a variety of functional uses in films for display products. Our Diamond Guard® hard coat resin can be applied to plastic film and sheets to produce a protective cover film product that can be used to protect touch screen devices from scratches while providing a transparency and gloss equivalent to glass. In other embodiments, our Diamond Guard® coating can be applied to substrates that can be used as the first surface of hand held electronic devices or cover plastic parts that could form the shell casing for mobile electronic devices. Diamond Guard® coating can be used in application with other materials to replace the current cover glass and enable softer plastics to be used in external cases and other components that have been heretofore dominated by glass or metal parts. We believe our Diamond Guard® coating will be less expensive to manufacture and install in addition to being lighter and more shatter and scratch resistant.

Comparing Touch Screen Technologies

The touch screen is one of the easiest interfaces to use, making it the interface of choice for a wide variety of applications. Accordingly, there are several technologies that compete to capitalize on this market. The more commonly used technologies are resistive, capacitive (mainly projected capacitive or pro-cap), infrared grid, acoustic and optical. Projected capacitive touch technology comprises approximately 90% of touch sensor units shipped today. Resistive touch technology comprises approximately 9% of the touch sensor units and the remaining technologies comprise the other 1% of the touch sensors units shipped. Pro-cap touch sensor units are projected to grow, while resistive touch sensors units are projected to shrink, while the remaining technologies will occupy less than 1% of total end market in units. Our XTouch™ touch sensor is a pro-cap touch sensor technology. We compete with a variety of ITO (indium tin oxide) based pro-cap touch sensor technologies. The following table is a comparison of ITO based pro-cap touch sensor technologies.

	Description	Strengths	Weaknesses
OGS (One Glass Solution)	ITO patterned on bottom-side of partially strengthened cover glass	• Thin total stack height • Mature supply chain	• Pen performance • Border width • No anti-reflection coating on cover glass • Sheet resistance in larger screens
GFF (Glass/ Film/ Film)	ITO patterned on one or two film layers and laminated beneath cover glass	• Optical quality • Mature supply chain	• Pen performance • Border width • Stack height • Sheet resistance in larger screens
On-cell	ITO deposited on or laminated to top of display color filter (no discreet touch panel)	• Simple supply chain (display maker adds touch) • Low cost	• Touch performance • Pen performance • Limited Touch supplier choice
In-cell	ITO or another sensing technology deposited beneath display color filter (no discreet touch panel)	• Simple supply chain (display maker adds touch) • Touch disappears inside LCD (thinness, transmittance)	• Yield loss • Pen performance • Touch performance • Scrap cost of display • Limited Touch supplier choice

The following table is a comparison of XTouch™ touch sensor technology (with integrated Diamond Guard® cover lens) to ITO based pro-cap touch technologies prepared by and used by us based upon industry feedback and a market assessment on a scale of 1-10 with 10 being the highest:

	OGS	GFF	On-cell	In-cell	XTouch™
Touch Performance	5	5	5	5	9
Pen Performance	3	3	3	3	9
Thinness	10	2	10	9	9
Weight	10	3	10	10	10
Border	5	5	8	8	9
Supply chain	4	2	10	10	5
Solution cost	7	8	10	7	10
Percent of Pro-cap market by area shipped	21%	70%	5%	4%	Market entry

Our Strategy

Our business strategy is to penetrate existing applications markets with our family of Performance Engineered Film™ technologies including XTouch™ produced touch panels and our Diamond Guard® hard coat products by leveraging the capabilities and competencies we achieved in the development of our functional application specific films. We are presently focused on taking the following measures to implement our business strategy:

•
Develop Strategic Relationships. We plan to cultivate relationships to further our efforts in the ongoing development, commercialization, and sales of XTouch™ produced touch panel films and our Diamond Guard® hard coat technology. We believe that gaining the assistance of technology leading OEMs in the deployment of XTouch™ produced touch panel films by including the films in their products will be a significant step for our continuing commercialization and sales of this product line. As a result, we have, and will continue to seek to build relationships with OEMs that will allow us to leverage our existing knowledge, scale, infrastructure, manufacturing and expertise in thin films, optics, fine line printed conductors, assembly, and logistics.

•
Build Our Revenue Sources. We believe that we will be able to continue to derive revenues from several sources: product sales of XTouch™ sensors, and Diamond Guard® resins and, potentially, XTouch™ and Diamond Guard® in an integrated product.

•
Target Leading Manufacturers. We are targeting leading display, materials and electronics manufacturers as potential partners and/or integrators of our Performance Engineered Film™ (PEF) products. We will provide technical assistance and support to manufacturers who are evaluators, developers, or users of our protective cover and XTouch™ touch screen films. We also employ a “pull through” strategy (targeting end device OEMs) by actively marketing the advantages of our technologies to the manufacturers that incorporate touch screen technology into their devices. This could result in our production partners gaining access to the OEM supply chain as OEMs seek the competitive product advantages offered by our Performance Engineered Film™ technologies. We also target ODMs targeted to assemble our sub-components and films into OEM products.

•
Drive Adoption by End-Product Original Equipment Manufacturers. We also plan to employ a “pull through” strategy with OEMs and ODMs that produce end user products by demonstrating our technology. We believe that the significant advantages that our films will offer in performance and protection may induce additional OEMs to request our solutions from their existing suppliers.

•
Enhance Our Existing Performance Engineered Film™ Technology. We believe that continuing development and enhancement of our PEF technology is critical to our success, therefore, we engage in internal development efforts that we expect will expand our intellectual property portfolio, collaborative relationships, and other strategic opportunities. Our primary focus is to expand our intellectual property through development of additional prototypes and materials that enhance and extend our product capabilities or the processes by which the systems are produced, thereby allowing them to be used in a broader array of applications.

•
Develop Prototypes Suitable for Industry Demonstration. We have produced prototypes with a performing system and film products that we believe have superior touch performance to those currently used in the industry and demonstrate our ability to meet OEM product requirements. We have the capability at our Colorado Springs manufacturing facility to run prototype films and products to demonstrate our production solutions for all applications.

•
Manufacturing Facility and Process. We maintain a manufacturing facility in Colorado Springs, Colorado. The facility is equipped with the equipment and infrastructure required to supply commercial level shipments to our current customers and prospective customers. The manufacturing process is conducted in a clean room environment and employs roll-to-roll film production and advanced chemical and photolithographic processes. We manufacture in a clean environment utilizing a combination of Class 1000 and Class 100 clean rooms.

We plan ongoing research on the use of a variety of different thin-film technologies in surface modification applications and the construction of multi-layer stacks where micro-structures can play unique functional roles, such as our current XTouch™ sensor construction and advances to XTouch™ sensor construction. Our focus on next-generation technologies is designed to help establish us as a recognized provider of Performance Engineered Film™ as new markets and applications emerge.

Customers and Partners

Our current and, we believe, our future customers for the XTouch™ electronic film touch sensors will be the device manufacturers and OEMs that currently use touch screens with the LCD and OLED displays in their products.

We expect our future Diamond Guard® hard coat resin customers to include a variety of third party coating manufacturers, plastic component manufacturers and channel distribution partners.

Current and Targeted Partners

•
Carestream (Film Manufacturing Partner): We engaged a production partner for specific varieties of our protective cover film products. Carestream provides assistance in the development and manufacturing of coated films. Manufacturing of our protective cover films can be accomplished using proprietary resins that we will provide.

•
Touch Screen Controller Manufacturers: Although not material to our business plans, we will continue working with touch screen drive controller manufacturers to expand the market for our XTouch™ touch sensors. We have demonstrated that, while XTouch™ touch sensors work with existing touch controllers, the touch controllers can be further modified to maximize the performance advantages that XTouch™ touch sensors offer.

Existing and Target Customers

•
Our existing and target customers are large OEM and ODMs: We shipped commercial products commencing in our second quarter of 2015. In 2015 we shipped to two tier 1 PC and Tablet OEMs for two tablet products, two 2:1 notebook PCs and a commercial printer. In addition, we have been awarded four new projects in the first quarter of 2016 that will reach production at the end of 2016 and beginning of 2017. We are continuing to respond to Requests for Quotes (RFQs) from existing as well as potential future customers.

•	Automotive Market: We recently responded to three RFQ from a supplier to the automotive markets. Our flexible sensor film could be utilized in curved areas of cars such as dashboards.

Sales and Marketing

We are seeking end user product OEMs that desire to integrate XTouch™ touch screens and Diamond Guard® hard coat offerings into their products. We believe that some of the OEMs that have been engaged in these discussions will be interested in pursuing the advantages of XTouch™ touch screens and Diamond Guard® films as a differentiator for their products relative to their competition in their individual market segments. We believe that the proven entry into a single vertical market or application will drive the demand for that product for expanded applications to other product markets.

Our sales strategy intends to build a diverse revenue base that will derive revenues from multiple sources:

•	Product revenues — Proceeds from the sales of Performance Engineered Film™ products from retail and wholesale channels..

•	Critical materials — Proceeds from the sales of Performance Engineered Film™ products to integrators or manufacturers that produce or assemble devices with touch screens.

•
Engineering support contracts — Integrators that are seeking to differentiate their products by leveraging the unique attributes that our Performance Engineered Film™ or Diamond Guard™ resin can potentially provide.

Currently, we are introducing our products to OEMs in various market segments. We do this by demonstrating the advantages that our Performance Engineered Film™ can provide in the form of improved efficiencies and performance. We expect to continue to create OEM and ODM interest in our products by gaining design wins for integration of protective cover films and XTouch™ printed electronic film into established end user devices and applications.

Our plan is to advance our brand in the industry by actively demonstrating to OEMs the elegance and performance advantages of our unique solutions. As we ship our initial products and we begin to build momentum, we may launch various marketing programs to drive awareness of our technology as a component “brand” within the end user products. We expect that these marketing programs will be designed to drive awareness and education of our unique capabilities and enhanced performance among OEMs and wholesale and retail channels. We believe that we will be able to promote our brand as a valued component brand included within the OEM products as a part of our relationship with the end product OEMs. Ultimately the goal of this marketing program will be to:

•	establish us and our unique technologies, independently, as a differentiating factor in end user products;

•	help promote our value as a component product through the inclusion by our partner OEMs of our Performance Engineered Film™ technology in their products; and

•
promote the pen sensitivity advantage of our sensor technology. Pen sensitivity allows OEMs to move to lower cost passive pens vs the currently used active pens present in Microsoft and Apple tablet products.

In addition we will periodically attend trade shows where our targeted customers can be expected to have a presence.

Research and Development

For the twelve months ended December 31, 2015, 2014 and 2013, we spent approximately $6.8 million, $8.1 million and $10.4 million, respectively, on research and development activities. We continue conducting research and development both internally and externally and anticipate material additional investments going forward.

Our development activities are located in our laboratory in The Woodlands, Texas. The laboratory houses our chemistry and testing operations and includes a Class 100 clean room where Copperhead™, Diamond Guard® and all PEF materials development and testing is conducted.

Currently, we are engaged in the development of products and prototypes to further demonstrate the full functionality of the PEF technology across multiple applications and markets in a variety of implementations.

Research and development costs are expensed as incurred and include salaries and benefits, costs to third party contractors to perform research or other activities related to our business, professional fees related to intellectual property work, and facilities costs. The materials used in our research and development and in the manufacturing of our Diamond Guard® and PEF films are readily available for purchase in the open market.

Manufacturing

Our XTouch™ touch screens products are primarily manufactured in our facility in Colorado Springs, Colorado. The manufacturing process is conducted in a clean room environment and employs roll-to-roll film production and advanced chemical and photolithographic processes. The facility is equipped with equipment and infrastructure required to produce commercial level shipment to our current and prospective customers.

Our roll to roll process consists of a number of sequential steps to produce our XTouch™ touch sensor onto PET film. A basecoat comprised of a catalyst impregnated photoresist is applied to both sides of a PET film. As part of the license agreement with Conductive Inkjet Technology (CIT) we transferred the basecoating process for the basecoated PET film to our coating equipment in the Colorado Springs facility in the fourth quarter of 2015. We believe having the basecoating operation in-house will result in substantial manufacturing cost savings and yield improvements.

Photolithographic equipment exposes the basecoat material with the XTouch™ touch sensor circuit pattern. Both sides of the PET film are exposed simultaneously. The expose - plating system develops the exposed basecoat material and the remaining patterned basecoat PET is plated with copper using an electroless plating chemistry.

The patterned, copper plated PET film is then processed by a second chemical plating process to apply a second metal for darkening the copper to enhance visual performance and to improve the environmental reliability.

A polymer overcoat is applied to the patterned PET film utilizing precision film coating equipment. We intend to replace the current polymer overcoat with Diamond Guard®. Diamond Guard® applied to our XTouch™ sensor will lower sensor product costs and enable new sensor products that are thinner and lighter.

Outgoing quality checks are performed on the XTouch™ sensor film, including 100% electrical test and visual inspection. Protective shipping liner are applied to both sides of the XTouch™ sensor film and film is singulated into individual sensors prior to being packaged into shipping containers.

We believe the manufacturing facility and process equipment are capable of supporting current and future production requirements through 2017 without significant capital expenditure.

Intellectual Property Summary

As a company primarily focused on developing new technologies, we expect that our most valuable asset will be our intellectual property. This includes U.S. and foreign patents, patent applications, registered trademarks, common-law trademarks, trade secrets and know-how. We are pursuing an aggressive intellectual property strategy.

As of December 31, 2015, we had 16 patents issued and 58 pending. In addition, as a component of the acquisition of the Atmel touch screen sensor business, we have a license for the Atmel and CIT technology which include 44 patents and 93 pending. Our issued U.S. patents will expire between September 2025 and April 2033.

We have also registered the marks “UniPixel®” and “Diamond Guard®” and filed for registration of the mark “XTouch™” on the principal register of the U.S. Patent and Trademark Office. We rely on a combination of patent and trademark filings, laws that protect intellectual property, confidentiality procedures, and contractual restrictions with our employees and others, to establish and protect our intellectual property rights.

COMPETITION

The industry in which we operate is highly competitive. While existing touch screen technologies based on the use of indium tin oxide (ITO) currently dominate the marketplace, we will be more specifically competing against other emerging technologies that also seek to improve the performance of touch screen systems.  It is our objective to enable the existing touch module assembly infrastructure to incorporate the use of XTouch™ touch screen films into their current manufacturing and assembly operations.  In this way, we believe XTouch™ touch screen products can penetrate the touch screen industry quicker and overcome the resistance to change.  Given the potential advantages that we believe the XTouch™ touch screen films offer, we believe that this should be a relatively quick, inexpensive and profitable process for these manufacturers.

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

EMPLOYEES

As of December 31, 2015, we have 70 full-time employees and no part-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also employ consultants on an as-needed basis to supplement existing staff.

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

We are a company with a limited operating history and little revenues to date.  We may never be able to produce material revenues or operate on a profitable basis.  As a result, we have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future.  As of December 31, 2015, we had an accumulated total deficit of $149.2 million.

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

Negative press from the SEC investigation and resulting judgment and stockholder litigation could have a material adverse effect on our business and financial condition.

The negative press resulting from the SEC investigation and resulting judgment and stockholder litigation matters may have harmed our reputation and could otherwise result in a loss of future business. It could also adversely affect the public’s perception of us and lead to reluctance by new parties to do business with us.  As a result, our business and financial condition may be materially adversely affected.

We are dependent on a limited number of customers.

We have only recently begun generating revenues from a limited number of customers, and our customer concentration may change significantly from period-to-period depending on a customer’s product cycle and changes in our industry. The loss of a customer, a reduction in net revenues of a customer for any reason, or a failure of a customer to fulfill its financial or other obligations due to us could have a material adverse effect on our business, financial condition, and future revenue stream.

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

In addition, we are subject to the following factors, among others, that may negatively affect and cause fluctuations in our operating results:

·	the timing of programs to our customers;

·	the announcement or introduction of new products or technologies by our competitors;

·	our ability to upgrade and develop our infrastructure to accommodate growth;

·	our ability to attract and retain key personnel in a timely and cost effective manner;

·	technical difficulties;

·	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and

·	general economic conditions as well as economic conditions specific to the touchscreen industry.

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

The length of a customer’s product development and release cycle depends on many factors outside of our control and could cause us to incur significant expenses without offsetting revenues, or revenues that vary significantly from quarter to quarter.

The development and release cycle for customer products is lengthy and unpredictable. OEMS and other customers often undertake significant evaluation and design in the qualification of our products, which contributes to a lengthy product release cycle. A customer’s decision to purchase our technology often requires a lengthy approval process undertaken by several decision makers at the customer. The process requires us to make significant investments of time and resources before we can be sure that we will generate any significant sales to our customers or recover our investment. There is no assurance that a customer will adopt our technology after the evaluation or design phase, and we face the risk that our technology will fail to meet our customer’s technical, performance or cost requirements, or that our products will be replaced by competitive products or alternative technological solutions. Even if our product is satisfactory to our customer, the customer may delay or terminate its product development efforts. The occurrence of any of these events could cause sales to not materialize, be deferred, or be cancelled, which would adversely affect our operating results. Furthermore, the lengthy and variable development and release cycle for products may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from quarter to quarter.

Expansion into new markets may increase the complexity of our business, cause us to increase our research and development expenses to develop new products and technologies or cause our capital expenditures to increase, and if we are unable to successfully adapt our business processes and product offerings as required by these new markets, our ability to grow will be adversely affected.

As we expand our product lines to sell into new markets, such as automotive, the overall complexity of our business may increase at an accelerated rate and we may become subject to different market dynamics. These dynamics may include, among other things, different demand volume, seasonality, product requirements, sales channels, and warranty and return policies. In addition, expansion into other markets may result in increases in research and development expenses and substantial investments in manufacturing capability or technology enhancements. If we fail to successfully expand into new markets with products that we do not currently offer, we may lose business to our competitors or new entrants who offer these products.

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

Our common stock has traded on The NASDAQ Capital Market as low as $0.48 and as high at $41.42 during the period from December 10, 2010 through December 31, 2015. In addition, the markets for high technology stocks have experienced extreme volatility that has often been unrelated to the operating performance of the particular companies.  These broad market fluctuations may adversely affect the trading price of shares our common stock.

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

As of December 31, 2015, we had outstanding warrants and options exercisable for an aggregate of 13,011,554 shares of common stock at a weighted average exercise price of $2.33 per share. Upon exercise of these warrants or options, we would issue additional shares of our stock. As a result, our current stockholders as a group would own a substantially smaller interest in us and may have less influence on our management and policies than they now have. Furthermore, the holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise more of their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

In addition, warrants covering 9,625,871 shares which were issued in November 2015 have an exercise price of $1.50 per share and have a term of five years from the date of issuance. The exercise price of the warrants and the number of shares for which the warrants are exercisable are subject to certain adjustments if we issue or sell additional shares of common stock or common stock equivalents at a price per share less than the exercise price then in effect, or without consideration. Notwithstanding the foregoing, there will be no adjustment to the exercise price of these warrants or number of warrant shares issuable upon exercise in connection with the issuance of common stock upon Board of Director-approved employee benefit plans or upon the conversion, exercise or payment of certain outstanding, excluded securities.

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

Our common stock may be delisted from The Nasdaq Capital Market, or NASDAQ.

As previously disclosed, on January 8, 2016, we received a deficiency letter from NASDAQ notifying us that, for the prior 30 consecutive business days, the bid price our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on NASDAQ.  If the bid price of our common stock stays below $1.00 for an extended period, or we are unable to continue to meet NASDAQ’s listing maintenance standards for any other reason, our common stock could be delisted from NASDAQ. On March 15, 2016, the last reported sale price of our common stock on NASDAQ was $0.73 per share.

If our stock is delisted from NASDAQ, we will make every possible effort to have it listed on the Over the Counter Bulletin Board (the “OTC Bulletin Board”). If our common stock was to be traded on the OTC Bulletin Board, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and related SEC rules would impose additional sales practice requirements on broker-dealers that sell our securities. These rules may adversely affect the ability of stockholders to sell our common stock and otherwise negatively affect the liquidity, trading market and price of our common stock.

If our common stock would not be able to be traded on the OTC Bulletin Board, we would make every effort to have it available for trading on the National Quotation Bureau’s Pink Sheets, or the Pink Sheets. The Pink Sheets market consists of security firms who act as market makers in the stocks, usually, of very small companies. The bid and asked prices are not quoted electronically, but are quoted daily in “hard copy” which is delivered to firms that subscribe. Stocks that trade in the Pink Sheets are usually not as liquid as those that trade in electronic markets and, often time, the difference between the bid and the asked prices are substantial. As a result, if our common stock were traded on the Pink Sheets, there would likely be a further negative effect on the liquidity, trading market and price of our common stock even compared to what we might suffer if we were traded on the OTC Bulletin Board.

We believe that the listing of our stock on a recognized national trading market, such as NASDAQ, is an important part of our business and strategy. Such a listing helps our stockholders by providing a readily available trading market with current quotations. Without such a listing, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline. Furthermore, a delisting from NASDAQ would result in negative publicity and would negatively impact our ability to raise capital in the future.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the 32,170,778 shares of our common stock outstanding as of December 31, 2015, approximately 31.9 million shares are held by non- “affiliates” and are, or will be, freely tradable without restriction, and the remaining shares are held by our “affiliates”, as of such date.  Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus (including sales by investors of securities acquired in connection with this offering) may have a material adverse effect on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our main corporate offices are located at 4699 Old Ironsides Drive, Suite 300, Santa Clara, CA. The operating lease is for 4,478 square feet and terminates on July 14, 2018. We entered into a lease for office and production facilities for approximately 28,918 square feet at 1150 E. Cheyenne Mountain Boulevard, Colorado Springs, Colorado that terminates on October 15, 2016. We also have a lease for office, warehouse and laboratory facilities for approximately 7,186 square feet at 3400 Research Forest Drive, Suite B2, The Woodlands, TX under a third party non-cancelable operating lease through May 31, 2016.   We believe these properties are adequate for our operations at this stage of our development.

ITEM 3. LEGAL PROCEEDINGS

Class Action Litigation

In June 2013, two purported class action complaints were filed in the United States District Court, Southern District of New York and the United States District Court, Southern District of Texas against us and our former CEO, former CFO, and former Chairman. The Southern District of New York complaint was voluntarily dismissed by plaintiff on July 2, 2013.  The surviving complaint, with the caption Fitzpatrick, Charles J. v. Uni-Pixel, Inc., et. al. (Cause No. 4:13-cv-01649), alleged that we and our officers and directors violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning our licensing agreements and product development  (the “Class Action Litigation”).  The complaint sought unspecified damages on behalf of a purported class of purchasers of our common stock during the period from December 7, 2012 to May 31, 2013.  On July 25, 2014, the judge granted in part and denied in part our motion to dismiss the case, significantly limiting the claims remaining in the Class Action Litigation.  On August 25, 2014, we filed an answer to the complaint.  In November 2014, we entered into a memorandum of understanding to settle the Class Action Litigation.  The proposed settlement would result in a payment of $2.35 million in cash to the settlement class, inclusive of fees and expenses. In addition, we agreed to issue $2.15 million in common stock to the settlement class with a range of shares of common stock between 358,333 shares and 430,000 shares, calculated by using the trailing 5 day average stock price from the date of Court approval of the settlement. On April 30, 2015, the Court approved the settlement of the Class Action Litigation on the terms set forth above. As a result, we issued 430,000 shares of common stock. The cash payment portion of the settlement of $2.35 million was paid from insurance proceeds. The common stock portion of this settlement, totaling $2.15 million is included in other expense and in current liabilities (Settlement of Class Action and Derivative Lawsuits) on the accompanying consolidated financial statements. Following the issuance of the common stock in May 2015, this amount was reclassified to Additional Paid In Capital and Common Stock.

Shareholder Derivative Litigation

On February 19, 2014, a shareholder derivative lawsuit, Jason F. Gerzseny v. Reed J. Killion, et. al., was filed in the 165th Judicial District in Harris County, Texas.  On February 21, 2014, another shareholder derivative lawsuit, Luis Lim v. Reed J. Killion, et. al., was also filed in Harris County district court.  Both complaints alleged various causes of action against certain of our current and former officers and directors, including claims for breach of fiduciary duty, corporate waste, insider selling, and unjust enrichment.  On April 8, 2014, these derivative actions were consolidated into one action, captioned In re Uni-Pixel, Inc., Shareholder Derivative Litigation (Cause No. 2014-08251) (the “Shareholder Derivative Litigation”), and on September 9, 2014, plaintiff filed an amended consolidated complaint. On April 13, 2015, the Court approved the settlement of the Shareholder Derivative Litigation, which required the payment of $150,000 in cash and the issuance of 20,833 shares of the common stock. The cash payment portion of the settlement was paid from insurance proceeds. The common stock portion of the settlement, totaling $125,000, is included in other expense and in current liabilities  on the accompanying consolidated financial statements. Following issuance of the common stock in April 2015, this amount was reclassified to Additional Paid In Capital and Common Stock.

Securities and Exchange Commission Investigation

On November 19, 2013, we learned that the Fort Worth Regional Office of the United States SEC issued subpoenas concerning our agreements related to our InTouch™ Sensors.  We cooperated fully with the SEC regarding this non-public, fact-finding inquiry, and as we disclosed on our Current Report filed with the SEC on March 18, 2016, the U.S. District Court for the Southern District of Texas on March 16, 2016 signed a Final Judgment on a complaint filed by the SEC pursuant to our consent. Without admitting or denying the allegations of the SEC’s complaint, we consented to the Judgment, which permanently enjoins us from violating Sections 10(b) and 13(b)(2)(A) and (B) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 of the SEC and Section 17(a) of the Securities Act of 1933. The Final Judgment also permanently enjoins the filing with the SEC any periodic report pursuant to Section 13(a) of the Exchange Act and Rules 13a-1, 13a-11, 13a-13 and 12b-20 of the SEC, which contains any untrue statement of material fact, or which omits to state a material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading, or which fails to comply in any material respect with the requirements of Section 13(a) of the Exchange Act and the rules and regulations thereunder.  The Final Judgment also provides for a civil penalty in the amount of $750,000 to be paid in accordance with the following schedule:

(1)           $20,000, within 14 days of entry of this Final Judgment;
(2)           $20,000, within 104 days of entry of this Final Judgment;
(3)           $30,000, within 194 days of entry of this Final Judgment;
(4)           $45,000, within 284 days of entry of this Final Judgment;
(5)           $60,000, within 374 days of entry of this Final Judgment;
(6)           $70,000, within 464 days of entry of this Final Judgment;
(7)           $80,000, within 554 days of entry of this Final Judgment;
(8)           $80,000, within 644 days of entry of this Final Judgment;
(9)           $80,000, within 734 days of entry of this Final Judgment;
(10)         $85,000, within 824 days of entry of this Final Judgment;
(11)         $90,000, within 914 days of entry of this Final Judgment;
(12)         $90,000, within 1004 days of entry of this Final Judgment

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

Quarter Ended	High	Low

2015
Fourth Quarter	$1.87	$0.48
Third Quarter	$2.66	$0.92
Second Quarter	$7.70	$2.57
First Quarter	$7.12	$5.00

2014
Fourth Quarter	$6.51	$4.38
Third Quarter	$8.80	$5.62
Second Quarter	$9.30	$4.80
First Quarter	$10.96	$7.57

Holders

According to our transfer agent, as of January 31, 2015 we had approximately 1,003 shareholders of record.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

We have never paid dividends on our common stock. Currently, we anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of December 31, 2015.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,873,193	$6.51	513,837

Equity compensation plans not approved by stockholders (1)	68,001	7.50	—

Total	1,941,194	$6.54	513,837

(1)	During 2006 and 2007, we granted a total of 86,668 stock options to board members. As of December 31, 2014, 68,001 stock options remain outstanding.

Please see Note 6 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information about our equity compensation plans.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

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

Overview

We develop and market touch sensor films for the touch screen and flexible electronics markets. Our roll-to-roll electronics manufacturing process patterns fine line conductive elements on thin films. We market our technologies for touch panel sensor and hard coat resin for cover glass replacement, and protective cover film applications under the XTouch™ and Diamond Guard® brands.

We believe we are one of the technology leaders in the optical design and manufacturing of large area microstructured polymer film materials and related technologies for the display, flexible electronics, and automotive industries. Our microstructured polymer films, which we refer to as Performance Engineered Films (PEFs), are designed to lower the cost and improve functionality and performance of devices in the markets they address. We make transparent conductive films and flexible electronic films based on our proprietary manufacturing process for high volume, roll to roll printing of flexible thin-film conductor patterns. The process offers precision micro-electronic circuit patterning and modification of surface characteristics over a large area on an ultra-thin, clear, flexible, plastic substrate. These films may be incorporated into computer, tablet, printer and smartphone touch sensors, as well as automotive, applications. We sell the touch screen films under the brand XTouch™, as sub-components of a fully assembled touch sensor module.

In addition to the flexible electronic films described above, we have developed a hard coat resin that can be applied using film, spray or inkjet coating methods for applications as protective cover films, a cover lens replacement or a conformal hard coat for plastic components. We sell our hard coat resin and optical films under the Diamond Guard® brand.

Our strategy is to further develop our proprietary Performance Engineered Film™ technology around the vertical markets that we have identified as high growth profitable market opportunities.  These markets include touch sensors and automotive.

In 2016, we will remain focused on balancing the longer-term needs of our business while remaining prudent with our spending in the short term.  We believe in the underlying fundamentals of our core business strategy and we are focused on addressing the market trends of mobile devices.  We believe our strategy aligns well with the driving forces of the portable device manufacturers.  With our strategy, our product pipeline, and the deeper penetration in the various markets, we plan to address our challenges in the following manner:

·	Assume continued uncertainty in the near-term US economic recovery;
·	Grow faster than the markets we serve by focusing on new product introductions to accelerate growth as we enter 2016; and
·	Maintain investments that deliver innovation and product development.

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

Revenue on certain fixed price contracts where we provide research and development services are recognized over the contract term based on achievement of milestones.  When the contracts provide for milestone or other interim payments, we will recognize revenue under the milestone method.  Contracts with Dell, Inc. (“Dell”) and Intel Corporation (“Intel”) entered into during 2012 and 2013, respectively, are being accounted for under the milestone method.  The milestone method requires us to deem all milestone payments within each contract as either substantive or non-substantive.  That conclusion is determined based upon a thorough review of each contract and our deliverables committed to in each contract.  For substantive milestones, we concluded that upon achievement of each milestone, the amount of the corresponding defined payments is commensurate with the effort required to achieve such milestone or the value of the delivered item.  The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract.  For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones.

In December 2012, we and Dell entered into a touch sensor Preferred Price and Capacity License Agreement and entered into Statement of Work Number One (collectively, the “Original Agreement”) to manufacture specified touch sensors.  Statement of Work Number One had three phases and three milestones.  The three phases were as follows:

·	Phase 1 – The parties were to engage with designated manufacturers to design product solutions based on our technology
·	Phase 2 - We were to deliver production-quality samples of products based on Dell’s specifications for specific products
·	Phase 3 – We were to deliver to the designated manufacturers production-level volumes in calendar year 2013

The three milestones were as follows:

·	Milestone 1 – Execution of contract (non-substantive) and completion of new plating manufacturing facility per specifications on or about April 30, 2013 (substantive) - $5 million
·	Milestone 2 – Deliver production quality metal mesh sensors on or around July 31, 2013 (substantive) - $5 million
·	Milestone 3 – Production purchase order at production level volumes to be delivered in calendar year 2013 (non-substantive) - $5 million

During 2013, we recognized $5 million of revenue from Dell as non-recurring engineering revenue under the milestone method for completion of Milestone 1. Because this was a one-time payment, we do not believe that the loss of this customer would have a material adverse effect on the Company’s business.

Effective February 25, 2014, we and Dell entered into Amendment No. 1 to Statement of Work No. 1 (the “Amendment”).  The Amendment affirmed that the parties had agreed not to proceed with Phase 2 and Phase 3 as described in the Original Agreement and agreed that, as a result, no further payments were due to us.  The Amendment also revised the Milestone 2 due date from July 31, 2013 to June 30, 2014 and terminated the exclusivity option relating to notebook computers, which required us to exclusively make and sell touch sensor film to Dell for notebook computer or hybrid devices that were launched in calendar year 2013. The exclusivity waiver allows us the opportunity to sell its touch sensors for use in competing notebook applications.  The preferred pricing and capacity aspects of the Original Agreement remained unchanged.

In April 2013, we entered into an agreement with Intel (the “Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below.  The Agreement required us to purchase certain equipment, which we purchased in 2013 and which we consider not a substantive milestone.   The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014, which we consider a substantive milestone.  We received $5 million in May 2013, which is non-refundable and is recorded as deferred revenue in the accompanying consolidated balance sheet at December 31, 2014. As of December 31, 2015 the $5.0 million is no longer in deferred revenue. Please refer to Note 5. Upon achieving the deliverables of the Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch Sensors jointly developed with Eastman Kodak Corporation (“Kodak”) made directly to Intel or to those of Intel’s manufacturing partners that use the Intel’s Preferred Price and Capacity License Agreement (“Designated Customers”).  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If we commit a material breach of the license agreement, certain of our equipment with an original cost of approximately $10.1 million would be assigned to Intel to make it whole on any remaining amounts due under the commission cap of $18.5 million.

In April 2014, we entered into the First Amendment to the Capacity License Agreement with Intel (the “Amended Agreement”).  The Amended Agreement modified the original Agreement terms as follows: 1) our inability to reach, by April 2014, the minimum production capability and the required quality standards specified in the Agreement will no longer constitute a material breach to the Agreement; 2) the total amount of cash proceeds to be received was reduced from $10 million to $5 million, which included the $5 million we received in May 2013; 3) the cap on the commission amount was reduced from $18.5 million to $6.25 million; 4) the term “commission” was defined as 10% of gross revenue from the sale of all InTouch™ sensors sold by us, which includes sales of sensors to all customers including, but not limited to, Intel and its Designated Customers; 5) if we become the subject of any proceeding under any bankruptcy, insolvency or liquidation law, we will assign all title and ownership to certain designated equipment (the “Equipment”) to Intel; and 6) if we materially breach the Amended Agreement, which breach is not cured within 30 days after receipt of notice from Intel, we may choose to either (A) pre-pay the cap on the commission to Intel (less the total of all previously paid commissions) or (B) assign all title and ownership to the Equipment to Intel.  The remaining milestone of the Amended Agreement was the capability to produce at least 1 million sensors units per month. However, the Capacity License Agreement pertained to the old technology that was jointly developed by Kodak was terminated in April 2015 and we have abandoned this technology. Therefore, we recorded a $5 million gain on relief of deferred revenue liability for discontinued operations in the fourth quarter of 2015. See Note 5.

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

The warrants are accounted for as a liability at their fair value at each reporting period.  The value of the derivative liability will be re-measured at each reporting period with changes in fair value recorded as earnings.  To derive an estimate of the fair value of these warrants, a binomial model is utilized that computes the impact of share dilution upon the exercise of the warrant shares.  This process relies upon inputs such as shares outstanding, estimated stock prices, bond discount rate, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in the notes to the Consolidated Financial Statements in Item 8  of Part II of this Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which is incorporated herein by reference.

Results of Operations

Comparison of Fiscal Years Ending December 31, 2015 and 2014

REVENUES.  Revenues were $3.7 million for the year ended December 31, 2015 as compared to $0 for the year ended December 31, 2014.  Revenues for the year ended December 31, 2015 were mainly comprised of sales of XTouch sensors, which we began to sell in 2015.

COST OF REVENUES.  Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues were $12.3 million for the year ended December 31, 2015 and $0 for the year ended December 31, 2014.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 14%, or approximately $1.6 million, to $10.2 million for the year ended December 31, 2015 from $11.8 million for the year ended December 31, 2014.  The major components of the decrease are as follows:

a) Salaries and benefits increased by approximately $0.3 million to $3.7 million for the year ended December 31, 2015 compared to $3.4 million for the year ended December 31, 2014 due primarily to the following: an increase in salaries to $1.7 million for the year ended December 31, 2015 compared to $1.5 million for the year ended December 31, 2014 due to an increase in the number of employees; an increase in severance of $0.1 million; a decrease in stock compensation expense to $0.6 million for the year ended December 31, 2015 compared to $0.9 for the year ended December 31, 2014; and an increase in restricted stock expense to $1.1 million for the year ended December 31, 2015 compared to $0.8 million for the year ended December 31, 2014;

b) Legal expense increased by approximately $0.3 million to $1.2 million for the year ended December 31, 2015 compared to $0.9 million for the year ended December 31, 2013 primarily due to an increase in the SEC investigation and legal work related to the asset acquisition in April 2015.

c) Travel expense increased by approximately $0.1 million to $0.4 million for the year ended December 31, 2015 compared to $0.3 million for the year ended December 31, 2014 primarily due to decreased travel visiting potential customers and suppliers;

d) Contract labor increased by approximately $0.1 million to $0.2 million for the year ended December 31, 2015 compared to $0.1 million for the year ended December 31, 2014 primarily due to increase in IT support;

e) Other expenses increased by approximately $0.4 million primarily due to expenses related to our new California office and D&O insurance;

f) Depreciation and amortization expense decreased by approximately $2.8 million to $3.3 million for the year ended December 31, 2015 compared to $6.1 million for the year ended December 31, 2014 primarily due to write-off of equipment made during fiscal year 2015.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by 16% or approximately $1.3 million during the year ended December 31, 2015 to $6.8 million from $8.1 million for the year ended December 31, 2014. The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $0.6 million to $3.5 million for the year ended December 31, 2015 compared to $4.1 million for the year ended December 31, 2014 due primarily to the following: a decrease in stock compensation expense to $0.9 million for the year ended December 31, 2015 compared to $1.5 million for the year ended December 31, 2014; and a decrease in restricted stock expense to $0.3 million for the year ended December 31, 2015 compared to $0.5 million for the year ended December 31, 2014; offset by an increase of $0.3 million in salaries from $1.6 million for the year ended December 31, 2014 to $1.9 million for the year ended December 31, 2015 due to an increase in the number of employees;

b) Lab expense, which includes contract labor, decreased by approximately $1.3 million to $2.1 million for the year ended December 31, 2015 from $3.4 million for the year ended December 31, 2014 primarily due to termination of the joint Kodak development agreement; and

c) Travel expense attributable to research and development increased by approximately $0.2 million to $0.4 million for the year ended December 31, 2015 from $0.2 million for the year ended December 31, 2014 primarily due to offsite management of research and development activities.

d) Consulting expense attributable to research and development increased by approximately $0.2 million to $0.2 million for the year ended December 31, 2015 from $0 for the year ended December 31, 2014 primarily due to increased research and development activities.

OTHER INCOME (EXPENSE), NET.

Debt issuance expense increased to $1.4 million for the year ended December 31, 2015 compared to $0 for the year ended December 31, 2014 due to the offering of Convertible Notes completed in April 2015.

Gain on change in derivative liability increased to $5.5 million for the year ended December 31, 2015 compared to $0 for the year ended December 31, 2014, primarily due to the offering of the Convertible Notes completed in April 2015.

Accretion on Convertible Note expense increased from $0 for the year ended December 31, 2014 to approximately $10.7 million for the year ended December 31, 2015 due to the offering of the warrants which accompanied the Convertible Notes completed in April 2015.

Legal settlements were $2.3 million for year ended December 31, 2014 compared to $0 in December 31, 2015. The settlement which was related to our class action and derivative lawsuit was finalized in April 2015 and was paid from insurance proceeds. For the year ended December 31, 2015 we had legal settlements of $0.8 million related to our SEC investigation. The settlement was finalized in March 2016 and will be paid over three years.

Interest expense, net, increased to an expense of $0.5 million for the year ended December 31, 2015 as compared to income of $16,490 for the year ended December 31, 2014, primarily due to the increased interest expense associated with the offering of Convertible Notes completed in April 2015.

NET LOSS.   Net loss from continuing operations was $33.3 million for the year ended December 31, 2015, as compared to a net loss from continuing operations of $22.1 million for the year ended December 31, 2014.  Loss on discontinued operations was $3.7 million for year ended December 31, 2015, as compared to a loss on discontinued operations of $3.5 million for the year ended December 31, 2014.  Net loss was $37.0 million for the year ended December 31, 2015, as compared to a net loss of $25.7 million for the year ended December 31, 2014.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet transactions.

Liquidity and Capital Resources

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. Until revenue begins to increase on our products to support our operations we will continue to be highly dependent on financing from third parties.  In April 2015, we sold $15.0 million of Convertible Notes and sold an additional $0.5 million of Convertible Notes in November 2015. On November 30, 2015 we sold 9,625,871 shares of our common stock, raising net proceeds of approximately $7.2 million. Barring unanticipated expenses, we expect the proceeds from this offering, together with our cash on hand and collaborative agreements with corporate partners, to support our operations through March 31, 2017.

Operating Activities

Cash used in operating activities during the year ended December 31, 2015 increased to $16.6 million as compared to $14.4 million used for the year ended December 31, 2014.

During the year ended December 31, 2015, we experienced the following:
·	an increase in accretion of discount on Convertible Notes of $10.7 million;
·	a decrease in fair value of derivatives of $5.5 million;
·	a loss on impairment of property and equipment of $7.6 million;
·	an increase in accounts payable of $0.9 million; and
·	a decrease in deferred revenue of $5.0 million.

During the year ended December 31, 2014, we experienced the following:
·	a decrease in accounts payable of $0.8 million; and
·	a potential settlement of class action and derivative lawsuits of which $2.3 million. This was settled in May 2015.

Investing Activities

Cash used in investing activities during the year ended December 31, 2015 increased to $14.8 million as compared to $1.3 million used for the year ended December 31, 2014.   The significant use of cash for investing activities during 2015 were the purchase of prepaid licenses for $14.0 million obtained in the asset acquisition in April 2015. For 2014 cash for investing activities were primarily attributable to the purchase of equipment related to our research and development activities and for production.

As of December 31, 2015, we have no material commitments for capital expenditures and we do not anticipate making significant expenditures for production equipment in the near future.

Financing Activities

Historically, we have financed our operating and investing activities primarily from the proceeds of private placements and public offerings of common stock, convertible investor notes, and a preferred stock offering.

The total net cash provided by financing activities was $15.4 million for the year ended December 31, 2015 primarily due to:
·	$7.2 million of net proceeds from the issuance of common stock;
·	$13.7 million of net proceeds from the issuance of Convertible Note and warrants;
·	$1.5 million of payments of Convertible Notes; and
·	$4.1 million of cash restricted for Convertible Note.

The total net cash provided by financing activities was $41,640 for the year ended December 31, 2014, which includes:
·	$41,640 of net proceeds from the exercise of stock options.

Working Capital

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. However, in the second quarter of 2015 we began to ship commercially and we expect the revenue and possibly any other financing options to support our future operations.  On November 30, 2015, we sold 9,625,871 shares of our common stock, raising net proceeds of approximately $7.2 million.  In addition, after retiring in February 2016 the Convertible Notes issued by us in April 2015 and November 2015, we have no outstanding restricted cash as the $4.1 million of restricted cash as of December 31, 2015 has since been released. Barring unanticipated expenses, we expect the proceeds from this offering, together with our cash on hand, collaborative agreements with corporate partners and additional financing, to support our operations through December 31, 2016.

As of December 31, 2015, we had a cash balance of approximately $7.6 million, $4.1 million of restricted cash and working capital of $13.9 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation as of December 31, 2015, under the supervision and with the participation of our management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We have designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

 (b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)  and concluded that our internal control over financial reporting was effective as of that date.

As a smaller reporting company, pursuant to the rules of the SEC, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm for the year ended December 31, 2015.

 (c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under “Election of Directors,” “Executive Officers,” “Code of Ethics for Senior Financial Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Matters” in the Company’s Definitive Proxy Statement to be filed with the SEC for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”), and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Executive Compensation and Other Information,” “Corporate Governance and Board Matters — Director Compensation,” “Compensation Committee Interlocks,” “Compensation Committee Report,” “Payments Upon Termination and Change in Control” in the 2016 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial owners,” in the 2016 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters — Director Independence,” in the 2016 Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Audit Information — Fees Paid to Independent Registered Public Accounting Firm,” in the 2016 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Uni-Pixel, Inc. (6)
3.2	Form of Certificate of Amendment to Amended and Restated Certificate of Incorporation of Uni-Pixel, Inc. (6)
3.3	Amended and Restated Bylaws of Uni-Pixel, Inc. (1)
4.1	Form of common stock certificate (3)
4.2	Form of Warrant to be granted to MDB Capital Group LLC (6)
4.3	Form of Warrant (13)
4.4	Secured Promissory Note (10)
4.5	Form of Senior Secured Convertible Note (10)
4.6	Form of Registration Rights Agreement between Uni-Pixel, Inc. and the investors listed on the Schedule of Buyers (10)
4.7	Form of Warrant, dated November 24, 2015 (13)
10.1	Employee Intellectual Property Assignment and Nondisclosure Agreement (1) (2)
10.2	Uni-Pixel, Inc. 2005 Stock Incentive Plan (1) (2)
10.3	Uni-Pixel, Inc. 2005 Stock Incentive Plan — Notice of Stock Option Award (1) (2)
10.4
Agreement and Plan of Merger and Reorganization Among Real-Estateforlease.com, Inc., Uni-Pixel Merger Sub, Inc., Gemini V, Inc., Uni-Pixel Displays, Inc. and those Stockholders of Real-Estateforlease.com, Inc. Listed on Exhibit “A” as “Company Stockholders” (1)

10.5	Uni-Pixel, Inc. 2007 Stock Incentive Plan (4) (2)
10.6	Uni-Pixel, Inc. 2010 Stock Incentive Plan (5) (2)
10.7	Uni-Pixel, Inc. 2011 Stock Incentive Plan (7) (2)
10.8	Preferred Price and Capacity License Agreement (including Statement of Work No. 1, as amended) dated November 20, 2012 (8) (10) (15)
10.9	Capacity License Agreement dated March 21, 2013 (8) (13) (16)
10.10	Amended Capacity License Agreement dated April 21, 2014 (9) (15)
10.11	Purchase and Sale Agreement by and between Uni-Pixel Displays, Inc. as Buyer and Atmel Corporation as Seller (10)
10.12	XTouch Patent License Agreement between Uni-Pixel Displays, Inc. and Atmel Corporation (10)
10.13	XTouch Intellectual Property License Agreement between Uni-Pixel Displays, Inc. and Atmel Corporation (10)
10.14	Transition Services Agreement between Uni-Pixel Displays, Inc. and Atmel Corporation (10)
10.15	Lease Agreement by and between Atmel Corporation as Lessor and Uni-Pixel Displays, Inc. as Lessee (Building 2) (10)
10.16	Lease Agreement by and between Atmel Corporation as Lessor and Uni-Pixel Displays, Inc. as Lessee (Building 4) (10)
10.17	Bill of Sale and Assignment and Assumption Agreement (10)
10.18	FLT (Fine Line Technology) Patent License between Uni-Pixel Displays, Inc. and CIT Technology Limited (10)
10.19	FLT (Fine Line Technology) Intellectual Property License between Uni-Pixel Displays, Inc. and CIT Technology Limited (10)
10.20	Agreement for the Provision of Manufacturing and Technology Transfer Services between CIT Technology Limited and Uni-Pixel Displays, Inc. (10)
10.21	Form of Securities Purchase Agreement between Uni-Pixel, Inc. and the investors listed on the Schedule of Buyers (10)
10.22	Pledge and Security Agreement made by Uni-Pixel, Inc. and Uni-Pixel Displays, Inc. in favor of Hudson Bay Master Fund Ltd. as Collateral Agent (10)
10.23	Guaranty Agreement issued by Uni-Pixel Displays, Inc. in favor of the investors listed on the Schedule of Buyers (10)
10.24	Form of Lock-Up Agreement (10)
10.25	Offer Letter, dated as of May 21, 2015, by and between Uni-Pixel, Inc. and Ms. Christine Russell (11)
10.26	Offer Letter, dated as of May 1, 2015, by and between Uni-Pixel, Inc. and Mr. Jalil Shaikh (12)
10.27	Form of Subscription Agreement, dated November 24, 2015 (13)
10.28	Placement Agency Agreement, dated November 24, 2015, between Uni-Pixel, Inc. and Roth Capital Partners, LLC (13)

10.29	Waiver and Consent with Hudson Bay Master Fund Ltd. (14)
14	Code of Ethics (9)
21	Subsidiaries (14)
23.1	Consent of PMB Helin Donovan, LLP, Independent Registered Public Accounting Firm (14)
31.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (14)
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (14)
32.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)
101
The following financial information from this Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text and in detail (14)

(1)	Previously filed as an exhibit to our Form 10-SB, filed on February 18, 2005, and incorporated by reference hereto.
(2)	Management contract or compensation plan or arrangement.
(3)	Previously filed as an exhibit to our Form 10-KSB, filed on March 28, 2006, and incorporated by reference hereto.
(4)	Previously filed as an exhibit to our Form 8-K, filed on September 20, 2007, and incorporated by reference hereto.
(5)	Previously filed as an exhibit to our Form S-8, filed on June 4, 2010, and incorporated by reference hereto.
(6)	Previously filed as an exhibit to our Form S-1, Amendment #3, filed on December 1, 2010, and incorporated by reference hereto.
(7)	Previously filed as an exhibit to our Form S-8, filed on September 15, 2011, and incorporated by reference hereto.
(8)	Previously filed as an exhibit to our Amendment No. 1 to Form 10-K, filed on January 27, 2015, and incorporated by reference hereto.
(9)	Previously filed as an exhibit to our Form 10-K, filed on February 26, 2015, and incorporated by reference hereto.
(10)	Previously filed as an exhibit to our Form 8-K, filed on April 17, 2015, and incorporated by reference hereto.
(11)	Previously filed as an exhibit to our Form 8-K, filed on May 28, 2015, and incorporated by reference hereto.
(12)	Previously filed as an exhibit to our Form 8-K, filed on June 1, 2015, and incorporated by reference hereto.
(13)	Previously filed as an exhibit to our Form 8-K, filed on November 24, 2015, and incorporated by reference hereto
(14)	Filed herewith.
(15)	We continue to believe that no law, rule or regulation requires the filing of this agreement, but we are filing the agreement at the direction of the Securities and Exchange Commission.
(16)
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

UNI-PIXEL, INC.

Date: March 30, 2016	By:	/s/ JEFF HAWTHORNE
Jeff A. Hawthorne
Chief Executive Officer

Date: March 30, 2016	By:	/s/ CHRISTINE A. RUSSELL
Christine A. Russell
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff A. Hawthorne	Chief Executive Officer (Principal Executive Officer), President and Director	March 30, 2016
Jeff A. Hawthorne

/s/ Christine A. Russell	Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary	March 30, 2016
Christine A. Russell

/s/ Carl J. Yankowski	Director	March 30, 2016
Carl J. Yankowski

/s/ Bruce I Berkoff	Director	March 30, 2016
Bruce I. Berkoff

/s/ Ross A. Young	Director	March 30, 2016
Ross A. Young

/s/ William Wayne Patterson	Director	March 30, 2016
William Wayne Patterson

/s/ Anthony J. LeVecchio	Director	March 30, 2016
Anthony J. LeVecchio

/s/ Malcolm J. Thompson	Director	March 30, 2016
Malcolm J. Thompson

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF UNI-PIXEL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Uni-Pixel, Inc.:

We have audited the accompanying consolidated balance sheets of Uni-Pixel, Inc. (the ”Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit as of December 31, 2015 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting at December 31, 2015.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion at December 31, 2015.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO and our report dated February 26, 2015 expressed an unqualified opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uni-Pixel, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan LLP

/s/ PMB Helin Donovan LLP

March 30, 2016
Dallas, Texas

Uni-Pixel, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2015	December 31, 2014

ASSETS
Current assets
Cash and cash equivalents	$7,618	$23,663
Restricted cash	4,098	—
Account receivable, net	334	—
Inventory	769	—
Debt issuance costs	526	—
Assets held for sale	—	7,609
Prepaid licenses	4,900	—
Prepaid expenses	819	122

Total current assets	19,064	31,394

Property and equipment, net of accumulated depreciation of $4,013 and $10,867, at December 31, 2015 and December 31, 2014, respectively	1,842	3,500
Restricted cash	—	18
Other long-term assets	13
Prepaid licenses, net of current portion	5,629	—

Total assets	$26,548	$34,912

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,150	$281
Accrued liabilities	780	—
Settlement of class action and derivative lawsuits	—	2,275
Convertible notes payable	2,773	—
Derivative liability	491	—
Deferred revenue	—	5,000

Total current liabilities	5,194	7,556

Royalty liability	1,175	—
Long term liabilities	645	—
Long term debt	450	—

Total liabilities	7,464	7,556

Commitments and contingencies	—	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 32,170,778 shares issued and outstanding at December 31, 2015 and 12,350,715 shares issued and outstanding at December 31, 2014	32	12
Additional paid-in capital	168,243	139,512
Accumulated deficit	(149,191)	(112,168)

Total shareholders’ equity	19,084	27,356

Total liabilities and shareholders’ equity	$26,548	$34,912

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

Revenue	$3,757	$—	$5,082

Cost of revenues	12,335	—	9

Gross margin	(8,578)	—	5,073

Selling, general and administrative expenses	10,154	11,754	9,889
Research and development	6,811	8,126	10,384

Operating loss	(25,543)	(19,880)	(15,200)

Other income (expense)
Debt issuance cost amortization expense	(1,365)	—	—
Gain on derivative liability	5,517	—	—
Accretion of discount on convertible notes	(10,659)	—	—
Legal settlements	(750)	(2,275)	—
Interest income (expense), net	(521)	16	19
Other income (expense), net	(7,778)	(2,259)	19

Net loss from continuing operations	$(33,321)	$(22,139)	$(15,181)

Discontinued operations (note 9)
Loss on discontinued operations	(1,093)	—	—
Gain on relief of deferred revenue liability	5,000	—	—
Loss on impairment of property and equipment	(7,609)	(3,535)	—
	(3,702)	(3,535)	—

Net loss	$(37,023)	$(25,674)	$(15,181)

Per share information
Basic
Loss from continuing operations	$(2.01)	$(1.80)	$(1.32)
Net loss	$(2.23)	$(2.08)	$(1.32)
Diluted
Loss from continuing operations	$(2.01)	$(1.80)	$(1.32)
Net loss	$(2.23)	$(2.08)	$(1.32)

Weighted average number of basic common shares outstanding	16,574,743	12,331,322	11,512,996
Weighted average number of diluted common shares outstanding	16,574,743	12,331,322	11,512,996

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except for share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2012	9,854,268	$10	$85,670	$(71,313)	$14,367
Stock compensation expense	—	—	3,406	—	3,406
Exercise of warrants	454,729	—	187	—	187
Exercise of stock options	523,467	1	3,514	—	3,515
Issuance of restricted stock	38,000	—	1,724	—	1,724
Issuance of common stock, net of issuance costs	1,374,250	1	41,219	—	41,220
Net loss	—	—	—	(15,181)	(15,181)
Balance, December 31, 2013	12,244,714	$12	$135,720	$(86,494)	$49,238
Stock compensation expense	—	—	2,419	—	2,419
Exercise of warrants	64,699	—	—	—	—
Exercise of stock options	5,668	—	42	—	42
Issuance of restricted stock	35,634	—	1,331	—	1,331
Net loss	—	—	—	(25,674)	(25,674)
Balance, December 31, 2014	12,350,715	$12	$139,512	$(112,168)	$27,356
Stock compensation expense	—	—	1,545	—	1,545
Issuance of common stock for derivative lawsuit	20,833	—	125	—	125
Issuance of common stock for class action lawsuit	430,000	—	2,150	—	2,150
Exercise of stock options	14,000	—	77	—	77
Value of warrants granted with beneficial conversion feature	—	—	5,970		5,970
Issuance of restricted stock	144,952	—	1,427	—	1,427
Issuance of common stock, net of issuance costs	9,625,871	10	7,164	—	7,174
Issuance of common stock to convert notes and interest	9,584,407	10	10,273	—	10,283
Net loss	—	—	—	(37,023)	(37,023)
Balance, December 31, 2015	32,170,778	$32	$168,243	$(149,191)	$19,084

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.
Consolidated Statements of Cash Flows
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(37,023)	$(25,674)	$(15,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,688	6,098	2,238
Restricted stock issuance	1,428	1,331	1,725
Stock compensation expense	1,545	2,419	3,406
Amortization of debt issuance cost	1,365	—	—
Issuance of common stock to convert notes and interest	333	—	—
Accretion of discount on convertible note	10,659	—	—
Net decrease in fair value of derivatives	(5,517)	—	—
Discontinued operations	1,093	—	—
Loss on impairment of property and equipment	7,609	—	—
Gain on relief of deferred revenue liability	(5,000)	—	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(334)	11	(11)
Decrease in inventory	(704)	—	—
(Increase) decrease in prepaid expenses	15	(123)	160
Increase (decrease) in accounts payable	869	(773)	705
Increase in accrued expenses and other liabilities	778	—	—
Increase in long term liabilities	645	—	—
Increase in settlement of class action and derivative lawsuits	—	2,275	—
Increase (decrease)in deferred revenue	—	—	5,000
Net cash used in operating activities – continuing operations	(15,551)	(14,436)	(1,958)
Net cash used in operating activities – discontinued operations	(1,093)	—	—
Net cash used in operating activities - total	(16,644)	(14,436)	(1,958)

Cash flows from investing activities
Purchase of property and equipment	(808)	(1,313)	(16,594)
Purchase of prepaid licenses	(14,000)	—	—
Net cash used in investing activities	(14,808)	(1,313)	(16,594)

Cash flows from financing activities
Increase in cash restricted for convertible note payable	(4,080)	—	—
Proceeds from exercise of stock options, net	77	42	3,514
Payments on convertible note payable	(1,458)	—	—
Proceeds from exercise of warrants, net	—	—	188
Proceeds from issuance of common stock, net	7,173	—	—
Proceeds from convertible notes and warrants issued, less issuance cost	13,695	—	41,220
Net cash provided by financing activities	15,407	42	44,922

Net increase (decrease) in cash and cash equivalents	(16,045)	(15,707)	26,370
Cash and cash equivalents, beginning of period	23,663	39,370	13,000
Cash and cash equivalents, end of period	$7,618	$23,663	$39,370

Supplemental disclosures of cash flow information:
Cash paid for interest	$228	$—	$—
Cash paid for income taxes	$—	$—	$—

Supplemental disclosures of non-cash financing information:
Issuance of 64,699 shares of common stock in exchange for the cashless exercise of warrants to purchase 126,433 shares of common stock for the year ended December 31, 2014. Issuance of 421,107 shares of common stock in exchange for the cashless exercise of warrants to purchase 535,661 shares of common stock for the year ended December 31, 2013.	$—	$323	$2,259
Issuance of common stock for legal settlements	$2,275	$—	$—
Issuance of common stock to convert notes and interest	$10,283	$—	$—
Acquisition of XTouch assets from Atmel	$1,821	$—	$—
Beneficial conversion feature on convertible notes	$5,970	$—	$—
Warrants issued in connection with convertible notes	$5,980	$—	$—

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

We believe we are one of the technology leaders in the optical design and manufacturing of large area microstructured polymer film materials and related technologies for the display, flexible electronics, and automotive industries. Our microstructured polymer films, which we refer to as Performance Engineered Films (PEFs), are designed to lower the cost and improve functionality and performance of devices in the markets they address. We make transparent conductive films and flexible electronic films based on our proprietary manufacturing process for high volume, roll to roll printing of flexible thin-film conductor patterns. The process offers precision micro-electronic circuit patterning and modification of surface characteristics over a large area on an ultra-thin, clear, flexible, plastic substrate. These films may be incorporated into computer, tablet, printer and smartphone touch sensors, as well as automotive, applications. We sell the touch screen films under the brand XTouch™, as sub-components of a fully assembled touch sensor module.

In addition to the flexible electronic films described above, we have developed a hard coat resin that can be applied using film, spray or inkjet coating methods for applications as protective cover films, a cover lens replacement or a conformal hard coat for plastic components. We sell our hard coat resin and optical films under the Diamond Guard® brand.

On April 16, 2015 (the “Closing Date”), our wholly-owned subsidiary, Uni-Pixel Displays, Inc. (“Displays”), acquired from Atmel Corporation (“Atmel”), pursuant to the terms of a Purchase and Sale Agreement, a Patent License Agreement, an IP License Agreement, a Bill of Sale and Assignment and Assumption Agreement and two leases for real property, certain assets used for the production of capacitive touch sensors comprised of fine lines of copper metal photo lithographically patterned and plated on flexible plastic film (the “Touch Sensors”). Displays paid $450,000 for the machinery, parts and equipment needed to manufacture the Touch Sensors and the existing inventory on hand by issuing to Atmel a secured promissory note (the “Atmel Note”) which is due on or before the earlier of (i) the second anniversary of the closing date or (ii) the sale of equity and/or debt securities after the closing date pursuant to which Displays or any affiliate of ours receives gross proceeds of no less than $5 million. The promissory note is secured by the purchased assets and certain accounts receivable. Interest accrues on the unpaid principal amount at a rate equal to 2% per annum compounded semi-annually and is to be paid in arrears semi-annually, commencing with the six-month anniversary of the closing date. Pursuant to the Purchase and Sale Agreement, Displays assumed certain liabilities of Atmel, including open purchase and supply orders, related to the Touch Sensor business.

Through the Patent License Agreement, Atmel licensed to Displays a non-sublicensable, worldwide, royalty-bearing license under its Touch Sensors patents to make or have made, use, offer for sale, sell, and import the Touch Sensors. In consideration for this license, Displays agreed to pay an annual royalty fee during the initial five year term of the license (the “Initial Term”) of the greater of $3.25 million or 3.33% of the total net sales of the Touch Sensors during the Initial Term. Displays has the unilateral right to renew the license for a term of 10 years. If Displays exercises this right, the annual royalty fee will consist of 2.5% of the total net sales of the Touch Sensors until it reaches a total of $16.75 million, at which time no further annual royalty fees will be due. Upon execution of the Patent License Agreement, Displays paid a non-refundable, non-returnable prepayment of minimum annual royalty fees of $9.33 million (the “Royalty Prepayment”). The Royalty Prepayment will be applied to the annual royalty fees Displays owes under the Patent License Agreement. If, during the Initial Term, Displays’ cash balances as of the quarter end immediately prior to the date of the royalty period to which an unpaid annual royalty relates is less than $30 million, it may pay the annual royalty fee with a secured promissory note. Atmel has agreed that it will not enter into a license agreement for the licensed patents that is effective prior to the second anniversary of the closing date.

Through the IP License Agreement, Atmel licensed to Displays a non-sublicensable, worldwide, royalty-free license to the intellectual property necessary to make or have made, use, offer for sale, sell, and import the Touch Sensors. The term of the IP License Agreement is co-extensive with the term of the Patent License Agreement. Atmel has agreed that it will not enter into a license agreement for the licensed intellectual property that is effective prior to the second anniversary of the Closing Date.

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

Displays also acquired from CIT Technology Limited, an FLT (Fine Line Technology) Patent License Agreement and an FLT (Fine Line Technology) Intellectual Property License Agreement and entered into an agreement for the provision of manufacturing and technology transfer services.

Our strategy is to further develop our proprietary Performance Engineered Film™ technology around the vertical markets that we have identified as high growth profitable market opportunities.  These markets include touch sensors and automotive. We have and will continue to utilize contract manufacturing for prototype fabrication to augment our internal capabilities in the short term. We also plan to enter into licensing arrangements, joint developments or ventures in key market segments to exploit the manufacturing and distribution channels of those companies with whom we contract.

As of December 31, 2015, Uni-Pixel had accumulated a total deficit of $149.2 million from operations in pursuit of these objectives.

As of December 31, 2015, we had cash and cash equivalents of $11.7 million which includes $4.1 million of restricted cash.  As of February 2016, the $4.1 million of restricted cash was released and received. We believe that our existing capital resources are adequate to finance our operations until at least December 31, 2016 based on our current long-term business plan.  However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional capital either as debt or through offerings of our securities to meet our business objectives.

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

Note 2 – Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts, useful lives of property and equipment and intangible assets, valuation of derivative liability, impairment of property and equipment and intangible assets, deferred taxes, and the provision for and disclosure of litigation and loss contingencies and stock based compensation. Actual results may differ materially from those estimates.

Reclassification

Certain prior year amounts have been reclassified to conform to the year presentation. The reclassification includes reclassifying assets held for sale from fixed assets related to our discontinue operations. We also reclassified certain expenses in research and development to discontinued operations. The amounts for the prior periods have been reclassified to be consistent with the current year presentation and have no impact on previously reported financials.

Statements of cash flows

For purposes of the statements of cash flows, we consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks.   The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 at December 31, 2015 and December 31, 2014.  The amounts held in these banks did exceed the insured limit of $250,000 as of December 31, 2015 and December 31, 2014.   We have not incurred losses related to these deposits.

Restricted cash

As of December 31, 2015, we had restricted cash of $4.1 million. As of February 2016, the remaining $4.1 million has been released and received by the Company. This amount related to our Convertible Note.

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions.  If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly.  Receivable balances deemed uncollectible are written off against the allowance.  We have $0.3 million and $0 accounts receivable balances at December 31, 2015 and 2014, respectively, none of which was reserved as uncollectible.

Convertible debt

The Company accounts for its convertible debt as equal to its proceeds, less unamortized discounts.  The Company records discounts on its convertible debt for the fair value of freestanding and embedded derivatives and beneficial conversion features associated with the issuance of the debt.  Discounts are amortized over the life of the convertible debt.  The convertible debt is presented on the face of the financial statement as proceeds less the balance of unamortized discounts.

Derivative liabilities

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing from Equity, the Company’s Convertible Notes are accounted for net, outside of shareholder’s equity and warrants are accounted for as liabilities at their fair value during periods where the full ratchet anti-dilution provision is in effect.

The warrants are accounted for as a liability at their fair value at each reporting period.  The value of the derivative liability will be re-measured at each reporting period with changes in fair value recorded as earnings.  To derive an estimate of the fair value of these warrants, a binomial model is utilized that computes the impact of share dilution upon the exercise of the warrant shares.  This process relies upon inputs such as shares outstanding, estimated stock prices, bond discount rate, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect.

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

In April 2013, we entered into an agreement with Intel (the “Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below.  The Agreement required us to purchase certain equipment, which we purchased in 2013 and which we consider not a substantive milestone.   The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014, which we consider a substantive milestone.  We received $5 million in May 2013, which is non-refundable and is recorded as deferred revenue in the accompanying consolidated balance sheet at December 31, 2014. As of December 31, 2015 the $5 million is no longer in deferred revenue. Please refer to Note 5. Upon achieving the deliverables of the Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch™ Sensors jointly developed by Kodak made directly to Intel or to those of Intel’s manufacturing partners that use Intel’s Preferred Price and Capacity License Agreement (“Designated Customers”).  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to Intel to make them whole on any remaining amounts due under the commission cap of $18.5 million. In April 2014, we entered into the First Amendment to the Capacity License Agreement with Intel (the “Amended Agreement”).  The Amended Agreement modified the original Agreement terms as follows: 1) the inability of the Company to reach, by April 2014, the minimum production capability and the required quality standards specified in the Agreement will no longer constitute a material breach to the Agreement; 2) the total amount of cash proceeds to be received was reduced from $10 million to $5 million, which included the $5 million we received in May 2013; 3) the cap on the commission amount was reduced from $18.5 million to $6.25 million; 4) the term “commission” was defined as 10% of gross revenue from the sale of all InTouch™ sensors sold by the Company, which includes sales of sensors to all customers including, but not limited to, Intel and its Designated Customers; 5) if the Company becomes the subject of any proceeding under any bankruptcy, insolvency or liquidation law, the Company will assign all title and ownership to certain designated equipment (the “Equipment”) to Intel; and 6) if the Company materially breaches the Amended Agreement, which breach is not cured within 30 days after receipt of notice from Intel, the Company may choose to either (A) pre-pay the cap on the commission to Intel (less the total of all previously paid commissions) or (B) assign all title and ownership to the Equipment to Intel.  The only remaining milestone of the Amended Agreement was the capability to produce at least 1 million sensors units per month. However, the Capacity License Agreement pertained to the old technology that was jointly developed by Kodak was terminated in April 2015 and the Company has abandoned this technology. Therefore, the Company recorded a $5 million gain on relief of deferred revenue liability for discontinued operations in the fourth quarter of 2015. See Note 5.

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

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with Topic 718:

Stock options

The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to members of the Board of Directors.  The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model.  The risk-free interest rate was derived from the Daily Treasury Yield Curve Rates as published by the U.S. Department of the Treasury as of the grant date for terms equal to the expected terms of the options,. The expected volatility was based on the historical volatility of the Company’s stock price over the expected term of the options. Most options vest annually over a three-year service period or monthly over a three-year period.  The Company will issue new shares of common stock upon the exercise of stock options.

Total compensation expense recognized for options was approximately $1.5 million, $2.4 million and $3.4 million for the twelve months ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

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

The Company has losses carried forward for income tax purposes to December 31, 2015. There are no current or deferred tax expenses for the twelve month periods ended December 31, 2015, 2014 and 2013 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. Accordingly, no benefit has been recognized on the net loss as the realization of the net operating loss carryforward cannot be assured.

The Company regularly assesses uncertain tax positions in each of the tax jurisdictions in which it has operations and accounts for the related financial statement implications. Unrecognized tax benefits are reported using the two-step approach under which tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement of the tax position. Determining the appropriate level of unrecognized tax benefits requires the Company to exercise judgment regarding the uncertain application of tax law. The amount of unrecognized tax benefits is adjusted when information becomes available or when an event occurs indicating a change is appropriate. Future changes in unrecognized tax benefits requirements could have a material impact on the results of operations.  The Company evaluated its tax positions and determined that there were no uncertain tax positions for the years ended December 31, 2015, 2014 and 2013.

The Company files U.S. federal and U.S. state tax returns.  The Company is generally no longer subject to tax examinations relating to federal and state tax returns for years prior to 2011.

The Company is subject to Texas franchise tax, which is based on taxable margin, rather than being based on federal taxable income.  For the years ended December 31, 2015 and 2015, the Company has no Texas margin tax obligation.

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

At December 31, 2015, options and warrants to purchase 13,011,554 shares of common stock at exercise prices ranging from $1.22 to $38.70 per share were outstanding, but were not included in the computation of diluted loss per share as their effect would be antidilutive.

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

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value.  The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

Level 1 – Quoted prices in active markets for identical assets and liabilities;

Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and

Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Our financial instruments consist of accounts receivable, prepaid expenses, derivative liability and accounts payable. We believe the fair values of our accounts receivable, prepaid expenses and accounts payable reflect their respective carrying amounts given the short term nature of these instruments. The derivative liability is measured at fair value on a recurring basis.

Recently issued accounting pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Accounting Guidance Not Yet Effective

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.   ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  The Company expects to adopt ASU 2014-09 for the fiscal year ending December 31, 2017 and the Company will continue to assess the impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 3 – Property and Equipment and Inventory

A summary of the components of property and equipment at December 31:

	Estimated Useful Lives	2015	2014
Production equipment	3 to 5 years	$1,966	$—
Research and development equipment	3 to 5 years	3,572	13,668
Leasehold improvements	5 years	23	385
Computer equipment	5 years	98	98
Office equipment	3 to 5 years	20	95
Construction-in-progress		176	122
		5,855	14,367
Accumulated depreciation		(4,013)	(10,867)
Property and equipment, net		$1,842	$3,500

Depreciation and amortization expense of property and equipment for the years ended December 31, 2015, 2014 and 2013 was $3.9 million, $6.1 million and $2.2 million, respectively. With the agreement with Kodak signed on August 2015, following the termination of the joint development project, the Company had a $10.2 million write-down of the assets and accumulated depreciation.

A summary of the components of inventory

	2015	2014
Raw materials	$419	$—
Work-in-progress	328	—
Finish Goods	22	—
Inventory	$769	$—

Note 4 – Income Taxes

The Company has a cumulative net operating loss for tax purposes of approximately $125.1 million, $91.9 million and $64.3 million at December 31, 2015, 2014 and 2013, respectively. The Company has a potential deferred tax asset of approximately $42.6 million as a result of this net operating loss carry forward at December 31, 2015. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets. The valuation allowance increased by approximately $11.3 million, $4.4 million and $6.7 million for the years ended December 31, 2015 and 2014, respectively.

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31 (in thousands):

	2015	2014
Income tax expense (benefit) computed at statutory rates	$11,288	$4,363
Increase in valuation allowance	(11,288)	(4,363)
Other	-	-
Tax provision for income taxes	$-	$-

The Company’s deferred tax assets consist of the following (in thousands) as of December 31:

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$42,551	$31,229
Valuation allowance	(42,551)	(31,229)
Net deferred tax assets	$-	$-

The net operating loss carryforward began to expire in 2015, if not utilized. Internal Revenue Code Section 382 limits net operating loss and tax credit carryforwards when an ownership change of more than fifty percent of the value of the stock in a loss corporation occurs within a three-year period. This change occurred during the year ended December 31, 2004. It is possible that additional changes in control may result in additional Section 382 limits.  Accordingly, the ability to utilize remaining net operating loss and tax credit carryforwards has been significantly restricted with the recent equity transactions.

Note 5 – Commitments and Contingencies

Leases

The Company has entered into a lease for office, warehouse and laboratory facilities for approximately 13,079 square feet at 8708 Technology Forest Pl., Ste. 100, The Woodlands, Texas 77381 under a third party non-cancelable operating lease through April 30, 2016.  This lease was terminated early on September 30, 2015 for $40,000. The Company has also entered into a lease for office, warehouse and laboratory facilities for approximately 7,186 square feet at 3400 Research Forest Drive, Suite B2, The Woodlands, Texas 77381 under a third party non-cancelable operating lease through May 31, 2016. In conjunction with the acquisition of the XTouch technology, the Company entered into a lease for office and production facilities for approximately 28,918 square feet at 1150 E. Cheyenne Mountain Boulevard, Colorado Springs, Colorado 80906 under a third party non-cancelable operating lease through October 15, 2016.  In July 2015, the company entered into a lease for office space for 4,478 square feet at 4699 Old Ironsides Drive, Ste. 300, Santa Clara, CA 95054 through July 14, 2018. Future minimum lease commitments as of December 31, 2015 are as follows:

Year Ending December 31 (In Thousands)
2016	$202
2017	147
2018	75
2019	--
2020	--
Thereafter	--
Total	$424

Rent expense for 2015, 2014 and 2013 was $804,000, $361,000 and $286,000, respectively.

Royalty Obligation to Intel Corporation

In April 2013, we entered into an agreement with Intel (the “Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below.  The Agreement required us to purchase certain equipment, which we purchased in 2013 and which we consider not a substantive milestone.   The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014, which we consider a substantive milestone.  We received $5 million in May 2013, which is non-refundable and is recorded as deferred revenue in the accompanying consolidated balance sheet at December 31, 2014. As of December 31, 2015 the $5 million is no longer in deferred revenue. Upon achieving the deliverables of the Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch™ Sensors jointly developed with Kodak made directly to Intel or to those of Intel’s manufacturing partners that use Intel’s Preferred Price and Capacity License Agreement (“Designated Customers”).  The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million.  The term of the Agreement is the later of 3 years or the full payment of the commission cap.  If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to Intel to make them whole on any remaining amounts due under the commission cap of $18.5 million.

In April 2014, we entered into the First Amendment to the Capacity License Agreement with Intel (the “Amended Agreement”).  The Amended Agreement modified the original Agreement terms as follows: 1) the inability of the Company to reach, by April 2014, the minimum production capability and the required quality standards specified in the Agreement will no longer constitute a material breach to the Agreement; 2) the total amount of cash proceeds to be received was reduced from $10 million to $5 million, which included the $5 million we received in May 2013; 3) the cap on the commission amount was reduced from $18.5 million to $6.25 million; 4) the term “commission” is defined as 10% of gross revenue from the sale of all sensors sold by the Company, which includes sales of InTouch™ Sensors to all customers including, but not limited to, Intel and its Designated Customers; 5) if the Company becomes the subject of any proceeding under any bankruptcy, insolvency or liquidation law, the Company will assign all title and ownership to certain designated equipment (the “Equipment”) to Intel; and 6) if the Company materially breaches the Amended Agreement, which breach is not cured within 30 days after receipt of notice from Intel, the Company may choose to either (A) pre-pay the cap on the commission to Intel (less the total of all previously paid commissions) or (B) assign all title and ownership to the Equipment to Intel.  The only remaining milestone of the Amended Agreement is the capability to produce at least 1 million sensors units per month.

In the fourth quarter of 2015, the Company recorded a $5.0 million gain on relief of deferred revenue liability for discontinued operations. The $5 million was originally received in 2013 and was related to the technology in the Capacity License Agreement that was based on the InTouch™ Sensor technology which is no longer used. The InTouch™ Sensor technology was developed in the partnership with Kodak which was terminated in April 2015.

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

Shareholder Derivative Litigation

On February 19, 2014, a shareholder derivative lawsuit, Jason F. Gerzseny v. Reed J. Killion, et. al., was filed in the 165th Judicial District in Harris County, Texas.  On February 21, 2014, another shareholder derivative lawsuit, Luis Lim v. Reed J. Killion, et. al., was also filed in Harris County district court.  Both complaints alleged various causes of action against certain of the Company’s current and former officers and directors, including claims for breach of fiduciary duty, corporate waste, insider selling, and unjust enrichment.  On April 8, 2014, these derivative actions were consolidated into one action, captioned In re Uni-Pixel, Inc., Shareholder Derivative Litigation (Cause No. 2014-08251) (the “Shareholder Derivative Litigation”), and on September 9, 2014, plaintiff filed an amended consolidated complaint. On April 13, 2015, the Court approved the settlement of the Shareholder Derivative Litigation, which required the payment of $150,000 in cash and the issuance of 20,833 shares of the common stock. The cash payment portion of the settlement was paid from insurance proceeds. The common stock portion of the settlement, totaling $125,000, is included in other expense and in current liabilities on the accompanying consolidated financial statements. Following issuance of the common stock in April 2015, this amount was reclassified to Additional Paid In Capital and Common Stock.

Securities and Exchange Commission Investigation

On November 19, 2013, the Company learned that the Fort Worth Regional Office of the United States Securities and Exchange Commission (“SEC”) issued subpoenas concerning the Company’s agreements related to our InTouch™ Sensors.  The Company cooperated fully with the SEC regarding this non-public, fact-finding inquiry, and the U.S. District Court for the Southern District of Texas on March 16, 2016 signed a Final Judgment on a complaint filed by the SEC pursuant to our consent. Without admitting or denying the allegations of the SEC’s complaint, we consented to the Judgment, which permanently enjoins us from violating Sections 10(b) and 13(b)(2)(A) and (B) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 of the SEC and Section 17(a) of the Securities Act of 1933. The Final Judgment also permanently enjoins the filing with the SEC any periodic report pursuant to Section 13(a) of the Exchange Act and Rules 13a-1, 13a-11, 13a-13 and 12b-20 of the SEC, which contains any untrue statement of material fact, or which omits to state a material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading, or which fails to comply in any material respect with the requirements of Section 13(a) of the Exchange Act and the rules and regulations thereunder.  The Final Judgment also provides for a civil penalty in the amount of $750,000 to be paid in accordance with the following schedule:

(1)           $20,000, within 14 days of entry of this Final Judgment;
(2)           $20,000, within 104 days of entry of this Final Judgment;
(3)           $30,000, within 194 days of entry of this Final Judgment;
(4)           $45,000, within 284 days of entry of this Final Judgment;
(5)           $60,000, within 374 days of entry of this Final Judgment;
(6)           $70,000, within 464 days of entry of this Final Judgment;
(7)           $80,000, within 554 days of entry of this Final Judgment;
(8)           $80,000, within 644 days of entry of this Final Judgment;
(9)           $80,000, within 734 days of entry of this Final Judgment;
(10)         $85,000, within 824 days of entry of this Final Judgment;
(11)         $90,000, within 914 days of entry of this Final Judgment;
(12)         $90,000, within 1004 days of entry of this Final Judgment

The $750,000 settlement was recorded in other expense on the consolidated income statement and $115,000 in current liabilities and $635,000 in long-term liabilities in the consolidated balance sheet at December 31, 2015.

Employment agreements

As of December 31, 2015, the Company does not have any employment agreements outstanding.  The Company has agreed that, if the employment of Jeff Hawthorne, the Company’s Chief Executive Officer and President, is terminated as a result of a Change of Control, Mr. Hawthorne will receive a severance payment consisting of 2 times his annual base salary and all unvested options and restricted shares of stock shall become vested immediately.  The Company has also agreed that, if the employment of Christine Russell, the Company’s Chief Financial Officer, is terminated during the period that begins when negotiations for a Change in Control (as defined in the offer letter dated May 21, 2015) begin and ends on the nine month anniversary of the closing of the Change in Control transaction and such termination is not a termination for any other reason, (i) Ms. Russell will receive a severance payment equal to one year of her annual salary, (ii) all unvested equity awards she may have received during her employment will, to the extent that such awards are unvested, immediately vest and (iii) should she elect to continue to receive group health benefits under COBRA, for a period of 12 months following her termination the Company will pay the premiums for her continuation coverage, up to a maximum of $1,500 per month.

Note 6 – Equity, Stock Plan and Warrants

Common Stock

During the year ended December 31, 2015, we (1) issued 14,000 shares of common stock for cash in connection with the exercise of stock options; (2) issued 144,952 shares of common stock to various directors, officers and employees as stock awards; (3) issued 20,833 shares of common stock for the settlement of the derivative lawsuit; (4) issued 430,000 shares of common stock for the settlement of the class action lawsuit; (5) issued 9,584,407 shares of common stock to convert $10.0 million of principal and $0.3 million of interest into shares of common stock (6) issued 9,625,871 shares of common stock and received proceeds of $7.2 million, net of issuance costs of $1.0 million.

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

Restricted Stock

Total compensation expense recognized for restricted stock was approximately $1.4 million, $1.3 million and $1.7 million for the fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.  The Company has recorded approximately $1.1 million of restricted stock expense in selling, general and administrative expenses and approximately $0.3 million in research and development expense for the fiscal year ended December 31, 2015, approximately $0.8 million of restricted stock expense in selling, general and administrative expenses and approximately $0.5 million in research and development expense for the fiscal year ended December 31, 2014 and approximately $1.2 million of restricted stock expense in selling, general and administrative expenses and approximately $0.5 million in research and development expense for the fiscal year ended December 31, 2013.

During the year ended December 31, 2015:
·
On July 31, 2015, the Company issued 560,000 shares of restricted stock to various directors and officers.  On the date of grant, these 560,000 shares of restricted stock were valued at $694,400.   The 560,000 shares of restricted stock vest 1/3rd on July 31, 2016, 1/3rd on July 31, 2017 and 1/3rd on July 31, 2018.

·
On November 20, 2015, the Company issued 39,935 shares of restricted stock to three employees.  On the date of grant, these 39,935 shares of restricted stock were valued at $49,919.  The 39,935 shares of restricted stock vested 100% on November 20, 2015.

During the year ended December 31, 2014:
·
On April 14, 2014, the Company issued 232,400 shares of restricted stock to various directors and officers.  On the date of grant, these 232,400 shares of restricted stock were valued at $1,975,400.   The 232,400 shares of restricted stock vest 1/3rd on April 14, 2015, 1/3rd on April 14, 2016 and 1/3rd on April 14, 2017.

·
On September 8, 2014, the Company issued 6,250 shares of restricted stock to an employee.  On the date of grant, these 6,250 shares of restricted stock were valued at $46,313.  The 6,250 shares of restricted stock vest 100% on March 1, 2015.

During the year ended December 31, 2013:
·
On January 15, 2013, the Company issued 38,000 shares of restricted stock to various directors and officers.  On the date of grant, these 38,000 shares of restricted stock were valued at $621,300.   The 38,000 shares of restricted stock vested 100% on August 16, 2013.

·
On April 26, 2013, the Company issued 106,900 shares of restricted stock to various directors and officers.  On the date of grant, these 106,900 shares of restricted stock were valued at $4,137,030.   The 106,900 shares of restricted stock vest 1/3rd on March 1, 2014, 1/3rd on March 1, 2015 and 1/3rd on March 1, 2015.

·
On April 26, 2013, the Company issued 74,500 shares of restricted stock to various officers.  On the date of grant, these 74,500 shares of restricted stock were valued at $2,883,150.  The 74,500 shares of restricted stock vest 100% if certain performance criteria were met.  All 74,500 shares of restricted stock were forfeited as of December 31, 2013 as certain performance criteria were not met.

At December 31, 2015, there was $1.3 million of total unrecognized compensation cost related to non-vested shares of restricted stock which is expected to be recognized over a weighted-average period of 1.83 years.  There were 144,952 shares of restricted stock, net that became vested during the twelve months ended December 31, 2015.

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

Our Stock Incentive Plans are administered by our Board of Directors, which has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.  As of December 31, 2015, there were 513,837 shares available for issuance under the Stock Incentive Plans.

Total compensation expense recognized for options was approximately $1.5 million, $2.4 million and $3.4 million for the fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.  The Company has recorded approximately $0.6 million of stock compensation expense in selling, general and administrative expenses and approximately $0.9 million in research and development expense for the fiscal year ended December 31, 2015, approximately $0.8 million of stock compensation expense in selling, general and administrative expenses and approximately $1.6 million in research and development expense for the fiscal year ended December 31, 2014 and approximately $1.5 million of stock compensation expense in selling, general and administrative expenses and approximately $1.9 million in research and development expense for the fiscal year ended December 31, 2013.

The following table provides information about shares of common stock that may be issued upon the exercise of options under the Stock Incentive Plans as of December 31, 2015.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,873,193	$6.51	513,837

Equity compensation plans not approved by stockholders (1)	68,001	7.50	—

Total	1,941,194	$6.54	513,837

(1)	During 2006 and 2007, we granted a total of 86,668 stock options to board members. As of December 31, 2015, 68,001 stock options remain outstanding.

Summary Stock Option and Warrant Information

Information regarding the options and warrants granted in 2015, 2014 and 2013 is as follows:

	Options Year Ended December 31,			Warrants Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Outstanding, beginning of year	2,061,344	2,015,380	2,254,514	290,459	480,533	1,049,816
Granted	658,000	193,667	311,000	10,815,363	—	—
Exercised	14,000	5,668	523,467	—	126,4333	569,283
Expired or cancelled	764,150	142,035	26,667	35,462	63,641	—

Outstanding and expected to vest, end of year	1,941,194	2,061,344	2,015,380	11,070,360	290,459	480,533

Exercisable, end of year	1,441,377	1,712,913	1,330,260	11,070,360	290,459	480,533

Available for grant, end of year	513,837	197,222	458,838

The intrinsic value of outstanding, and expected, stock options as of December 31, 2015 is approximately $0.

The weighted average option and warrant exercise price information for 2015, 2014 and 2013 is as follows:

	Options Year Ended December 31,			Warrants Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Outstanding, beginning of year	$10.00	$10.48	$7.08	$5.55	$7.41	$6.41
Granted during the year	$1.56	$8.08	$29.04	$1.50	$—	$—
Exercised during the year	$6.00	$7.35	$7.05	$—	$5.00	$5.51
Expired or cancelled during the year	$11.64	$14.38	$6.11	$6.00	$20.70	$—
Outstanding and expected to vest at end of year	$6.54	$10.00	$10.48	$1.59	$5.55	$7.41
Exercisable at end of year	$7.71	$8.39	$7.16	$1.59	$5.55	$7.41

The fair values of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Expected life (years)	5 years	5 years	5 years
Interest rate	1.31 to 1.68%	1.59 to 1.74	0.68 to 1.71%
Dividend yield	—	—	—
Volatility	144.33 to 157.66%	129.58 to 138.73%	57.26 to 132.25%
Forfeiture rate	—	—	—
Weighted average fair value per share of options granted	$1.40	$7.02	$18.80

The risk-free interest rate was derived from the Daily Treasury Yield Curve Rates as published by the U.S. Department of the Treasury as of the grant date for terms equal to the expected terms of the options,. The expected volatility was based on the historical volatility of the Company’s stock price over the expected term of the options. At December 31, 2015, there was $0.9 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.68 years.  There were 1.5 million options, net, that became vested during the twelve months ended December 31, 2015.

Significant option and warrant groups outstanding at December 31, 2015 and related weighted average exercise price and life information is as follows:

Grant date	Options Outstanding and Expected to Vest	Warrants Outstanding and Expected to Vest	Exercisable	Weighted Exercise Price	Remaining Life (Years)
May 23, 2006	54,667	—	54,667	$7.50	0.39
March 16, 2007	13,334	—	13,334	$7.50	1.21
January 7, 2008	33,334	—	33,334	$7.50	0.25
January 30, 2009	1,667	—	1,667	$7.50	0.25
June 10, 2009	—	15,796	15,796	$7.50	3.43
August 31, 2009	—	24,934	24,934	$7.50	3.43
October 2, 2009	—	205,000	205,000	$5.00	3.83
January 28, 2010	18,336	—	18,336	$7.50	4.08
January 28, 2010	20,000	—	20,000	$7.50	0.07
January 28, 2010	33,334	—	33,334	$7.50	3.72
January 28, 2010	66,667	—	66,667	$7.50	3.00
January 28, 2010	80,000	—	80,000	$7.50	0.25
March 15, 2010	—	8,337	8,337	$7.50	4.00
April 5, 2010	—	930	930	$7.50	4.00
May 19, 2010	33,334	—	33,334	$7.50	4.39
January 21, 2011	281,668	—	281,668	$6.93	5.06
January 21, 2011	75,000	—	75,000	$6.93	0.07
January 21, 2011	120,000	—	120,000	$6.93	4.50
January 21, 2011	120,000	—	120,000	$6.93	3.72
January 21, 2011	160,000	—	160,000	$6.93	0.25
March 14, 2011	27,500	—	27,500	$7.21	5.21
May 9, 2011	25,334	—	25,334	$7.50	5.36
March 9, 2012	32,000	—	32,000	$6.00	6.19
October 22, 2012	18,500	—	18,500	$6.48	6.81
November 27, 2012	12,000	—	12,000	$7.13	6.91
December 3, 2012	3,000	—	3,000	$7.83	6.93
April 26, 2013	41,500	—	31,000	$38.70	7.32
May 6, 2013	15,000	—	10,000	$35.39	7.35
May 13, 2013	10,000	—	10,000	$34.13	0.12
September 3, 2013	6,000	—	4,000	$19.15	7.68
October 1, 2013	6,000	—	4,000	$18.82	7.76
April 14, 2014	38,100	—	12,700	$8.50	8.29
July 1, 2014	15,000	—	5,000	$8.34	8.51
August 19, 2014	6,667	—	2,964	$8.15	8.64
March 2, 2015	9,000	—	—	$6.61	9.18
April 16, 2015	—	1,189,492	1,189,492	$1.50	4.25
June 22, 2015	12,000	—	6,000	$2.95	9.48
July 31, 2015	475,000	—	118,782	$1.24	9.59
July 31, 2015	1,501	—	1,501	$1.24	0.08
July 31, 2015	3,751	—	3,751	$1.24	0.12
November 19, 2015	72,000	—	2,004	$1.22	9.89
November 30, 2015	—	9,625,871	9,625,871	$1.50	4.92
Total	1,941,194	11,070,360	12,511,737

As of December 31, 2015:
·	The weighted average exercise price of stock options outstanding, and expected to vest, is $6.54.
·	The weighted average remaining life in years of stock options outstanding, and expected to vest, is 5.24.
·	The weighted average exercise price of warrants outstanding, and expected to vest, is $1.59.
·	The weighted average remaining life in years of warrants outstanding, and expect to vest, is 4.89.

Note 7 – Senior Secured Convertible Notes and Warrants

Concurrent with the consummation of the XTouch acquisition, on April 16, 2015 (the “Effective Date”), and pursuant to a Securities Purchase Agreement, we sold $15 million in Senior Secured Convertible Notes, together with warrants for the purchase of 1,151,121 shares of our common stock (the “Warrants”), to two accredited investors (the “Investors”). In addition, we sold an additional $0.5 million Convertible Note to one of these Investors in November 2015, and the Warrant issued to that Investor was adjusted for an additional 38,371 shares of common stock. The number of shares of common stock subject to the Warrants equaled 65% of the number of shares of common stock the Investors would receive if the Convertible Notes were converted at the Conversion Price (as defined below) on the trading day immediately prior to the Effective Date.

The Convertible Notes accrue simple interest at the rate of 9% per year (“Interest”). On November 23, 2015, the Interest was reduced to 4%. The Convertible Notes together with all accrued and unpaid Interest are due and payable on April 16, 2016 (the “Maturity Date”). The Investors may, at any time, elect to convert the Convertible Notes into shares of our common stock at the conversion price, subject to certain beneficial ownership limitations. The conversion price is the lesser of $8.47 per share (the “Conversion Price”), subject to adjustment as set forth in the Convertible Notes for stock splits, dividends, recapitalizations and similar events, which equaled 110% of the last closing price of our common stock prior to the execution and delivery of the Securities Purchase Agreement and 85% of the lowest closing sale price during the prior 30 trading day period.

Provided there has been no Equity Conditions Failure, as defined in the Convertible Notes, we will pay the Installment Amount, as defined in the Convertible Notes, by converting all or some of the Installment Amount into common stock (a “Company Conversion”). However, we may also, at our option, pay the Installment Amount by redeeming the Installment Amount in cash (a “Company Redemption”) or by any combination of a Company Conversion and a Company Redemption. Any Company Conversion occurs at a price which is the lower of the Conversion Price and 85% of the lower of the arithmetic average of the 4 lowest daily weighted average prices of the common stock during the prior 12 consecutive trading days and the closing sale price on the prior day.

The Investors have the right to accelerate payment on each monthly redemption date of up to two monthly redemption amounts upon written notice to us, and the Investors have the option to be paid such accelerated amount in common stock as if it were a Company Conversion. The Investors also have the right to defer payment of a monthly redemption amount.

Following an Event of Default, as defined in the Convertible Notes, the Investors may require us to redeem all or any portion of the Convertible Notes. The redemption amount may be paid in cash or with shares of our common stock, at the election of the Investor, at a price equal to the Event of Default Redemption Price, as defined in the Convertible Notes.

The Warrants when issued had a five-year term and a per share exercise price of $9.63, subject to adjustment as set forth in the Warrants, which equaled 125% of the closing price of our common stock prior to the Effective Date. If, after the Effective Date, we issue or sell, or are deemed to have issued or sold, any shares of common stock (with the exception of certain Excluded Securities, as those are defined in the Warrants) for a consideration per share less than a price equal to the exercise price of the Warrants in effect immediately prior to such issue or sale (or deemed issuance or sale) (a “Dilutive Issuance”), then immediately after the Dilutive Issuance, (x) if the Dilutive Issuance occurs prior to the one year anniversary of the Effective Date, then the exercise price then in effect will be reduced to an amount equal to the product of (A) the exercise price in effect immediately prior to the Dilutive Issuance and (B) the quotient determined by dividing (1) the sum of (I) the product derived by multiplying the exercise price in effect immediately prior to the Dilutive Issuance and the number of Common Shares Deemed Outstanding (as defined in the Warrants) immediately prior to the Dilutive Issuance plus (II) the consideration, if any, received by us on such Dilutive Issuance, by (2) the product derived by multiplying (I) the exercise price in effect immediately prior to the Dilutive Issuance by (II) the number of Common Shares Deemed Outstanding immediately after the Dilutive Issuance and (y) if the Dilutive Issuance occurs after the one year anniversary of the Effective Date but within five years of the Effective Date, the exercise price then in effect will be reduced to an amount equal to the price of the shares of common stock issued in the Dilutive Issuance. The Warrants will be exercisable for cash, but if a prospectus covering the shares of common stock underlying the Warrants is not available, the Investors may exercise the Warrants using a cashless exercise provision. The Warrants may not be exercised if, after giving effect to the exercise, the Investor would beneficially own in excess of 4.99% or 9.99% of the outstanding shares of common stock, depending on the Investor. At the Investor’s option, the cap applicable to the exercise of the Warrants may be raised or lowered to any other percentage not in excess of 9.99%, except that any increase will only be effective upon 61-days’ prior notice to us.

As per the terms of the November 2015 equity transaction, the 1,189,492 Warrants were exchanged for new warrants to purchase an equivalent number of shares of common stock in the same form and same terms as the warrants issued in such equity transaction, including a repricing to $1.50 per share exercise price. The exercise price of the Warrants and the number of shares for which the Warrants are exercisable are subject to certain adjustments if the Company issues or sells additional shares of common stock or common stock equivalents at a price per share less than the exercise price then in effect, or without consideration. Notwithstanding the foregoing, there will be no adjustment to the exercise price of the Warrants or number of warrant shares issuable upon exercise in connection with the issuance of common stock upon Board of Director-approved employee benefit plans or upon the conversion, exercise or payment of certain outstanding, excluded securities.

Pursuant to a Pledge and Security Agreement (the “Security Agreement”) we entered into in favor of Hudson Bay Fund LP as Collateral Agent, the Convertible Notes are secured by a perfected first priority security interest in all of our assets and are senior in right of payment to all of our existing and future indebtedness, subject to Permitted Liens, as defined in the Convertible Notes. With the exception of Permitted Liens, we have agreed that we will not grant a security interest in our assets so long as the Convertible Notes remain outstanding and that we will not incur any new debt except for Permitted Indebtedness, as that term is defined in the Convertible Notes.

In conjunction with the issuance of the Convertible Notes and the Warrants, we entered into a Registration Rights Agreement pursuant to which we agreed to file a registration statement covering the sum of (i) 200% of the maximum number of shares underlying the Convertible Notes and (ii) the maximum number of shares underlying the Warrants (the “Registrable Securities”). We have agreed to keep any registration statement we file pursuant to the Registration Rights Agreement effective until the earlier of (i) the date as of which the Investors may sell all of the Registrable Securities covered by the Registration Statement without restriction or limitation pursuant to Rule 144 and without the requirement to be in compliance with Rule 144(c)(1) (or any successor thereto) or (ii) the date on which the Investors shall have sold all of the securities covered by such Registration Statement.

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

Investors in the offering have the right to participate for no less than 35% of any future offering of our equity or equity equivalent securities until the second anniversary of the Effective Date when the Convertible Notes were purchased.

We have agreed to keep at least $6.0 million of restricted cash on our balance sheet at all times until the Maturity Date or until the outstanding principal amount of the Convertible Notes is less than $6.0 million, at which time the amount of restricted cash we are required to keep on our balance sheet will be adjusted downward, dollar for dollar. As of December 31, the restricted cash was $4.1 million.

As additional security for repayment of the Convertible Notes, Uni-Pixel Displays, Inc. entered into to a Guarantee Agreement in favor of the Investors.

Cowen and Company, LLC acted as our financial advisor in the acquisition of the assets and as our placement agent in the financing transaction.  We paid Cowen and Company, LLC approximately $1.7 million for these services.

On April 16, 2015, the Company determined that the Convertible Notes had a carrying amount of $3.1 million.  The Company utilized a binomial model in determining the fair market value of the Warrants of $6.0 million.

The Company also determined there was a beneficial conversion feature (“BCF”) as a result of the intrinsic value between the effective exercise price and the market price at the time of conversion of $6.0 million.  The BCF was included in additional paid in capital.  As a result of the down-round protection on the warrants, they have been accounted for as a derivative liability upon issuance and at December 31, 2015.

At inception, the Convertible Notes balance and unamortized discount in millions were as follows:

Convertible notes	$15,000
Discount attributable to warrants	(5,980)
Discount attributable to BCF	(5,970)
Carrying amount of Convertible Notes at inception	$3,050

As of December 31, 2015, both Investors had been issued an aggregate of 9,584,407 shares of common stock when the Investor had converted as of such date $10.0 million of principal and $0.3 million of interest into shares of common stock.

At December 31, 2015, the unamortized discount on the Convertible Notes is approximately $1.3 million.  The following table reflects the Convertible Notes at December 31, 2015:

Convertible Notes	$4,092
Less: Current portion of convertible notes discount	(1,319)
Carrying amount of convertible notes at December 31, 2015	$2,773

The following table summarizes the charges to interest, amortization and other expense, net for the year ended December 31, 2015:

Interest expense on convertible notes	$541
Accretion of convertible note discount	$10,659

As of February 16, 2016, the Convertible Note had been fully repaid.

Note 8 – Agreements with Atmel Corporation and CIT Technology LTD.

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

Transition Services Agreement

In conjunction with the above-described transaction, Displays and Atmel entered into a Transition Services Agreement. Pursuant to the Transition Services Agreement, Atmel agreed to provide the following services for the periods described: (i) quality assurance and failure analysis services for the XTouch Touch Sensors for a period of six months starting from the Effective Date, (ii) operations services for a period of 30 days starting from the Effective Date and (iii) other services, as those are defined in the Transition Services Agreement, for a period of three months starting from the Effective Date. In exchange for the services, Displays has agreed to pay reasonable and documented direct costs incurred by Atmel in performing the services together with actual out-of-pocket third-party expenses reasonably incurred by Atmel in providing the services. The service fees include, but are not limited to, (a) the actual out-of-pocket employment costs (base salary, payroll taxes and out-of-pocket medical benefits) for the individuals performing the services (based on the actual time expended by such individuals in performing the services), (b) costs of materials, (c) the actual out-of-pocket third-party expenses reasonably incurred by Atmel in providing the services, and (d) direct supervisory and management expenses incurred by Atmel in providing the services. On the Effective Date, we paid $0.4 million to Atmel and was applied against certain designated services. As of December 31, 2015 the transition services have been completed.

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

The Manufacturing Agreement had a term of six months, where Displays agreed that for a period of 16 consecutive weeks it will order, on a weekly basis, 11,500 linear meters of coated film manufactured by CIT at a cost of $7.90 per linear meter. The agreement has been completed and the process has been transferred to the Colorado Springs facility as of December 31, 2015.

Note 9 – Loss on Discontinued Operations

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

In the fourth quarter of 2015, the Company recorded a $5.0 million gain on relief of deferred revenue liability for discontinued operations. The $5.0 million was originally received in 2013 and was part of the technology in the capacity agreement that was based on the InTouch™ Sensor technology which is no longer used. The InTouch™ Sensor technology was developed in the partnership with Kodak which was terminated in April 2015. See note 5.

Note 10 – Fair Value Measurements

Liabilities measured at fair value on a recurring basis are summarized as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2015

Liabilities:
Derivative liability	$-	$491	$-	$491

Total	$-	$491	$-	$491

As described in Note 7, the derivative liability is related to warrants to purchase 1,151,121 shares of common stock issued by the Company in connection with our Convertible Note of $15.0 million in April 2015, which included a down-round protection on the warrants.  The original exercise price of these warrants were $9.63 per share and they expire in April 2020.  With the additional $0.5 million in Convertible Note issued in November 2015, the original Warrant was adjusted for an additional 38,371 shares of common stock.  In connection with the November 2015 equity transaction (Note 7), the total outstanding warrants for 1,189,492  warrants were repriced to $1.50 per share. These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  The fair value of these warrants were $6.0 million at inception as described in Note 7 and $0.5 million at December 31, 2015 and are recorded as a derivative liability in the accompanying consolidated balance sheets.  The Company recognized $5.5 million of other expense in 2015 in the accompanying consolidated statements of operations, resulting from the decrease in the fair value of the derivative liability at December 31, 2015.  The derivative liability will be measured at fair value, with changes in fair value recognized in earnings, until the warrants are exercised, expire or are otherwise extinguished.

Note 11 – Employee Benefit Plan

401(k) Plan

Effective February 2007, the Company created an employee benefit plan available to all full-time employees under Section 401(k) of the Internal Revenue Code ("401(k) plan"). Employees may make contributions up to a specified percentage of their compensation, as defined. The Company is not obligated to make contributions under the 401(k) plan and did not make any matching employer contribution to the 401(k) Plan in 2015, 2014 or 2013.

Note 12 – Business Segments, Revenue and Credit Concentrations

The Company operates in one business segment and uses one measurement of profitability for its business.

During the twelve months ended December 31, 2015, 2014 and 2013, revenues by customers (in thousands) with more than 10% of revenue were as follows:

	Twelve months ended		Twelve months ended		Twelve months ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Amount	%	Amount	%	Amount	%
Company A	$-	0%	$-	0%	$5,000	98%
Customer B	$2,486	66%	$-	0%	$-	0%
Company C	$1,103	29%	$-	0%	$-	0%
Total	$3,589	95%	$-	0%	$5,000	98%

As of December 31, 2015, 2014 and 2013, customers with more than 10% of accounts receivable balances (in thousands) were as follows:

	As of		As of		As of
	December 31, 2015		December 31, 2014		December 31, 2013
	Amount	%	Amount	%	Amount	%
Customer B	$133	40%	$-	0%	$-	0%
Customer C	$164	49%	$-	0%	$-	0%
Company D	$-	0%	$-	0%	$11	100%
Total	$297	89%	$-	0%	$11	100%

Note 13 – Subsequent Events

On January 4, 2016, the Company issued 1,745,404 shares of its common stock, $0.001 par value, to Hudson Bay Master Fund in payment of $750,000 of principal on the Convertible Note held by such investor. On January 15, 2016, the Company issued 1,876,444 shares of its common stock, $0.001 par value, to Hudson Bay Master Fund in payment of $650,000 of principal. On February 16, the Company issued 778,156 shares of its common stock, $0.001 par value, to Hudson Bay Master Fund in payment of $275,000 of principal, at which time the Convertible Note was fully repaid. In March 2016, the Company settled with the SEC. See note 5.

Note 14 – Quarterly Financial Data (Unaudited)

The Company’s unaudited quarterly financial data for 2015 and 2014 is summarized below (in thousands).

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$7	$(1,362)	$(1,498)	$(890)
Gross margin	-	(2,057)	(3,203)	(3,318)
Operating loss	(5,688)	(7,213)	(6,418)	(6,224)
Net loss	(5,684)	(15,745)	(10,020)	(5,574)
Basic net loss per share	(0.46)	(1.17)	(0.45)	(0.27)
Diluted net loss per share	(0.46)	(1.17)	(0.45)	(0.27)

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$-	$-	$-	$-
Gross margin	-	-	-	-
Operating income (loss)	(6,193)	(2,535)	(5,622)	(5,530)
Net income (loss)	(6,188)	(6,066)	(5,619)	(7,801)
Basic net income (loss) per share	(0.50)	(0.49)	(0.45)	(0.63)
Diluted net income (loss) per share	(0.50)	(0.49)	(0.45)	(0.63)