Form 10-Q
period 2016-03-31
Uni-Pixel
filed 2016-05-05
CIK 1171012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

8708 Technology Forest Place, Suite 100

The Woodlands, Texas 77381

(Former Address)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of April 29, 2016, the issuer had 38,771,836 shares of issued and outstanding common stock, par value $0.001 per share.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Uni-Pixel, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$4,825	$7,618
Restricted cash	—	4,098
Account receivable, net	727	334
Inventory	707	769
Debt issuance costs	—	526
Prepaid licenses	4,900	4,900
Prepaid expenses	602	819

Total current assets	11,761	19,064

Property and equipment, net	1,708	1,842
Other long-term assets	13	13
Prepaid licenses, net of current portion	4,404	5,629

Total assets	$17,886	$26,548

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,543	$1,150
Accrued liabilities	676	780
Convertible notes payable	—	2,773
Short term debt	450	—
Derivative liability	869	491

Total current liabilities	3,538	5,194

Royalty liability	948	1,175
Long term liabilities	584	645
Long term debt	—	450

Total liabilities	5,070	7,464

Commitments and contingencies	—	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,627,985 shares issued and outstanding at March 31, 2016 and 32,170,778 shares issued and outstanding at December 31, 2015	37	32
Additional paid-in capital	170,382	168,243
Accumulated deficit	(157,603)	(149,191)

Total shareholders’ equity	12,816	19,084

Total liabilities and shareholders’ equity	$17,886	$26,548

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

Condensed Consolidated Statements of Operations

(In thousands, expect per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenue	$850	$7

Cost of revenues	4,250	7

Gross margin	(3,400)	—

Selling, general and administrative expenses	1,852	2,966
Research and development	927	2,722

Operating income (loss)	(6,179)	(5,688)

Other income (expense)
Debt issuance cost amortization expense	(526)	—
Loss on change in warranty liability	(407)	—
Accretion of discount on convertible notes	(1,291)	—
Interest income (expense), net	(10)	4

Net loss	$(8,413)	$(5,684)

Per share information
Net loss - basic	$(0.24)	$(0.46)
Net loss - diluted	(0.24)	(0.46)

Weighted average number of basic common shares outstanding	35,797,409	12,363,774
Weighted average number of diluted common shares outstanding	35,797,409	12,363,774

See accompanying notes to these unaudited condensed consolidated financial statements.

Uni-Pixel, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except for share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(8,413)	$(5,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,280	1,566
Restricted stock issuance	302	387
Stock compensation expense	167	541
Amortization of debt issuance costs	526	—
Accretion of discount on convertible note	1,291	—
Net increase in fair value of derivatives	407	—
Change in operating assets and liabilities:
Increase in accounts receivable	(392)	—
Decrease in inventory	61	—
Decrease in prepaid assets and other current assets	219	48
Increase in accounts payable	393	135
Decrease in long-term liabilities	(57)	—
Decrease in accrued expenses and other liabilities	(109)	—
Net cash used in operating activities	(4,325)	(3,007)

Cash flows from investing activities
Purchase of property and equipment	(149)	(49)
Net cash used in investing activities	(149)	(49)

Cash flows from financing activities
Decrease in cash restricted for convertible notes payable	4,098	—
Proceeds from exercise of stock options, net	—	75
Payments on note payable	(2,417)	—
Net cash provided by financing activities	1,681	75

Net decrease in cash and cash equivalents	(2,793)	(2,981)
Cash and cash equivalents, beginning of period	7,618	23,663
Cash and cash equivalents, end of period	$4,825	$20,682

Supplemental disclosures of cash flow information:
Cash paid for interest	$8	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash financing information:
Issuance of common stock to convert notes and interest	$1,675	$—

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

As of March 31, 2016, Uni-Pixel had accumulated a total deficit of $157.6 million from operations in pursuit of these objectives.

As of March 31, 2016, we had cash and cash equivalents of $4.8 million. Our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, develop our products, establish the business relationships we need to manufacture and market our products, and raise additional capital through offerings of our debt and equity securities to meet our business objectives.

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

Note 2 — Summary of Significant Accounting Policies

Interim financial information

The condensed consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in condensed consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K, for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 30, 2016.

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the technology industry. There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2016 compared to what was previously disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2015. The consolidated financial information as of December 31, 2015 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2015.

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

Concentration of credit risk

We maintain our cash with major U.S. domestic banks. The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 at March 31, 2016 and December 31, 2015. We have not incurred losses related to these deposits.

Restricted cash

As of March 31, 2016 and December 31, 2015 we had restricted cash of $0 and $4.1 million, respectively. At December 31, 2015 the $4.1 million of restricted cash represents the amount we are required to maintain on our balance sheet in accordance with the terms of the Securities Purchase Agreement we entered into on April 16, 2015 for the sale of our Senior Secured Convertible Promissory Notes. This amount was released from restriction during the three months ended March 31, 2016 upon conversion of the Senior Secured Promissory Notes.

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. We have $0.7 million and $0.3 million accounts receivable balances at March 31, 2016 and December 31, 2015, respectively.

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

In April 2013, we entered into an agreement with Intel Corporation (“Intel”) (the “Capacity License Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Capacity License Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below. The Capacity License Agreement required us to purchase certain equipment, which we purchased in 2013 and which we consider not a substantive milestone. The Capacity License Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Capacity License Agreement) by April 2014, which we consider a substantive milestone. We received $5 million in May 2013, which is non-refundable and is recorded as deferred revenue in the accompanying consolidated balance sheet at December 31, 2014. As of December 31, 2015 the $5 million is no longer in deferred revenue. Please refer to Note 5. Upon achieving the deliverables of the Capacity License Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch™ Sensors jointly developed with Kodak made directly to Intel or to those of Intel’s manufacturing partners that use Intel’s Preferred Price and Capacity License Agreement (“Designated Customers”). The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million. The term of the Capacity License Agreement is the later of 3 years or the full payment of the commission cap. If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to Intel to make them whole on any remaining amounts due under the commission cap of $18.5 million.

In April 2014, we entered into the First Amendment to the Capacity License Agreement with Intel (the “Amended Capacity License Agreement”). The Amended Capacity License Agreement modified the original Capacity License Agreement terms as follows: 1) the inability of the Company to reach, by April 2014, the minimum production capability and the required quality standards specified in the Capacity License Agreement will no longer constitute a material breach to the Capacity License Agreement; 2) the total amount of cash proceeds to be received was reduced from $10 million to $5 million, which included the $5 million we received in May 2013; 3) the cap on the commission amount was reduced from $18.5 million to $6.25 million; 4) the term “commission” was defined as 10% of gross revenue from the sale of all InTouch™ sensors sold by the Company, which includes sales of sensors to all customers including, but not limited to, Intel and its Designated Customers; 5) if the Company becomes the subject of any proceeding under any bankruptcy, insolvency or liquidation law, the Company will assign all title and ownership to certain designated equipment (the “Equipment”) to Intel; and 6) if the Company materially breaches the Amended Capacity License Agreement, which breach is not cured within 30 days after receipt of notice from Intel, the Company may choose to either (A) pre-pay the cap on the commission to Intel (less the total of all previously paid commissions) or (B) assign all title and ownership to the Equipment to Intel. The only remaining milestone of the Amended Capacity License Agreement was the capability to produce at least 1 million sensors units per month. However, the Capacity License Agreement pertained to the old technology that was jointly developed with Kodak was terminated in April 2015 and the Company has abandoned this technology. The Company recorded a $5 million gain on relief of deferred revenue liability for discontinued operations in the fourth quarter of 2015.

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

At March 31, 2016, 668,000 restricted shares and options and warrants to purchase 12,992,248 shares of common stock at exercise prices ranging from $0.55 to $38.70 per share were outstanding, and were not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

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

Recently issued accounting pronouncements

In February 2016, the Financial Accounting Standards Update (ASU) 2016-02 Leases (Topic). This ASU requires a lessee to recognize a right-of-use asset and a lease liability under most operating leases in its balance sheet. For public companies, the ASU is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the financial position, results of operations or cash flows.

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

Note 3 — Commitments and Contingencies

Leases

The Company entered into a lease for office, warehouse and laboratory facilities for approximately 7,186 square feet at 3400 Research Forest Drive, Suite B2, The Woodlands, Texas 77381 under a third party non-cancelable operating lease through May 31, 2016. In conjunction with the acquisition of the XTouch technology, the Company entered into a lease for office and production facilities for approximately 28,918 square feet at 1150 E. Cheyenne Mountain Boulevard, Colorado Springs, Colorado 80906 under a third party non-cancelable operating lease through October 15, 2016. In July 2015, the company entered into a lease for office space for 4,478 square feet at 4699 Old Ironsides Drive, Ste. 300, Santa Clara, CA 95054 through July 14, 2018 Future minimum lease commitments as of March 31, 2016 are as follows:

Year Ending March 31 (in thousands)
Nine months ending 2016	$151
2017	148
2018	75
2019	—
2020	—
2021	—
Total	$374

Eco-System Partner Royalty Obligation

As discussed in Note 2 above, in April 2013, we entered into a Capacity License Agreement with Intel, whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Capacity License Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below. The Capacity License Agreement required us to purchase certain equipment, which we purchased in 2013 and which we consider not a substantive milestone. The Capacity License Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Capacity License Agreement) by April 2014, which we consider a substantive milestone. We received $5 million in May 2013, which is non-refundable and is recorded as deferred revenue in the accompanying consolidated balance sheet at December 31, 2014. As of December 31, 2015 the $5 million is no longer in deferred revenue. Upon achieving the deliverables of the Capacity License Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch™ Sensors jointly developed with Kodak made directly to Designated Customers. The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million. The term of the Capacity License Agreement is the later of 3 years or the full payment of the commission cap. If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to Intel to make them whole on any remaining amounts due under the commission cap of $18.5 million.

As discussed in Note 2 above, in April 2014, we entered into the Amended Capacity License Agreement with Intel. The Amended Capacity License Agreement modified the original Capacity License Agreement terms as follows: 1) the inability of the Company to reach, by April 2014, the minimum production capability and the required quality standards specified in the Capacity License Agreement will no longer constitute a material breach to the Capacity License Agreement; 2) the total amount of cash proceeds to be received was reduced from $10 million to $5 million, which included the $5 million we received in May 2013; 3) the cap on the commission amount was reduced from $18.5 million to $6.25 million; 4) the term “commission” is defined as 10% of gross revenue from the sale of all sensors sold by the Company, which includes sales of InTouch™ Sensors to all customers including, but not limited to, Intel and its Designated Customers; 5) if the Company becomes the subject of any proceeding under any bankruptcy, insolvency or liquidation law, the Company will assign all title and ownership to the Equipment to Intel; and 6) if the Company materially breaches the Amended Capacity License Agreement, which breach is not cured within 30 days after receipt of notice from Intel, the Company may choose to either (A) pre-pay the cap on the commission to Intel (less the total of all previously paid commissions) or (B) assign all title and ownership to the Equipment to Intel. The only remaining milestone of the Amended Capacity License Agreement is the capability to produce at least 1 million sensors units per month.

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

In March 2016, Intel, claiming that the XTouch sensors manufactured using the assets acquired from Atmel are the same as the InTouch™ Sensors jointly developed by the Company and Kodak that the Company has abandoned and transferred to Kodak, alleged that the Company breached the Amended Capacity License Agreement by not paying commissions to Intel based on the sales of the XTouch sensors which were subsequently developed using assets acquired and licensed from Atmel because Intel claims (and the Company disputes) that the XTouch sensors are somehow the same as the InTouch™ Sensors that were abandoned and transferred to Kodak. No litigation or other legal proceeding has commenced on this claim. The Company is engaged in discussions with Intel regarding formulation of a mutually agreeable commercial relationship. While it is not possible to predict the outcome of these discussions with certainty at the present time, if the Company is unable to reach an acceptable relationship, it intends to vigorously contest any claim that Intel might make.

Class Action Litigation and Settlement

In June 2013, two purported class action complaints were filed in the United States District Court, Southern District of New York and the United States District Court, Southern District of Texas against the Company and our former CEO, former CFO, and former Chairman. The Southern District of New York complaint was voluntarily dismissed by plaintiff on July 2, 2013. The surviving complaint, with the caption Fitzpatrick, Charles J. v. Uni-Pixel, Inc., et. al. (Cause No. 4:13-cv-01649), alleged that we and our officers and directors violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning our licensing agreements and product development (the “Class Action Litigation”). The complaint sought unspecified damages on behalf of a purported class of purchasers of our common stock during the period from December 7, 2012 to May 31, 2013. On July 25, 2014, the judge granted in part and denied in part our motion to dismiss the case, significantly limiting the claims remaining in the Class Action Litigation. On August 25, 2014, we filed an answer to the complaint. In November 2014, we entered into a memorandum of understanding to settle the Class Action Litigation. The proposed settlement would result in a payment of $2.35 million in cash to the settlement class, inclusive of fees and expenses. In addition, we agreed to issue $2.15 million in common stock to the settlement class with a range of shares of common stock between 358,333 shares and 430,000 shares, calculated by using the trailing 5 day average stock price from the date of Court approval of the settlement. On April 30, 2015, the Court approved the settlement of the Class Action Litigation on the terms set forth above. As a result, the Company issued 430,000 shares of common stock. The cash payment portion of the settlement of $2.35 million was paid from insurance proceeds. The common stock portion of this settlement, totaling $2.15 million.

Shareholder Derivative Litigation

On February 19, 2014, a shareholder derivative lawsuit, Jason F. Gerzseny v. Reed J. Killion, et. al., was filed in the 165th Judicial District in Harris County, Texas. On February 21, 2014, another shareholder derivative lawsuit, Luis Lim v. Reed J. Killion, et. al., was also filed in Harris County district court. Both complaints alleged various causes of action against certain of the Company’s current and former officers and directors, including claims for breach of fiduciary duty, corporate waste, insider selling, and unjust enrichment. On April 8, 2014, these derivative actions were consolidated into one action, captioned In re Uni-Pixel, Inc., Shareholder Derivative Litigation (Cause No. 2014-08251) (the “Shareholder Derivative Litigation”), and on September 9, 2014, plaintiff filed an amended consolidated complaint. On April 13, 2015, the Court approved the settlement of the Shareholder Derivative Litigation, which required the payment of $150,000 in cash and the issuance of 20,833 shares of the common stock. The cash payment portion of the settlement was paid from insurance proceeds. The common stock portion of the settlement, totaling $125,000.

Securities and Exchange Commission Complaint and Settlement

On November 19, 2013, the Company learned that the Fort Worth Regional Office of the United States Securities and Exchange Commission (“SEC”) issued subpoenas concerning the Company’s agreements related to our InTouch™ Sensors. The Company cooperated fully with the SEC regarding this non-public, fact-finding inquiry, and the U.S. District Court for the Southern District of Texas on March 16, 2016 signed a final judgment on a complaint filed by the SEC pursuant to our consent (the “Final Judgment”). Without admitting or denying the allegations of the SEC’s complaint, we consented to the Final Judgment, which permanently enjoins us from violating Sections 10(b) and 13(b)(2)(A) and (B) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 of the SEC and Section 17(a) of the Securities Act of 1933. The Final Judgment also permanently enjoins the filing with the SEC any periodic report pursuant to Section 13(a) of the Exchange Act and Rules 13a-1, 13a-11, 13a-13 and 12b-20 of the SEC, which contains any untrue statement of material fact, or which omits to state a material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading, or which fails to comply in any material respect with the requirements of Section 13(a) of the Exchange Act and the rules and regulations thereunder. The Final Judgment also provides for a civil penalty in the amount of $750,000 to be paid in accordance with the following schedule:

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

(12) $90,000, within 1004 days of entry of this Final Judgment

The $750,000 settlement was recorded in other expense on the consolidated income statement and $115,000 in current liabilities and $635,000 in long-term liabilities in the consolidated balance sheet at December 31, 2015. As of March 31, the settlement is recorded in current liabilities of $155,000 and $575,000 in long-term liabilities. The Company paid $20,000 in March 2016.

Two former company executive officers faced related charges in the complaint filed by the SEC. The allegations of the SEC against these former executive officers include that they made more than $2 million in personal profits from selling their own shares of the Company’s common stock following disclosures regarding the Company’s agreement related to our InTouch™ Sensors. The Company’s Amended and Restated Bylaws contain provisions regarding indemnification and advancement of expenses actually and reasonably incurred by the Company’s officers in connection with civil, criminal, administrative or investigative matters provided that such officers acted in good faith and in a manner such officers reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reason or cause to believe such officer’s conduct was unlawful. The advancement of expenses is expressly conditioned upon receipt of an undertaking by the officer to repay all such amounts so advanced in the event that it shall ultimately be determined that the officer is not entitled to be indemnified by the Company.

Note 4 —Equity, Stock Plan and Warrants

Common Stock

During the three months ended March 31, 2016, (1) we issued 57,203 shares of common stock for three employees;

During the three months ended March 31, 2015, (1) we issued 12,500 shares of common stock for cash in connection with the exercise of stock options; and (2) issued 27,550 shares of common stock to various directors and officers as stock awards;

Restricted Stock

Total compensation expense recognized for restricted stock was approximately $0.3 million and $0.4 million for the three months ended March 31, 2016 and March 31, 2015, respectively. The Company has recorded approximately $0.3 million of restricted stock expense in selling, general and administrative expenses and $0 in research and development expense for the three months ended March 31, 2016 and approximately $0.3 million of restricted stock expense in selling, general and administrative expenses and approximately $0.1 million in research and development expense for the three months ended March 31, 2015.

At March 31, 2016, there was $1.0 million of total unrecognized compensation cost related to non-vested shares of restricted stock which is expected to be recognized over a weighted-average period of 1.69 years. There were 57,203 shares of restricted stock, net that became vested during the three months ended March 31, 2016.

Stock Incentive Plans

The Company has adopted four stock incentive plans: the 2005 Stock Incentive Plan, the 2007 Stock Incentive Plan, the 2010 Stock Incentive Plan and the 2011 Stock Incentive Plan (collectively, the “Stock Incentive Plans”). The Stock Incentive Plans allow for an aggregate of up to 3,766,667 shares of our common stock to be awarded through incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares and other types of awards.

Our Stock Incentive Plans are administered by our Board of Directors, which has the sole discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of March 31, 2016, there were 469,022 shares available for issuance under the Stock Incentive Plans.

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards:

Total compensation expense recognized for options was approximately $0.2 million and $0.5 million for the three months ended March 31, 2016 and March 31, 2015, respectively. The Company has recorded approximately $0.1 million of stock compensation expense in selling, general and administrative expenses, approximately $0.1 million in research and development expense and approximately $18,000 in cost of goods sold for the three months ended March 31, 2016 and approximately $0.1 million of stock compensation expense in selling, general and administrative expenses and approximately $0.4 million in research and development expense for the three months ended March 31, 2015.

A summary of the changes in the total stock options outstanding during the three months ended March 31, 2016 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding and expected to vest, at December 31, 2015	1,941,194	$6.54
Granted	45,000	$0.55
Forfeited or expired	(64,306)	$9.82
Exercised	—	$—

Outstanding and expected to vest, at March 31, 2016	1,921,888	$6.29
Vested and exercisable at March 31, 2016	1,457,900	$7.32

The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Expected life (years)	5 years	5 years
Interest rate	1.21%	1.31 to 1.57%
Dividend yield	—	—
Volatility	94.31%	144.34 to 147.50%
Forfeiture rate	—	—
Weighted average fair value of options granted	$0.39	$5.00

At March 31, 2016, there was $0.6 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.68 years. There was an approximate 0.1 million, net, increase in the vested options during the three months ended March 31, 2016.

Common Stock Warrants

As of March 31, 2016, the Company has 11,070,360 common stock warrants outstanding with a weighted average exercise price of $1.59 per share. Information regarding outstanding warrants as of March 31, 2016 is as follows:

Grant date	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
June 10, 2009	15,796	15,796	$7.50	3.18
August 31, 2009	24,934	24,934	$7.50	3.18
October 2, 2009	205,000	205,000	$5.00	3.58
March 15, 2010	8,337	8,337	$7.50	3.75
April 5, 2010	930	930	$7.50	3.75
April 16, 2015 (1)	1,151,121	1,151,121	$1.50	4.00
November 5, 2015 (1)	38,371	38,371	1.50	4.00
November 30, 2015 (1)	9,625,871	9,625,871	$1.50	4.67

Total	11,070,360	11,070,360

(1) The exercise price of the warrants and the number of shares for which the warrants are exercisable are subject to certain adjustments if the Company issues or sells additional shares of common stock or common stock equivalents at a price per share less than the exercise price then in effect, or without consideration.

Note 5 — Property and Equipment and Inventory

A summary of the components of property and equipment at March 31, 2016 and December 31, 2015 (in thousands) are as follows:

	Estimated Useful Lives	March 31, 2016	December 31, 2015
Production equipment	3 to 5 years	$1,966	$1,966
Research and development equipment	3 to 5 years	3,583	3,572
Leasehold improvements	5 years	23	23
Computer equipment	5 years	98	98
Office equipment	3 to 5 years	20	20
Construction-in-progress		314	176
		6,004	5,855
Accumulated depreciation		(4,296)	(4,013)
Property and equipment, net		$1,708	$1,842

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2016 and March 31, 2015 was approximately $0.3 million and $1.6 million, respectively.

A summary of the components of inventory at March 31, 2016 and 2015 (in thousands):

	2016	2015
Raw materials	$471	$—
Work-in-progress	183	—
Finish Goods	53	—
Inventory	$707	$—

Note 6 – Senior Secured Convertible Notes and Warrants

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

We agreed to keep at least $6.0 million of restricted cash on our balance sheet at all times until the Maturity Date or until the outstanding principal amount of the Convertible Notes is less than $6.0 million, at which time the amount of restricted cash we are required to keep on our balance sheet will be adjusted downward, dollar for dollar. As of March 31, 2016 and December 31, 2015, the restricted cash was $0 and $4.1 million, respectively.

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

At inception, the Convertible Notes balance (in thousands) and unamortized discount in millions were as follows:

Convertible notes	$15,000
Discount attributable to warrants	(5,980)
Discount attributable to BCF	(5,970)
Carrying amount of Convertible Notes at inception	$3,050

As of March 31, 2016, both Investors had been issued an aggregate of 13,984,411 shares of common stock when the Investor had converted as of such date $11.6 million of principal and $0.3 million of interest into shares of common stock.

The following table summarizes the charges to interest, amortization and other expense, net for the three months ended March 31, 2016 (in thousands):

Interest expense on convertible notes	$8
Accretion of convertible note discount	$1,291

As of February 16, 2016, the Convertible Note had been fully repaid.

Note 7 – Agreements with Atmel Corporation and CIT Technology LTD.

Atmel Corporation Asset Acquisition and License Agreements

On April 16, 2015 (the “Effective Date”), Uni-Pixel Displays, Inc. (“Displays”) acquired from Atmel Corporation (“Atmel”), pursuant to the terms of a Purchase and Sale Agreement, a Patent License Agreement, an IP License Agreement, a Bill of Sale and Assignment and Assumption Agreement and two leases for real property, certain assets used for the production of capacitive touch sensors comprised of fine lines of copper metal photo lithographically patterned and plated on flexible plastic film (the “Touch Sensors”). $450,000 was paid for the machinery, parts and equipment needed to manufacture the Touch Sensors and the existing inventory on hand. Displays paid this amount with a secured promissory note due on or before the earlier of (i) the second anniversary of the Effective Date or (ii) the sale of equity and/or debt securities after the Effective Date pursuant to which Displays or any affiliate of our receives gross proceeds of no less than $5 million. Interest accrues on the unpaid principal amount at a rate equal to 2% per annum compounded semi-annually and is to be paid in arrears semi-annually, commencing with the six-month anniversary of the Effective Date. Displays has granted to Atmel a security interest in the purchased assets and all accounts receivable subsequently arising from Display’s manufacture and sale of Touch Sensors and all proceeds therefrom. Pursuant to the Purchase and Sale Agreement, Displays assumed certain liabilities of Atmel, including open purchase and supply orders, related to the Touch Sensor business. In April 2016, the $450,000 promissory note was fully repaid.

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

As part of the asset acquisition, Displays also entered into leases with Atmel Corporation for Building 2 and Building 4, both of which are located at 1150 E. Cheyenne Mountain Boulevard, Colorado Springs, Colorado. The term of each lease is 18 months (the “Primary Lease Term”). The term of each lease may be extended for two additional six month periods. During the Primary Lease Term, the initial base rent for each of Building 2 and Building 4 will be $100 per month. During the first renewal term, the monthly base rent for Building 2 will be $5,625 and during the second renewal term the monthly base rent will be $8,437. During the first renewal term, the monthly base rent for Building 4 will be $39,375 and during the second renewal term the monthly base rent will be $59,062. Aside from the base rent, Displays is responsible for the payment of its share of operating expenses attributable to the buildings, real estate taxes attributable to the buildings, sales and personal property taxes, utilities and additional services provided by Atmel (as defined in the leases).

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

The Manufacturing Agreement had a term of six months, where Displays agreed that for a period of 16 consecutive weeks it will order, on a weekly basis, 11,500 linear meters of coated film manufactured by CIT at a cost of $7.90 per linear meter. The agreement had been completed and the process was transferred to the Colorado Springs facility in fiscal year 2015.

Note 8 — Fair Value Measurements

Liabilities measured at fair value (in thousands) on a recurring basis are summarized as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	March 31, 2016

Liabilities:
Derivative liability	$-	$869	$-	$869

Total	$-	$869	$-	$869

As described in Note 6, the derivative liability is related to warrants to purchase 1,151,121 shares of common stock issued by the Company in connection with our Convertible Note of $15.0 million in April 2015, which included a down-round protection on the warrants. The original exercise price of these warrants were $9.63 per share and they expire in April 2020. With the additional $0.5 million in Convertible Note issued in November 2015, the original Warrant was adjusted for an additional 38,371 shares of common stock. In connection with the November 2015 equity transaction (Note 6), the total outstanding warrants for 1,189,492 warrants were repriced to $1.50 per share. These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The fair value of these warrants were $6.0 million at inception as described in Note 6. The Company recognized $0.4 million of other expense in the three months ended March 31, 2016 in the accompanying consolidated statements of operations, resulting from the increase in the fair value of the derivative liability at March 31, 2016. The derivative liability will be measured at fair value, with changes in fair value recognized in earnings, until the warrants are exercised, expire or are otherwise extinguished.

Note 9 — Revenue and Credit Concentrations

The Company operates in one business segment and uses one measurement of profitability for its business.

During the three months ended March 31, 2016 and 2015, revenues by customers (in thousands) with more than 10% of revenue were as follows:

	As of March 31, 2016		As of March 31, 2015
	Amount	%	Amount	%
Company A	$460	54%	$-	-%
Company B	357	42%	-	-%
Company C	-	-%	7	100%
Total	$817	96%	$7	100%

As of March 31, 2016 and December 31, 2015 customers with more than 10% of accounts receivables balances (in thousands) were as follows:

	As of March 31, 2016		As of March 31, 2015
	Amount	%	Amount	%
Company A	$387	53%	$-	-%
Company B	308	42%	-	-
Total	$695	95%	$-	-%

Note 10 — Subsequent Event

The Company paid $450,000 plus interest to Atmel in April 2016. The promissory note has been fully repaid. In April 2016, the company received $2,242,500 cash proceeds in connection with warrant exercises.

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

Recent Acquisition, Financing and Change in Business Strategy

On April 16, 2015 we acquired certain assets and licenses related to the manufacture of XTouch touch sensors from Atmel Corporation and CIT Technology Ltd. and we closed a private offering consisting of $15 million in principal amount of our Senior Secured Convertible Promissory Notes (the “Notes”) together with warrants. A more complete discussion of these transactions is included in Note 6 and 7 to our financial statements, which are included at Item 1of Part I of this report, and in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on April 17, 2015.

On April 22, 2015 we terminated the Manufacturing Facility Installation and Supply Agreement dated April 15, 2013 which was entered into by our wholly owned subsidiary, Uni-Pixel Displays, Inc., and Eastman Kodak Company. A more complete discussion of this matter is included in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on April 27, 2015.

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

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2016, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016.

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

Revenue on certain fixed price contracts where we provide research and development services are recognized over the contract term based on achievement of milestones. When the contracts provide for milestone or other interim payments, the Company will recognize revenue under the milestone method The milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the Company’s deliverables committed to in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payments is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones.

In April 2013, we entered into an agreement with Intel (the “Capacity License Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Capacity License Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below. The Capacity License Agreement required us to purchase certain equipment, which we purchased in 2013 and which we consider not a substantive milestone. The Capacity License Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Capacity License Agreement) by April 2014, which we consider a substantive milestone. We received $5 million in May 2013. Upon achieving the deliverables of the Capacity License Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch™ Sensors made directly to Intel or to those of Intel’s manufacturing partners that use Intel’s Preferred Price and Capacity License Agreement (“Designated Customers”). The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million. The term of the Capacity License Agreement is the later of 3 years or the full payment of the commission cap. If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to Intel to make them whole on any remaining amounts due under the commission cap of $18.5 million.

In April 2014, we entered into the Amended Capacity License Agreement with Intel (the “Amended Capacity License Agreement”). The Amended Capacity License Agreement modified the original Capacity License Agreement terms as follows: 1) the inability of the Company to reach, by April 2014, the minimum production capability and the required quality standards specified in the Capacity License Agreement will no longer constitute a material breach to the Capacity License Agreement; 2) the total amount of cash proceeds to be received was reduced from $10 million to $5 million, which included the $5 million we received in May 2013; 3) the cap on the commission amount was reduced from $18.5 million to $6.25 million; 4) the term “commission” is defined as 10% of gross revenue from the sale of all sensors sold by the Company, which includes sales of sensors to all customers including, but not limited to, Intel and its Designated Customers; 5) if the Company becomes the subject of any proceeding under any bankruptcy, insolvency or liquidation law, the Company will assign all title and ownership to certain designated equipment (the “Equipment”) to Intel; and 6) if the Company materially breaches the Amended Capacity License Agreement, which breach is not cured within 30 days after receipt of notice from Intel, the Company may choose to either (A) pre-pay the cap on the commission to Intel (less the total of all previously paid commissions) or (B) assign all title and ownership to the Equipment to Intel.

In the fourth quarter of 2015, we recorded a $5.0 million gain on relief of deferred revenue liability for discontinued operations. The $5 million was originally received in 2013 and was related to the technology in the Capacity License Agreement that was based on the InTouch™ Sensor technology which is no longer used. The InTouch™ Sensor technology was developed in the partnership with Kodak which was terminated in April 2015.

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

RESULTS OF OPERATIONS

Comparison of the three months ending March 31, 2016 and 2015

REVENUES. Revenues were $0.9 million for the three months ended March 31, 2016 as compared to $0 for the three months ended March 31, 2015. Revenues for the three months ended March 31, 2016 were mainly comprised of sales of XTouch sensors.

COST OF REVENUES. Cost of revenues include all direct and indirect expenses associated with the delivery of sensors including employee related costs, material, chemicals, license amortization, depreciation and facility costs. Cost of revenues was $4.3 million for the three months ended March 31, 2016 and $6,813 for the three months ended March 31, 2015.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 38% or approximately $1.1, to $1.9 million for the three months ended March 31, 2016 from $3.0 million for the three months ended March 31, 2015. The major changes to selling, general and administrative expenses are as follows:

a) Contract labor expense increased by approximately $0.1 million to $0.1 million for the three months ended March 31, 2016 compared to $20,000 for the three months ended March 31, 2015;

b) Office and computer expense increased by approximately $0.1 million to $0.1 million for the three months ended March 31, 2016 compared to $5,000 for the three months ended March 31, 2015;

c) Travel expense increased by approximately $0.1 million to $0.1 million for the three months ended March 31, 2016 compared to $56,000 for the three months ended March 31, 2015 primarily due to decreased travel visiting potential customers and suppliers:

d) Depreciation and amortization expense decreased by approximately $1.5 million to $0.1 million for the three months ended March 31, 2016 compared to $1.6 million for the three months ended March 31, 2015 primarily due to the write-off of equipment in fiscal year 2015.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $1.8 million, or 66%, during the three months ended March 31, 2016 to $0.9 million from $2.7 million for the three months ended March 31, 2015. The primary reason for the decrease in research and development expense is due to decreased lab expense related to prototype development. The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $0.8 million to $0.5 million for the three months ended March 31, 2016 compared to $1.3 million for the three months ended March 31, 2015 primarily due to the following: a decrease in salaries to $0.4 million for the three months ended March 31, 2016 compared to $0.7 million for the three months ended March 31, 2015 due to a decrease number of employees; a decrease in stock compensation expense to $0.1 million for the three months ended March 31, 2016 compared to $0.4 million for the three months ended March 31, 2015; a decrease in restricted stock expense to $0 for the three months ended March 31, 2016 compared to $0.1 million for the three months ended March 31, 2015;

b) Lab expense decreased by approximately $0.9 million to $0.2 million for the three months ended March 31, 2016 compared to $1.1 million for the three months ended March 31, 2015 primarily due to decreased services related to prototype development; and

c) Travel expense decreased by approximately $0.1 million to $0.1 million for the three months ended March 31, 2016 compared to $0.2 million for the three months ended March 31, 2015 primarily due to decrease of number of employees.

OTHER INCOME (EXPENSE).

Debt issuance expense increased to $0.5 million for the three months ended March 31, 2016 compared to $0 for the three months ended March 31, 2015 due to the offering of Notes completed in April 2015. The noteholder accelerated $1.5 million of payments in the first quarter of 2016. The convertible note has been fully repaid.

Loss on change in warrant liability increased to $0.4 for the three months ended March 31, 2016 from $0 for the three months ended March 31 2015, primarily due to the offering of the Notes completed in April 2015.

Accretion on convertible notes expense increased to $1.3 million for the three months ended March 31, 2016 from $0 for the three months ended March 31, 2015 due to the offering of the Notes completed in April 2015. The noteholder accelerated $1.5 million of payments in first quarter of 2016. The convertible note has been fully repaid.

Interest expense, net, increased to expense of $10,000 for the three months ended March 31, 2016 as compared to income of $4,000 for the three months ended March 31, 2015, primarily due to the increased interest expense associated with the offering of Notes completed in April 2015.

NET LOSS. Net loss was $8.4 million for the three months ended March 31, 2016, as compared to a net loss from continuing operations of $5.7 million for the three months ended March 31, 2015.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. Until our products begin to earn enough revenue to support our operations, which may never happen, we will continue to be highly dependent on financing from third parties. On April 16, 2015, we sold $15 million in principal amount of our Senior Secured Convertible Promissory Notes. As of March 31, 2016 the Notes have been fully repaid. On November 30, 2015, we sold 9,625,871 shares for net proceeds of approximately $7.2 million. In addition, we received cash proceeds of $2,242,500 in connection with warrant exercises in April 2016. We expect the proceeds from the sale of our common stock, together with our cash on hand, to support our operations through December 31, 2016.

Operating Activities

Cash used in operating activities during the three months ended March 31, 2016 was $4.3 million as compared to $3.0 million used during the three months ended March 31, 2015. The increase was primarily due to an increase in net loss.

Investing Activities

Cash used for investing activities during the three months ended March 31, 2016 was $149,000 as compared to $49,000 of cash used for the three months ended March 31, 2015. The use of cash for investing activities during the three months ended March 31, 2016 was attributable to the purchase of equipment.

Financing Activities

Historically, we have financed our operating and investing activities primarily from the proceeds of private placements and public offerings of common stock, convertible investor notes, and a preferred stock offering. However, in 2015 the Company began recording revenue from shipments and expects this to continue in 2016 and the future.

The total net cash provided by financing activities was $1.7 million for the three months ended March 31, 2016, which was comprised of release of our restricted cash offset by payments for our convertible note.

The total net cash provided by financing activities was $0.1 million for the three months ended March 31, 2015, which was comprised of net proceeds from the exercise of stock options.

Working Capital

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. Until our products begin to earn enough revenue to support our operations, which may never happen, we will continue to be highly dependent on financing from third parties. On April 16, 2015 we sold $15 million in principal amount of our Senior Secured Convertible Promissory Notes. On November 30, 2015, we sold 9,625,871 shares for net proceeds of approximately $7.2 million. We expect the proceeds from the sale of our Senior Secured Convertible Promissory Notes, proceeds from our sale of shares and our revenue shipments, together with our cash on hand, to support our operations through December 31, 2016.

As of March 31, 2016, we had a cash balance of approximately $4.8 million and working capital of $8.7 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2016, management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, management concluded that, as of September 30, 2015, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Shareholder Derivative Litigation

On February 19, 2014, a shareholder derivative lawsuit, Jason F. Gerzseny v. Reed J. Killion, et. al., was filed in the 165th Judicial District in Harris County, Texas. On February 21, 2014, another shareholder derivative lawsuit, Luis Lim v. Reed J. Killion, et. al., was also filed in Harris County district court. Both complaints alleged various causes of action against certain of the Company’s current and former officers and directors, including claims for breach of fiduciary duty, corporate waste, insider selling, and unjust enrichment. On April 8, 2014, these derivative actions were consolidated into one action, captioned In re Uni-Pixel, Inc., Shareholder Derivative Litigation (Cause No. 2014-08251) (the “Shareholder Derivative Litigation”), and on September 9, 2014, plaintiff filed an amended consolidated complaint. On April 13, 2015, the Court approved the settlement of the Shareholder Derivative Litigation, which required the payment of $150,000 in cash and the issuance of 20,833 shares of the common stock. The cash payment portion of the settlement was paid from insurance proceeds. The common stock portion of the settlement, totaling $125,000.

Securities and Exchange Commission Complaint and Settlement

On November 19, 2013, the Company learned that the Fort Worth Regional Office of the United States Securities and Exchange Commission (“SEC”) issued subpoenas concerning the Company’s agreements related to our InTouch™ Sensors. The Company cooperated fully with the SEC regarding this non-public, fact-finding inquiry, and the U.S. District Court for the Southern District of Texas on March 16, 2016 signed a final judgment on a complaint filed by the SEC pursuant to our consent (the “Final Judgment”). Without admitting or denying the allegations of the SEC’s complaint, we consented to the Final Judgment, which permanently enjoins us from violating Sections 10(b) and 13(b)(2)(A) and (B) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 of the SEC and Section 17(a) of the Securities Act of 1933. The Final Judgment also permanently enjoins the filing with the SEC any periodic report pursuant to Section 13(a) of the Exchange Act and Rules 13a-1, 13a-11, 13a-13 and 12b-20 of the SEC, which contains any untrue statement of material fact, or which omits to state a material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading, or which fails to comply in any material respect with the requirements of Section 13(a) of the Exchange Act and the rules and regulations thereunder. The Final Judgment also provides for a civil penalty in the amount of $750,000 to be paid in accordance with the following schedule:

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

(12) $90,000, within 1004 days of entry of this Final Judgment

The $750,000 settlement was recorded in other expense on the consolidated income statement and $115,000 in current liabilities and $635,000 in long-term liabilities in the consolidated balance sheet at December 31, 2015. As of March 31, the settlement is recorded in current liabilities of $155,000 and $575,000 in long-term liabilities. We paid $20,000 in March 2016.

Two former company executive officers faced related charges in the complaint filed by the SEC. The allegations of the SEC against these former executive officers include that they made more than $2 million in personal profits from selling their own shares of the Company’s common stock following disclosures regarding the Company’s agreement related to our InTouch™ Sensors. The Company’s Amended and Restated Bylaws contain provisions regarding indemnification and advancement of expenses actually and reasonably incurred by the Company’s officers in connection with civil, criminal, administrative or investigative matters provided that such officers acted in good faith and in a manner such officers reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reason or cause to believe such officer’s conduct was unlawful. The advancement of expenses is expressly conditioned upon receipt of an undertaking by the officer to repay all such amounts so advanced in the event that it shall ultimately be determined that the officer is not entitled to be indemnified by the Company.

Intel Corporation

The Company’s Capacity License Agreement with Intel, as amended by the Amended Capacity License Agreement, provided for a payment of a commission to Intel of ten percent of gross revenue from the sale InTouch™ Sensors jointly developed by the Company and Kodak. In March 2016, Intel alleged that the Company breached the Amended Capacity License Agreement by not paying commissions to Intel based on the sales of the XTouch sensors which were subsequently developed using assets acquired and licensed from Atmel because Intel claims (and the Company disputes) that the XTouch sensors are somehow the same as the InTouch™ Sensors that were abandoned and transferred to Kodak. No litigation or other legal proceeding has commenced on this claim. The Company is engaged in discussions with Intel regarding formulation of a mutually agreeable commercial relationship. While it is not possible to predict the outcome of these discussions with certainty at the present time, if the Company is unable to reach an acceptable commercial relationship, it intends to vigorously contest any claim that Intel might make.

ITEM 1A. RISK FACTORS

We incorporate herein by reference the risk factors included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 30, 2016. The following are risks set forth in our Annual Report on Form 10-K which are reiterated and updated below as well as certain new risks related to our business.

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

We are a company with a limited operating history and little revenues to date. We may never be able to produce material revenues or operate on a profitable basis. As a result, we have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future. As of March 31, 2016, we had an accumulated total deficit of $157.6 million.

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

As of March 31, 2016, we had outstanding warrants and options exercisable for an aggregate of 12,992,276 shares of common stock at a weighted average exercise price of $2.29 per share. Upon exercise of these warrants or options, we would issue additional shares of our stock. As a result, our current stockholders as a group would own a substantially smaller interest in us and may have less influence on our management and policies than they now have. Furthermore, the holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise more of their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

As previously disclosed, on January 8, 2016, we received a deficiency letter from NASDAQ notifying us that, for the prior 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on NASDAQ. As previously disclosed, on April 20, 2016, we received a written notification from the NASDAQ indicating that the Company has regained compliance with the $1.00 minimum closing bid price requirement for continued listing on NASDAQ. If the bid price of our common stock in the future stays below $1.00 for an extended period, or we are unable to continue to meet NASDAQ’s listing maintenance standards for any other reason, our common stock could be delisted from NASDAQ. On April 29, 2016, the last reported sale price of our common stock on NASDAQ was $2.39 per share.

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

Provisions in our Amended and Restated Bylaws provide for indemnification of officers and directors in certain circumstances, which could require us to direct funds away from our business.

Our Amended and Restated Bylaws contain provisions regarding indemnification and advancement of expenses actually and reasonably incurred by the Company’s officers in connection with civil, criminal, administrative or investigative matters provided that such officers acted in good faith and in a manner such officers reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reason or cause to believe such officer’s conduct was unlawful. The advancement of expenses is expressly conditioned upon receipt of an undertaking by the officer to repay all such amounts so advanced in the event that it shall ultimately be determined that the officer is not entitled to be indemnified by the Company. Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the operation and growth of our business.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Document

31.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1) (2)

32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1) (2)

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

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

UNI-PIXEL, INC.

May 5, 2016	By:	/s/ Jeff A. Hawthorne
Date		Jeff A. Hawthorne, Chief Executive Officer and President

	By:	/s/ Christine A. Russell
Christine A. Russell, Chief Financial Officer

