Form 10-Q
period 2016-06-30
Uni-Pixel
filed 2016-08-11
CIK 1171012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 5, 2016, the issuer had 45,041,730 shares of issued and outstanding common stock, par value $0.001 per share.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Uni-Pixel, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,284	$7,618
Restricted cash	—	4,098
Account receivable, net	317	334
Inventory	518	769
Debt issuance costs	—	526
Prepaid licenses	4,900	4,900
Prepaid expenses	815	819

Total current assets	17,834	19,064

Property and equipment, net	1,497	1,842
Other long-term assets	13	13
Prepaid licenses, net of current portion	3,179	5,629

Total assets	$22,523	$26,548

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,587	$1,150
Accrued liabilities	680	780
Convertible notes payable	—	2,773
Derivative liability	1,140	491

Total current liabilities	3,407	5,194

Royalty liability	721	1,175
Long term liabilities	514	645
Long term debt	—	450

Total liabilities	4,642	7,464

Commitments and contingencies	—	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 45,025,386 shares issued and outstanding at June 30, 2016 and 32,170,778 shares issued and outstanding at December 31, 2015	45	32
Additional paid-in capital	181,584	168,243
Accumulated deficit	(163,748)	(149,191)

Total shareholders’ equity	17,881	19,084

Total liabilities and shareholders’ equity	$22,523	$26,548

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except for share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$957	$1,362	$1,807	$1,369

Cost of revenues	3,947	3,420	8,197	3,427

Gross margin	(2,990)	(2,058)	(6,390)	(2,058)

Selling, general and administrative expenses	1,870	3,678	3,722	6,644
Research and development	1,013	1,477	1,940	4,199

Operating loss	(5,873)	(7,213)	(12,052)	(12,901)

Other income (expense)
Debt issuance cost amortization expense	—	(376)	(526)	(376)
Gain (loss) on change in warrant liability	(271)	3,900	(679)	3,900
Accretion of discount on convertible notes	—	(3,122)	(1,291)	(3,122)
Interest income (expense), net	—	(232)	(9)	(228)
Other income (expense), net	(271)	170	(2,505)	174

Net loss from continuing operations	$(6,144)	$(7,043)	$(14,557)	$(12,727)

Discontinued operations (note 8)
Loss on discontinued operations	—	(1,093)	—	(1,093)
Loss on impairment of property and equipment	—	(7,609)	—	(7,609)
	—	(8,702)	—	(8,702)

Net loss	$(6,144)	$(15,745)	$(14,557)	$(21,429)

Per share information
Basic
Loss from continuing operations	$(0.16)	$(0.52)	$(0.38)	$(0.99)
Net loss	$(0.16)	$(1.17)	$(0.38)	$(1.66)
Diluted
Loss from continuing operations	$(0.16)	$(0.52)	$(0.38)	$(0.99)
Net loss	$(0.16)	$(1.17)	$(0.38)	$(1.66)

Weighted average number of basic common shares outstanding	39,363,684	13,418,395	37,995,835	12,914,133
Weighted average number of diluted common shares outstanding	39,363,684	13,418,395	37,995,835	12,914,133

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except for share data)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(14,557)	$(21,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,548	4,127
Restricted stock issuance	562	730
Stock compensation expense	333	949
Amortization of debt issuance costs	526	376
Issuance of common stock to convert notes and interest	—	167
Accretion of discount on convertible note	1,291	3,122
Net increase (decrease) in fair value of derivatives	679	(3,900)
Loss on R&D equipment related to discontinued operations	—	7,609
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	17	(1,043)
(Increase) decrease in inventory	251	(473)
(Increase) decrease in prepaid assets and other current assets	5	(146)
Increase (decrease) in accounts payable	437	1,432
Increase (decrease) in long-term liabilities	(132)	—
Increase (decrease) in accrued expenses and other liabilities	(98)	5,190
Decrease in deferred revenue	—	(5,000)
Net cash used in operating activities	(8,138)	(8,289)

Cash flows from investing activities
Purchase of property and equipment	(208)	(449)
Purchase of prepaid licenses	—	(14,000)
Net cash used in investing activities	(208)	(14,449)

Cash flows from financing activities
Decrease (increase) in cash restricted for convertible notes payable	4,098	(6,000)
Proceeds from exercise of stock options, net	1	75
Proceeds from issuance of common stock, net	8,389	—
Payments on note payable	(2,867)	—
Proceeds from convertible notes and warrants issued, less debt issuance costs	2,391	13,195
Net cash provided by financing activities	12,012	7,270

Net increase (decrease) in cash and cash equivalents	3,666	(15,468)
Cash and cash equivalents, beginning of period	7,618	23,663
Cash and cash equivalents, end of period	$11,284	$8,195

Supplemental disclosures of cash flow information:
Cash paid for interest	$8	$17
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash financing information:

Issuance of common stock for legal settlements	$—	$2,275
Issuance of common stock to convert notes and interest	$1,675	$3,867
Acquisition of XTouch assets from Atmel	$—	$1,821
Beneficial conversion feature on convertible notes	$—	$5,970
Warrants issued in connection with convertible notes	$—	$5,980

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

As of June 30, 2016, Uni-Pixel had accumulated a total deficit of $163.7 million from operations in pursuit of these objectives.

As of June 30, 2016, we had cash and cash equivalents of $11.3 million. Our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, develop our products, establish the business relationships we need to manufacture and market our products, and raise additional capital through offerings of our debt and equity securities to meet our business objectives.

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

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the technology industry. There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2016 compared to what was previously disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2015. The consolidated financial information as of December 31, 2015 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2015.

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

Concentration of credit risk

We maintain our cash with major U.S. domestic banks. The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 at June 30, 2016 and December 31, 2015. We have not incurred losses related to these deposits.

Restricted cash

As of June 30, 2016 and December 31, 2015 we had restricted cash of $0 and $4.1 million, respectively. At December 31, 2015 the $4.1 million of restricted cash represents the amount we are required to maintain on our balance sheet in accordance with the terms of the Securities Purchase Agreement we entered into on April 16, 2015 for the sale of our Senior Secured Convertible Promissory Notes. This amount was released from restriction in the first quarter of 2016 upon conversion of the Senior Secured Promissory Notes.

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. We had $0.3 million accounts receivable balances at June 30, 2016 and December 31, 2015.

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

In April 2013, we entered into an agreement with Intel Corporation (“Intel”) (the “Capacity License Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Capacity License Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below. The Capacity License Agreement required us to purchase certain equipment, which we purchased in 2013 and which we consider not a substantive milestone. The Capacity License Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Capacity License Agreement) by April 2014, which we consider a substantive milestone. We received $5 million in May 2013, which is non-refundable and is recorded as deferred revenue in the consolidated balance sheet at December 31, 2014. As of December 31, 2015 the $5 million is no longer in deferred revenue. Upon achieving the deliverables of the Capacity License Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch™ Sensors jointly developed with Kodak made directly to Intel or to those of Intel’s manufacturing partners that use Intel’s Preferred Price and Capacity License Agreement (“Designated Customers”). The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million. The term of the Capacity License Agreement is the later of 3 years or the full payment of the commission cap. If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to Intel to make them whole on any remaining amounts due under the commission cap of $18.5 million.

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

At June 30, 2016, 1,260,000 restricted shares and options and warrants to purchase 11,654,252 shares of common stock at exercise prices ranging from $0.55 to $38.70 per share were outstanding, and were not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

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

Note 3 — Commitments and Contingencies

The Company entered into a lease for office, warehouse and laboratory facilities for approximately 7,186 square feet at 3400 Research Forest Drive, Suite B2, The Woodlands, Texas 77381 under a third party non-cancelable operating lease through May 31, 2018. In conjunction with the acquisition of the XTouch technology, the Company entered into a lease for office and production facilities for approximately 28,918 square feet at 1150 E. Cheyenne Mountain Boulevard, Colorado Springs, Colorado 80906 under a third party non-cancelable operating lease through October 15, 2016. In July 2015, the company entered into a lease for office space for 4,478 square feet at 4699 Old Ironsides Drive, Ste. 300, Santa Clara, CA 95054 through July 14, 2018 Future minimum lease commitments as of June 30, 2016 are as follows:

Year Ending June 30 (in thousands)
Six months ending 2016	$152
2017	306
2018	141
2019	—
2020	—
2021	—
Total	$599

Eco-System Partner Royalty Obligation

As discussed in Note 2 above, in April 2013, we entered into a Capacity License Agreement with Intel, whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Capacity License Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below. The Capacity License Agreement required us to purchase certain equipment, which we purchased in 2013 and which we consider not a substantive milestone. The Capacity License Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Capacity License Agreement) by April 2014, which we consider a substantive milestone. We received $5 million in May 2013, which is non-refundable and is recorded as deferred revenue in the consolidated balance sheet at December 31, 2014. As of December 31, 2015 the $5 million is no longer in deferred revenue. Upon achieving the deliverables of the Capacity License Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch™ Sensors jointly developed with Kodak made directly to Designated Customers. The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million. The term of the Capacity License Agreement is the later of 3 years or the full payment of the commission cap. If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to Intel to make them whole on any remaining amounts due under the commission cap of $18.5 million.

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

Securities and Exchange Commission Complaint against former Officers of the Company and Settlement with the Company

On November 19, 2013, the Company learned that the Fort Worth Regional Office of the United States Securities and Exchange Commission (“SEC”) issued subpoenas concerning the Company’s agreements related to our InTouch™ Sensors. The Company cooperated fully with the SEC regarding this non-public, fact-finding inquiry, which resulted in a complaint filed by the SEC on March 9, 2016 naming the Company and two of the Company’s former executive officers as defendants. The U.S. District Court for the Southern District of Texas on March 16, 2016 signed a final judgment on this complaint pursuant to our consent (the “Final Judgment”), which the Company gave without admitting or denying the allegations of the SEC’s complaint. Without admitting or denying the allegations of the SEC’s complaint, we consented to the Final Judgment, which permanently enjoins us from violating Sections 10(b) and 13(b)(2)(A) and (B) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 of the SEC and Section 17(a) of the Securities Act of 1933. The Final Judgment also permanently enjoins the filing with the SEC any periodic report pursuant to Section 13(a) of the Exchange Act and Rules 13a-1, 13a-11, 13a-13 and 12b-20 of the SEC, which contains any untrue statement of material fact, or which omits to state a material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading, or which fails to comply in any material respect with the requirements of Section 13(a) of the Exchange Act and the rules and regulations thereunder. The Final Judgment also provides for a civil penalty in the amount of $750,000 to be paid in accordance with the following schedule:

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

(12) $90,000, within 1004 days of entry of this Final Judgment

The $750,000 settlement was recorded in other expense on the consolidated income statement and $115,000 in current liabilities and $635,000 in long-term liabilities in the consolidated balance sheet at December 31, 2015. As of June 30, the settlement is recorded in current liabilities of $205,000 and $505,000 in long-term liabilities. The Company paid $40,000 in the first half of 2016.

The allegations of the SEC in this complaint against the two former executive officers include that they made more than $2 million in personal profits from selling their own shares of the Company’s common stock following disclosures regarding the Company’s agreement related to our InTouch™ Sensors. The Company’s Amended and Restated Bylaws contain provisions regarding indemnification and advancement of expenses actually and reasonably incurred by the Company’s officers in connection with civil, criminal, administrative or investigative matters provided that such officers acted in good faith and in a manner such officers reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reason or cause to believe such officer’s conduct was unlawful. The advancement of expenses is expressly conditioned upon receipt of an undertaking by the officer to repay all such amounts so advanced in the event that it shall ultimately be determined that the officer is not entitled to be indemnified by the Company.

Note 4 — Equity, Stock Plan and Warrants

Common Stock

During the six months ended June, 2016, (1) we issued 726,253 shares of common stock to directors and employees; issued 1,595,000 shares related to exercise of warrants; issued 6,152,500 shares and received proceeds of $8.4 million, net of issuance costs of $0.8 million.

During the six months ended June 30, 2015, we (1) issued 12,500 shares of common stock for cash in connection with the exercise of stock options; (2) issued 105,017 shares of common stock to various directors, officers and employees as stock awards; (3) issued 20,833 shares of common stock for the settlement of the derivative lawsuit; (4) issued 430,000 shares of common stock for the settlement of the class action lawsuit; and (5) issued 1,311,692 shares of common stock to convert $3.7 million of principal and $0.2 million of interest into shares of commons stock.

Restricted Stock

Total compensation expense recognized for restricted stock was approximately $0.6 million for the six months ended June 30, 2016 and $0.7 million for the six months ended June 30, 2015, respectively. The Company has recorded approximately $0.6 million of restricted stock expense in selling, general and administrative expenses, approximately $4,000 in research and development expense and approximately $4,000 in cost of revenue for the six months ended June 30, 2016 and approximately $0.5 million of restricted stock expense in selling, general and administrative expenses and approximately $0.2 million in research and development expense for the six months ended June 30, 2015.

In the second quarter ended June 30, 2016 the Company granted 1,260,000 restricted stock units (“RSUs”) with a grant-date fair value of approximately $1.9 million or $1.50 per share.

RSUs are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of three years and are expensed ratably on a straight line basis over their respective vesting period net of estimated forfeitures. The fair value of the RSUs granted is the product of the number of shares granted and the grant date fair value of the Company’s common stock. The RSUs that will vest in future periods will be net-share settled such that the Company will withhold shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares to be withheld will be based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price.

At June 30, 2016, there was $2.6 million of total unrecognized compensation cost related to non-vested shares of restricted stock which is expected to be recognized over a weighted-average period of 2.43 years. There were 725,203 shares of restricted stock, net that became vested during the six months ended June 30, 2016.

Stock Incentive Plans

The Company has adopted four stock incentive plans: the 2005 Stock Incentive Plan, the 2007 Stock Incentive Plan, the 2010 Stock Incentive Plan and the 2011 Stock Incentive Plan (collectively, the “Stock Incentive Plans”). The Stock Incentive Plans allow for an aggregate of up to 5,500,001 shares of our common stock to be awarded through incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares and other types of awards.

Our Stock Incentive Plans are administered by our Board of Directors, which has the sole discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of June 30, 2016, there were 505,552 shares available for issuance under the Stock Incentive Plans.

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards:

Total compensation expense recognized for options was approximately $0.3 million and $0.9 million for the six months ended June 30, 2016 and June 30, 2015, respectively. The Company has recorded approximately $40,000 of stock compensation expense in cost of revenue, approximately $0.1 million in selling, general and administrative expenses and approximately $0.1 million in research and development expense for the six months ended June 30, 2016 and approximately $0.3 million of stock compensation expense in selling, general and administrative expenses and approximately $0.6 million in research and development expense for the six months ended June 30, 2015.

A summary of the changes in the total stock options outstanding during the six months ended June 30, 2016 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding and expected to vest, at December 31, 2015	1,941,194	$6.54
Granted	384,000	$1.38
Forfeited or expired	(145,252)	$9.97
Exercised	(1,050)	$1.24
Outstanding and expected to vest, at June 30, 2016	2,178,892	$5.41
Vested and exercisable at June 30, 2016	1,461,121	$7.26

The fair values of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended June 30, 2016	Three Months ended June 30, 2015		Six Months ended June 30, 2016	Six Months ended June 30, 2015
Expected life (years)	5 years		na	5 years	5 years
Interest rate	1.10 to 1.23%		na	1.10 to 1.23%	1.31 to 1.57%
Dividend yield	—		na	—	—
Volatility	98.50%		na	94.31 to 98.50%	144.34 to 147.50%
Forfeiture rate	—		—	—	—
Weighted average fair value of options granted	$1.10	$	na	$1.01	$5.00

At June 30, 2016, there was $0.8 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.15 years. There were approximately 0.2 million that became vested during the six months ended June 30, 2016.

Common Stock Warrants

As of June 30, 2016, the Company has 9,475,360 common stock warrants outstanding with a weighted average exercise price of $1.61 per share. Information regarding outstanding warrants as of June 30, 2016 is as follows:

Grant date	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
June 10, 2009	15,796	15,796	$7.50	2.93
August 31, 2009	24,934	24,934	$7.50	2.93
October 2, 2009	205,000	205,000	$5.00	3.33
March 15, 2010	8,337	8,337	$7.50	3.50
April 5, 2010	930	930	$7.50	3.50
April 16, 2015 (1)	1,151,121	1,151,121	$1.50	3.50
November 5, 2015 (1)	38,371	38,371	1.50	3.75
November 30, 2015 (1)	8,030,871	8,030,871	$1.50	4.42

Total	9,475,360	9,475,360

(1)	The exercise price of the warrants and the number of shares for which the warrants are exercisable are subject to certain adjustments if the Company issues or sells additional shares of common stock or common stock equivalents at a price per share less than the exercise price then in effect, or without consideration.

Note 5 — Property and Equipment and Inventory

A summary of the components of property and equipment at June 30, 2016 and December 31, 2015 (in thousands) are as follows:

	Estimated Useful Lives	June 30, 2016	December 31, 2015
Production equipment	3 to 5 years	$1,988	$1,966
Research and development equipment	3 to 5 years	3,583	3,572
Leasehold improvements	5 years	23	23
Computer equipment	5 years	98	98
Office equipment	3 to 5 years	20	20
Construction-in-progress		351	176
		6,063	5,855
Accumulated depreciation		(4,566)	(4,013)
Property and equipment, net		$1,497	$1,842

Depreciation and amortization expense of property and equipment for the six months ended June 30, 2016 and June 30, 2015 was approximately $0.6 million and $3.3 million, respectively.

A summary of the components of inventory at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$312	$419
Work-in-progress	193	328
Finish Goods	13	22
Inventory	$518	$769

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

The Convertible Notes accrue simple interest at the rate of 9% per year (“Interest”). On November 23, 2015, the Interest was reduced to 4%. The Convertible Notes together with all accrued and unpaid Interest were due and payable on April 16, 2016 (the “Maturity Date”). The Investors may, at any time, elect to convert the Convertible Notes into shares of our common stock at the conversion price, subject to certain beneficial ownership limitations. The conversion price is the lesser of $8.47 per share (the “Conversion Price”), subject to adjustment as set forth in the Convertible Notes for stock splits, dividends, recapitalizations and similar events, which equaled 110% of the last closing price of our common stock prior to the execution and delivery of the Securities Purchase Agreement and 85% of the lowest closing sale price during the prior 30 trading day period. As of February 16, 2016, the Convertible Note had been fully repaid.

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

We agreed to keep at least $6.0 million of restricted cash on our balance sheet at all times until the Maturity Date or until the outstanding principal amount of the Convertible Notes is less than $6.0 million, at which time the amount of restricted cash we are required to keep on our balance sheet will be adjusted downward, dollar for dollar. As of June 30, 2016 and December 31, 2015, the restricted cash was $0 and $4.1 million, respectively.

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

As of June 30, 2016, both Investors had been issued an aggregate of 13,984,411 shares of common stock when the Investor had converted as of such date $11.6 million of principal and $0.3 million of interest into shares of common stock.

The following table summarizes the charges to interest, amortization and other expense, net for the six months ended June 30, 2016 (in thousands):

Interest expense on convertible notes	$9
Accretion of convertible note discount	$1,291

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

Note 8 — Loss on Discontinued Operations

On April 22, 2015 Displays exercised its right to terminate that certain Manufacturing Facility Installation and Supply Agreement dated April 15, 2013 (the “Supply Agreement”), which was entered into by Displays and Eastman Kodak Company (“Kodak”). The term of the Supply Agreement was to end on December 31, 2017.

Displays did not renew that certain Joint Development Agreement dated February 5, 2013, also with Kodak, which was related to flexible patterned conductive films.

In connection with the discontinued operations, the Company took a $7.6 million write down on equipment in the second quarter of 2015.

Note 9 — Fair Value Measurements

Liabilities measured at fair value (in thousands) on a recurring basis are summarized as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	June 30, 2016

Liabilities:
Derivative liability	$-	$1,140	$-	$1,140

Total	$-	$1,140	$-	$1,140

As described in Note 6, the derivative liability is related to warrants to purchase 1,151,121 shares of common stock issued by the Company in connection with our Convertible Note of $15.0 million in April 2015, which included a down-round protection on the warrants. The original exercise price of these warrants were $9.63 per share and they expire in April 2020. With the additional $0.5 million in Convertible Note issued in November 2015, the original Warrant was adjusted for an additional 38,371 shares of common stock. In connection with the November 2015 equity transaction (Note 7), the total outstanding warrants for 1,189,492 warrants were repriced to $1.50 per share. These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The fair value of these warrants were $6.0 million at inception as described in Note 6. The Company recognized $0.7 million of other expense for the six months ended June 30, 2016 in the accompanying consolidated statements of operations, resulting from the increase in the fair value of the derivative liability at June 30, 2016. The derivative liability will be measured at fair value, with changes in fair value recognized in earnings, until the warrants are exercised, expire or are otherwise extinguished.

Note 10 — Revenue and Credit Concentrations

During the six months ended June 30, 2016 and 2015, revenues by customers with more than 10% of revenue were as follows:

	Six months ended June 30, 2016		Six months ended June 30, 2015
	Amount	%	Amount	%
Company A	$1,111	62%	$842	62%
Company B	626	35%	438	32%
Total	$1,737	96%	$1,280	94%

As of June 30, 2016 and December 31, 2015 customers with more than 10% of accounts receivables balances were as follows:

	As of June 30, 2016		As of December 31, 2015
	Amount	%	Amount	%
Company A	$57	18%	$133	40%
Company B	209	66%	164	49
Total	$266	84%	$297	89%

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. We do not undertake any obligation to publicly update or revise any forward-looking statement.

XTouch Acquisition, Financing and Change in Business Strategy

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

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2016, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016.

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

In April 2013, we entered into an agreement with Intel (the “Capacity License Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Capacity License Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below. The Capacity License Agreement required us to purchase certain equipment, which we purchased in 2013 and which we considered not a substantive milestone. The Capacity License Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Capacity License Agreement) by April 2014, which we considered a substantive milestone. We received $5 million in May 2013, which was non-refundable and is recorded as accrued liabilities in the accompanying consolidated balance sheet at June 30, 2015. Upon achieving the deliverables of the Capacity License Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch™ Sensors made directly to Intel or to those of Intel’s manufacturing partners that use Intel’s Preferred Price and Capacity License Agreement (“Designated Customers”). The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million. The term of the Capacity License Agreement is the later of 3 years or the full payment of the commission cap. If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to Intel to make Intel whole on any remaining amounts due under the commission cap of $18.5 million.

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

RESULTS OF OPERATIONS

Comparison of the six months ending June 30, 2016 and 2015

REVENUES. Revenues were $1.8 million for the six months ended June 30, 2016 as compared to $1.4 million for the six months ended June 30, 2015. Revenues for the six months ended June 30, 2016 and 2015 were mainly comprised of sales of XTouch sensors.

COST OF REVENUES. Cost of revenues include all direct expenses associated with the delivery of services and costs of manufacturing including internal labor costs and materials. Cost of revenues was $8.2 million for the six months ended June 30, 2016 and $3.4 million for the six months ended June 30, 2015. We recorded cost of revenue expenses for the full six months in 2016 compared to only three months in 2015 as we did not begin to ship products until the second quarter of 2015.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 44% or approximately $2.9 million, to $3.7 million for the six months ended June 30, 2016 from $6.6 million for the six months ended June 30, 2015. The major changes to selling, general and administrative expenses are as follows:

a) Salaries and benefits decreased by approximately $0.2 million to $1.7 million for the six months ended June 30, 2016 compared to $1.9 million for the six months ended June 30, 2015 due to the following: salaries increased to $0.9 million for the six months ended June 30, 2016 compared to $0.8 million for the six months ended June 30, 2015; a decrease in severance to $0 for the six months ended June 30, 2016 compared to $0.1 million for the six months ended June 30, 2015; a decrease in stock compensation expense to $0.1 million for the six months ended June 30, 2016 compared to $0.3 million for the six months ended June 30, 2015;

b) Contract labor expense increased by approximately $0.1 million to $0.2 million for the six months ended June 30, 2016 compared to $0.1 million for the six months ended June 30, 2015;

c) Legal expense decreased by approximately $0.2 million to $0.6 million for the six months ended June 30, 2016 compared to $0.8 million for the six months ended June 30, 2015;

d) Office expense increased by approximately $0.2 million to $0.2 million for the six months ended June 30, 2016 compared to $28,000 for the six months ended June 30, 2015;

e) Travel expense increased by approximately $0.1 million to $0.3 million for the six months ended June 30, 2016 compared to $0.2 million for the six months ended June 30, 2015 primarily due to increased travel visiting potential customers and suppliers;

f) Depreciation and amortization expense decreased by approximately $3.0 million to $0.1 million for the six months ended June 30, 2016 compared to $3.1 million for the six months ended June 30, 2015 due to the write-off of equipment.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $2.3 million, or 55%, to $1.9 million during the six months ended June 30, 2016 from $4.2 million for the six months ended June 30, 2015. The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $1.2 million to $1.0 million for the six months ended June 30, 2016 compared to $2.2 million for the six months ended June 30, 2015 due to the following: a decrease in salaries to $0.7 million for the six months ended June 30, 2016 compared to $1.1 million for the six months ended June 30, 2015; a decrease in severance to $0 for the six months ended June 30, 2016 compared to $0.1 million for the six months ended June 30, 2015; a decrease in stock compensation expense to $0.1 million for the six months ended June 30, 2016 compared to $0.6 million for the six months ended June 30, 2015; and a decrease in restricted stock expense to approximately $4,000 for the six months ended June 30, 2016 compared to $0.2 million for the six months ended June 30, 2015;

b) Consulting expense attributable to research and development increased by approximately $0.2 million to $0.3 million for the six months ended June 30, 2016 compared to $0.1 million for the six months ended June 30, 2015;

c) Lab expense decreased by approximately $1.1 million to $0.4 million for the six months ended June 30, 2016 compared to $1.5 million for the six months ended June 30, 2015; and

d) Travel expense decreased by approximately $0.1 million to $0.1 million for the six months ended June 30, 2016 compared to $0.2 million for the six months ended June 30, 2015.

OTHER INCOME (EXPENSE), NET.

Debt issuance expense increased to $0.5 million for the six months ended June 30, 2016 from $0.4 million for the six months ended June 30, 2015, due to the offering of the Notes completed in April 2015.

Gain (loss) on change in warrant liability decreased to a loss of $0.7 million for the six months ended June 30, 2016 from a gain of approximately $3.9 million for the six months ended June 30, 2015, due to the offering of the Notes completed in April 2015.

Accretion on convertible notes expense decreased from $3.1 million for the six months ended June 30, 2015 to approximately $1.3 million for the six months ended June 30, 2016 due to the offering of the Notes completed in April 2015.

Interest expense, net, decreased to expense of approximately $9,000 for the six months ended June 30, 2016 as compared to expense of $0.2 million for the six months ended June 30, 2015, primarily due to the decrease of interest expense associated with the offering of the Notes completed in April 2015.

NET LOSS. Net loss from continuing operations was $14.6 million for the six months ended June 30, 2016, as compared to a net loss from continuing operations of $12.7 million for the six months ended June 30, 2015. Loss on discontinued operations was $0 for the six months ended June 30, 2016, as compared to a loss on discontinued operations of $8.7 million for the six months ended June 30, 2015. Net loss was $14.6 million for the six months ended June 30, 2016, as compared to a net loss of $21.4 million for the six months ended June 30, 2015.

Comparison of the three months ending June 30, 2016 and 2015

REVENUES. Revenues were $1.0 million for the three months ended June 30, 2016 as compared to $1.4 million for the three months ended June 30, 2015. Revenues for the three months ended June 30, 2016 and 2015 were mainly comprised of sales of XTouch sensors.

COST OF REVENUES. Cost of revenues include all direct expenses associated with the delivery of services and costs of manufacturing including internal labor costs and materials. Cost of revenues were $3.9 million for the three months ended June 30, 2016 and $3.4 million for the three months ended June 30, 2015. The major changes to cost of revenues are as follows:

a) Salaries and benefits increased by approximately $0.1 million to $1.1 million for the three months ended June 30, 2016 compared to $1.0 million for the three months ended June 30, 2015;

b) Materials and chemicals decreased by approximately $0.3 million to $0.5 million for the three months ended June 30, 2016 compared to $0.8 million for the three months ended June 30, 2015;

c) Warranty expense increased by approximately $0.3 million to $0.3 million for the three months ended June 30, 2016 compared to $0 for the three months ended June 30, 2015;

d) Shipping expense increased by approximately $0.1 million to $0.1 million for the three months ended June 30, 2016 compared to $62,000 for the three months ended June 30, 2015;

e) Depreciation and amortization expense increased by approximately $0.2 million to $1.2 million for the three months ended June 30, 2016 compared to $1.0 million for the three months ended June 30, 2015;

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 51% or approximately $1.9 million, to $1.8 million for the three months ended June 30, 2016 from $3.7 million for the three months ended June 30, 2015. The major changes to selling, general and administrative expenses are as follows:

a) Salaries and benefits decreased by approximately $0.3 million to $0.8 million for the three months ended June 30, 2016 compared to $1.1 million for the three months ended June 30, 2015 primarily due to the following: a decrease in salaries to $0.4 million for the three months ended June 30, 2016 compared to $0.5 million for the three months ended June 30, 2015; a decrease in severance to $0 for the three months ended June 30, 2016 compared to $0.1 million for the three months ended June 30, 2015; a decrease in stock compensation expense to $0.1 million for the three months ended June 30, 2016 compared to $0.2 million for the three months ended June 30, 2015;

b) Legal expense decreased by approximately $0.2 million to $0.3 million for the three months ended June 30, 2016 compared to $0.5 million for the three months ended June 30, 2015;

c) Office expense increased by approximately $0.1 million to $0.1 million for the three months ended June 30, 2016 compared to $23,000 for the three months ended June 30, 2015;

d) Depreciation and amortization expense decreased by approximately $1.5 million to $0.1 million for the three months ended June 30, 2016 compared to $1.6 million for the three months ended June 30, 2015.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $0.5 million, or 33%, during the three months ended June 30, 2016 to $1.0 million from $1.5 million for the three months ended June 30, 2015. The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $0.4 million to $0.5 million for the three months ended June 30, 2016 compared to $0.9 million for the three months ended June 30, 2015 primarily due to the following: a decrease in severance to $0 for the three months ended June 30, 2016 compared to $0.1 million for the three months ended June 30, 2015; a decrease in stock compensation expense to $0.1 million for the three months ended June 30, 2016 compared to $0.3 million for the three months ended June 30, 2015; a decrease in restricted stock expense to approximately $4,000 for the three months ended June 30, 2016 compared to $0.1 million for the three months ended June 30, 2015;

b) Lab expense decreased by approximately $0.2 million to $0.3 million for the three months ended June 30, 2016 compared to $0.5 million for the three months ended June 30, 2015; and

c) Consulting expense increased by approximately $0.1 million to $0.1 for the three months ended June 30, 2016 compared to $23,000 for the three months ended June 30, 2015.

OTHER INCOME (EXPENSE), NET.

Debt issuance expense decreased to $0 for the three months ended June 30, 2016 compared to $0.4 million for the three months ended June 30, 2015 due to the offering of Notes completed in April 2015.

Gain (loss) on change in warrant liability decreased to a loss of $0.3 million for the three months ended June 30, 2016 compared to a gain of approximately $3.9 for the three months ended June 30, 2015, due to the offering of the Notes completed in April 2015.

Accretion on convertible notes expense decreased to $0 for the three months ended June 30, 2016 from approximately $3.1 million for the three months ended June 30, 2015 due to the offering of the Notes completed in April 2015.

Interest expense, net, decreased to $0 for the three months ended June 30, 2016 from expense of $0.2 million for the three months ended June 30, 2015, primarily due to the interest expense associated with the offering of Notes completed in April 2015.

NET LOSS. Net loss from continuing operations was $6.2 million for the three months ended June 30, 2016, as compared to a net loss from continuing operations of $7.0 million for the three months ended June 30, 2015. Loss on discontinued operations was $0 for the three months ended June 30, 2016, as compared to a loss on discontinued operations of $8.7 million for the three months ended June 30, 2015. Net loss was $6.2 million for the three months ended June 30, 2016, as compared to a net loss of $15.7 million for the three months ended June 30, 2015.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. Until our products begin to earn enough revenue to support our operations, which may never happen, we will continue to be highly dependent on financing from third parties. On April 16, 2015, we sold $15 million in principal amount of our Senior Secured Convertible Promissory Notes. As of June 30, 2016 the Notes have been fully repaid. On November 30, 2015, we sold 9,625,871 shares for net proceeds of approximately $7.2 million. On June 2, 2016, we sold 6,152,500 shares for net proceeds of approximately $8.4 million. In addition, we received cash proceeds of $2.4 million in connection with warrant exercises in the first half of 2016. We expect the proceeds from the sale of our common stock, together with our cash on hand, to support our operations through December 31, 2016.

Operating Activities

Cash used in operating activities during the six months ended June 30, 2016 was $8.1 million as compared to cash used in operating activities during the six months ended June 30, 2015 of $8.3 million. Cash used in operating activities are primarily due to net loss in operations.

Investing Activities

Cash used for investing activities during the six months ended June 30, 2016 was $0.2 million as compared to $14.4 million of cash used for the six months ended June 30, 2015. The use of cash for investing activities during the six months ended June 30, 2016 was related to purchases of equipment. The use of cash for investing activities during the six months ended June 30, 2015 was primarily attributable to the purchase of prepaid licenses.

Financing Activities

Historically, we have financed our operating and investing activities primarily from the proceeds of private placements and public offerings of common stock, convertible investor notes, and a preferred stock offering. However, in 2015 the Company began recording revenue from shipments and expects this to continue in the future.

The total net cash provided by financing activities was $12.0 million for the six months ended June 30, 2016, which was comprised of proceeds from issuance of common stock of $8.4 million, $2.4 million from the exercise of warrants, $4.1 million of release of restricted cash offset by $2.9 million of payments on notes payable.

The total net cash provided by financing activities was $7.3 million for the six months ended June 30, 2015, which was comprised of increase of $6.0 million in cash restricted for note payable, $0.1 million of net proceeds from the exercise of stock options and $13.2 million in net proceeds from the issuance of a convertible note, less debt issuance costs.

Working Capital

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. Until our products begin to earn enough revenue to support our operations, which may never happen, we will continue to be highly dependent on financing from third parties. In April and June 2016, we received $2.4 million from exercise of warrants. On June 2, 2016 we sold 6,152,500 shares for net proceeds of approximately $8.4 million. We expect the proceeds from the exercise of warrants, proceeds from our sale of shares and our revenue shipments, together with our cash on hand, to support our operations through December 31, 2016.

As of June 30, 2016, we had a cash balance of approximately $11.3 million and working capital of $14.4 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2016, management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, management concluded that, as of June 30, 2016, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities and Exchange Commission Complaint against former Officers of the Company

On November 19, 2013, the Company learned that the Fort Worth Regional Office of the United States Securities and Exchange Commission (“SEC”) issued subpoenas concerning the Company’s agreements related to our InTouch™ Sensors. The Company cooperated fully with the SEC regarding this non-public, fact-finding inquiry, which resulted in a complaint filed by the SEC on March 9, 2016 naming the Company and two of the Company’s former executive officers as defendants. The U.S. District Court for the Southern District of Texas on March 16, 2016 signed a final judgment, providing for, among other things, a civil penalty in the amount of $750,000 on this complaint pursuant to our consent (the “Final Judgment”), which the Company gave without admitting or denying the allegations of the SEC’s complaint.

The allegations of the SEC in this complaint against the two former executive officers include that they made more than $2 million in personal profits from selling their own shares of the Company’s common stock following disclosures regarding the Company’s agreement related to our InTouch™ Sensors. The Company’s Amended and Restated Bylaws contain provisions regarding indemnification and advancement of expenses actually and reasonably incurred by the Company’s officers in connection with civil, criminal, administrative or investigative matters provided that such officers acted in good faith and in a manner such officers reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reason or cause to believe such officer’s conduct was unlawful. The advancement of expenses is expressly conditioned upon receipt of an undertaking by the officer to repay all such amounts so advanced in the event that it shall ultimately be determined that the officer is not entitled to be indemnified by the Company.

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

We are a company with a limited operating history and little revenues to date. We may never be able to produce material revenues or operate on a profitable basis. As a result, we have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future. As of June 30, 2016, we had an accumulated total deficit of $163.7 million.

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

As of June 30, 2016, we had outstanding warrants and options exercisable for an aggregate of 11,654,252 shares of common stock at a weighted average exercise price of $2.32 per share. Upon exercise of these warrants or options, we would issue additional shares of our stock. As a result, our current stockholders as a group would own a substantially smaller interest in us and may have less influence on our management and policies than they now have. Furthermore, the holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise more of their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

In addition, warrants covering 9,625,871 shares which were issued in November 2015 have an exercise price of $1.50 per share and have a term of five years from the date of issuance. In the second quarter of 2016, 1,595,000 warrants were exercised and as of June 30, 2016, 8,030,871 of such warrants are still outstanding. The exercise price of the warrants and the number of shares for which the warrants are exercisable are subject to certain adjustments if we issue or sell additional shares of common stock or common stock equivalents at a price per share less than the exercise price then in effect, or without consideration. Notwithstanding the foregoing, there will be no adjustment to the exercise price of these warrants or number of warrant shares issuable upon exercise in connection with the issuance of common stock upon Board of Director-approved employee benefit plans or upon the conversion, exercise or payment of certain outstanding, excluded securities.

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

The market price of our common stock has been volatile, and the value of stockholders’ investments could decline significantly.

The trading price for our common stock has been, and may continue to be, volatile. The price at which our common stock trades depends upon a number of factors, many of which are beyond our control. These factors include our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, customer and vendor relationships, our ability or inability to raise the additional capital we may need and the terms on which we raise it, changes in earnings estimates by analysts and general market and economic conditions. Further, broad market fluctuations may lower the market price of our common stock and affect our trading volume.

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

ITEM 6. EXHIBITS.

Exhibit No.	Description of Document

31.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1) (2)

32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1) (2)

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

UNI-PIXEL, INC.

August 11, 2016	By:	/s/ Jeff A. Hawthorne
Date		Jeff A. Hawthorne, Chief Executive Officer and President

	By:	/s/ Christine A. Russell
Christine A. Russell, Chief Financial Officer

