Form 10-Q
period 2016-09-30
Uni-Pixel
filed 2016-11-10
CIK 1171012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from__________ to __________

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

As of October 31, 2016, the issuer had 45,043,730 shares of issued and outstanding common stock, par value $0.001 per share.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Uni-Pixel, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2016	December 31, 2015
	(unaudited)	(Derived from audited financial statements)
ASSETS
Current assets
Cash and cash equivalents	$6,461	$7,618
Restricted cash	—	4,098
Account receivable, net	767	334
Inventory	677	769
Debt issuance costs	—	526
Prepaid licenses	4,900	4,900
Prepaid expenses	452	819

Total current assets	13,257	19,064

Property and equipment, net	1,347	1,842
Other long-term assets	13	13
Prepaid licenses, net of current portion	1,954	5,629

Total assets	$16,571	$26,548

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,521	$1,150
Accrued liabilities	855	780
Convertible notes payable	—	2,773
Derivative liability	1,369	491

Total current liabilities	4,745	5,194

Royalty liability, net	700	1,175
Long term liabilities	432	645
Long term debt	—	450

Total liabilities	5,877	7,464

Commitments and contingencies (Note 3)	—	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 45,043,730 shares issued and outstanding at September 30, 2016 and 32,170,778 shares issued and outstanding at December 31, 2015	45	32
Additional paid-in capital	181,954	168,243
Accumulated deficit	(171,305)	(149,191)

Total shareholders’ equity	10,694	19,084

Total liabilities and shareholders’ equity	$16,571	$26,548

See accompanying notes to these unaudited condensed consolidated financial statements.

Uni-Pixel, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$907	$1,498	$2,714	$2,867

Cost of revenues	3,231	4,701	11,431	8,128

Gross margin	(2,324)	(3,203)	(8,717)	(5,261)

Selling, general and administrative expenses	1,882	1,724	5,602	8,368
Research and development	3,119	1,491	5,059	5,690

Operating loss	(7,325)	(6,418)	(19,378)	(19,319)

Other income (expense)
Debt issuance cost amortization expense	—	(451)	(526)	(827)
Gain (loss) on change in warrant liability	(229)	1,092	(907)	4,992
Accretion of discount on convertible notes	—	(4,049)	(1,291)	(7,171)
Interest income (expense), net	(3)	(194)	(12)	(424)
Other income (expense), net	(232)	(3,602)	(2,736)	(3,430)

Net loss from continuing operations	$(7,557)	$(10,020)	$(22,114)	$(22,749)

Discontinued operations (note 8)
Loss on discontinued operations	—	—	—	(1,093)
Loss on impairment of property and equipment	—	—	—	(7,608)
	—	—	—	(8,701)

Net loss	$(7,557)	$(10,020)	$(22,114)	$(31,450)

Per share information
Basic
Loss from continuing operations	$(0.17)	$(0.60)	$(0.55)	$(1.61)
Net loss	$(0.17)	$(0.60)	$(0.55)	$(2.22)
Diluted
Loss from continuing operations	$(0.17)	$(0.60)	$(0.55)	$(1.61)
Net loss	$(0.17)	$(0.60)	$(0.55)	$(2.22)

Weighted average number of basic common shares outstanding	45,036,089	16,595,889	40,359,715	14,154,871
Weighted average number of diluted common shares outstanding	45,036,089	16,595,889	40,359,715	14,154,871

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(22,114)	$(31,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,002	5,412
Restricted stock issuance	807	1,061
Stock compensation expense	456	1,329
Amortization of debt issuance costs	526	827
Issuance of common stock to convert notes and interest	3	309
Accretion of discount on convertible note	1,291	7,171
Net (gain) loss on change in warrant liability	907	(4,992)
Discontinued Operations	—	1,093
Loss on R&D equipment related to discontinued operations	—	7,608
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(433)	(932)
Increase in inventory	92	(1,114)
Increase in prepaid assets and other current assets	367	(86)
Increase (decrease) in accounts payable	1,371	817
Increase in accrued expenses and other liabilities	75	5,317
Decrease in long-term liabilities	(214)	—
Decrease in deferred revenue	—	(4,965)
Net cash used in operating activities – continuing operations	(12,864)	(12,595)
Net cash used in operating activities – discontinued operations	—	(1,093)
Net cash used in operating activities - total	(12,864)	(13,688)

Cash flows from investing activities
Purchase of property and equipment	(308)	(623)
Purchase of prepaid licenses	—	(14,000)
Net cash used in investing activities	(308)	(14,623)

Cash flows from financing activities
Decrease (increase) in cash restricted for convertible notes payable	4,098	(5,986)
Proceeds from issuance of common stock, net	8,389	—
Proceeds from exercise of stock options, net	4	75
Payments on note payable	(2,867)	(458)
Proceeds from convertible notes and warrants issued, less debt issuance costs	2,391	13,195
Net cash provided by financing activities	12,015	6,826

Net decrease in cash and cash equivalents	(1,157)	(21,485)
Cash and cash equivalents, beginning of period	7,618	23,663
Cash and cash equivalents, end of period	$6,461	$2,178

Supplemental disclosures of cash flow information:
Cash paid for interest	$9	$101
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash financing information:
Issuance of common stock for legal settlements	$—	$2,275
Issuance of common stock to convert notes and interest	$1,675	$8,419
Acquisition of XTouch assets from Atmel	$—	$1,821
Beneficial conversion feature on convertible notes	$—	$5,970
Warrants issued in connection with convertible notes	$—	$5,980

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

Our decision to change the focus of our business from developing and manufacturing InTouch sensors to manufacturing and selling XTouch touch sensors was based on, among other things, the pressure of declining prices and margin compression in the touch sensor market. We believe that our acquisition of the XTouch technology will provide us with a stand-alone, go-to-market strategy that we expect to provide a better economic model and lead to a scalable business in a more rapid time frame.

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

As of September 30, 2016, Uni-Pixel had accumulated a total deficit of $171.3 million from operations in pursuit of these objectives.

As of September 30, 2016, we had cash and cash equivalents of $6.5 million. Our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, develop our products, establish the business relationships we need to manufacture and market our products. On October 24, 2016, we entered into a $2.5 million loan and security agreement with Western Alliance Bank where we can borrow up to 90% of eligible accounts receivable at a rate of prime plus 1.25%.

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

Note 2 — Summary of Significant Accounting Policies

Interim financial information

The condensed consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in condensed consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K, for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 30, 2016 (the “2015 Form 10-K”).

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the technology industry. There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2016 compared to what was previously disclosed in the 2015 Form 10-K. The consolidated financial information as of December 31, 2015 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2015.

Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts, useful lives of property and equipment and intangible assets, the valuation of derivative liability, the potential impairment of property and equipment and intangible assets, deferred taxes, the valuation of non-cash equity awards, and the provision for and disclosure of litigation. Actual results may differ materially from those estimates.

Statement of cash flows

For purposes of the statements of cash flows, we consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Concentration of credit risk

We maintain our cash with major U.S. domestic banks. The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 at September 30, 2016 and December 31, 2015. We have not incurred losses related to these deposits.

Restricted cash

As of September 30, 2016 and December 31, 2015 we had restricted cash of $0 and $4.1 million, respectively. At December 31, 2015, the $4.1 million of restricted cash represented the amount we were required to maintain on our balance sheet in accordance with the terms of the Securities Purchase Agreement entered into on April 16, 2015 for the sale of our Senior Secured Convertible Promissory Notes. This amount was released from restriction in the first quarter of 2016 upon conversion of the Senior Secured Promissory Notes.

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. We had $0.7 million and $0.3 million accounts receivable at September 30, 2016 and December 31, 2015, respectively.

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

Convertible debt

The Company accounts for its convertible debt as equal to its proceeds, less unamortized discounts. The Company records discounts on its convertible debt for the fair value of freestanding and embedded derivatives as well as beneficial conversion features associated with the issuance of the debt. Discounts are amortized over the life of the convertible debt.

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

Derivative liabilities

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing from Equity, the Company’s convertible notes are accounted for net, outside of shareholders’ equity and warrants are accounted for as liabilities at their fair value during periods where the full ratchet anti-dilution provision is in effect.

The warrants are accounted for a liability at their fair value at each reporting period. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as earnings or losses. To derive an estimate of the fair value of these warrants, a binomial model is utilized that computes the impact of share dilution upon the exercise of the warrant shares. This process relies upon inputs such as shares outstanding, estimated stock prices, strike price and volatility assumptions to dynamically adjust the payoff of the warrants in the presence of the dilution effect.

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

At September 30, 2016, 1,260,000 restricted shares and options and warrants to purchase 11,675,251 shares of common stock at exercise prices ranging from $0.55 to $38.70 per share were outstanding, and were not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

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

Our financial instruments consist of accounts receivable, prepaid expenses, a derivative liability and accounts payable. We believe the fair values of our accounts receivable, prepaid expenses and accounts payable reflect their respective carrying amounts given the short term nature of these instruments. The derivative liability is measured at fair value on a recurring basis.

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

Accounting Guidance Not Yet Effective

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The Company expects to adopt ASU 2014-09 for the fiscal year ending December 31, 2017 and will continue to assess the impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 3 — Commitments and Contingencies

In conjunction with the acquisition of the XTouch technology, the Company entered into a lease for office and production facilities for approximately 28,918 square feet at 1150 E. Cheyenne Mountain Boulevard, Colorado Springs, Colorado 80906 under a third party non-cancelable operating lease through April 15, 2017. In July 2015, the company entered into a lease for office space for 4,478 square feet at 4699 Old Ironsides Drive, Ste. 300, Santa Clara, CA 95054 through July 14, 2018. In addition, the company leases approximately 7,186 square feet at 3400 Research Forest Drive, Suite B2, The Woodlands, TX that expires on May 31, 2018. Future minimum lease commitments as of September 30, 2016 are as follows:

Year Ending September 30 (in thousands)
Three months ending 2016	$189
2017	463
2018	141
2019	—
2020	—
2021	—
Total	$793

Eco-System Partner Royalty Obligation

In April 2013, we entered into an agreement with Intel Corporation (“Intel”) (the “Capacity License Agreement”) whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Capacity License Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below. The Capacity License Agreement required us to purchase certain equipment, which we purchased in 2013 and which we consider not a substantive milestone. The Capacity License Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Capacity License Agreement) by April 2014, which we consider a substantive milestone. We received $5 million in May 2013, which is non-refundable and was recorded as deferred revenue in the consolidated balance sheet at December 31, 2014. Upon achieving the deliverables of the Capacity License Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch™ Sensors jointly developed with Kodak made directly to Designated Customers. The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million. The term of the Capacity License Agreement is the later of 3 years or the full payment of the commission cap. If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to Intel to make them whole on any remaining amounts due under the commission cap of $18.5 million.

In April 2014, we entered into the First Amendment to the Capacity License Agreement with Intel (the “Amended Capacity License Agreement”). The Amended Capacity License Agreement modified the original Capacity License Agreement terms as follows: 1) the inability of the Company to reach, by April 2014, the minimum production capability and the required quality standards specified in the Capacity License Agreement will no longer constitute a material breach to the Capacity License Agreement; 2) the total amount of cash proceeds to be received was reduced from $10 million to $5 million, which included the $5 million we received in May 2013; 3) the cap on the commission amount was reduced from $18.5 million to $6.25 million; 4) the term “commission” is defined as 10% of gross revenue from the sale of all sensors sold by the Company, which includes sales of InTouch™ Sensors to all customers including, but not limited to, Intel and its Designated Customers; 5) if the Company becomes the subject of any proceeding under any bankruptcy, insolvency or liquidation law, the Company will assign all title and ownership to the Equipment to Intel; and 6) if the Company materially breaches the Amended Capacity License Agreement, which breach is not cured within 30 days after receipt of notice from Intel, the Company may choose to either (A) pre-pay the cap on the commission to Intel (less the total of all previously paid commissions) or (B) assign all title and ownership to the Equipment to Intel. The only remaining milestone of the Amended Capacity License Agreement is the capability to produce at least 1 million sensors units per month. The Capacity License Agreement pertained to the InTouch™ Sensor technology that was jointly developed with Kodak pursuant to an agreement that was terminated after the acquisition of the XTouch sensor technology in 2015 and the Company has abandoned this InTouch™ Sensor technology.

In the fourth quarter of 2015, the Company recorded a $5.0 million gain on relief of deferred revenue liability for discontinued operations. The $5 million was originally received in 2013 and under the terms of the Capacity License Agreement, pertained to the Capacity License Agreement that was based on the InTouch™ Sensor technology which is no longer used.

In March 2016, Intel requested that the Company refund over time the $5 million discussed above that the Company had received from Intel in May 2013. The Company declined to refund the money as the payment was not refundable under the Amended Capacity License Agreement or otherwise due to Intel. As noted above, the agreement with Intel pertained to a technology that the Company abandoned when it terminated its joint development agreement with Kodak in 2015. Intel requested that the refund be accomplished by the Company paying Intel commissions on XTouch sensor revenue until the $5 million was refunded. The Company responded that no commissions are owed under the Amended Capacity License Agreement because it is not selling the abandoned InTouch™ Sensors or otherwise using the technology covered by the Amended Capacity License Agreement in its current products. The only products the Company has recognized revenue on are based on the XTouch sensor technology acquired from Atmel Corporation and CIT Technology Ltd. in April of 2015. No litigation or other legal proceeding has commenced on Intel’s request. The Company has engaged in discussions with Intel regarding formulation of a mutually agreeable commercial relationship. While it is not possible to predict the outcome of these discussions with certainty at the present time, if the Company is unable to reach an acceptable relationship, it intends to vigorously contest any claim that Intel might make.

Securities and Exchange Commission Complaint against former Officers of the Company and Settlement with the Company

On November 19, 2013, the Company learned that the Fort Worth Regional Office of the United States Securities and Exchange Commission (“SEC”) issued subpoenas concerning the Company’s agreements related to our InTouch™ Sensors. The Company cooperated fully with the SEC regarding this non-public, fact-finding inquiry, which resulted in a complaint filed by the SEC on March 9, 2016 naming the Company and two of the Company’s former executive officers as defendants. The allegations of the SEC in this complaint against the two former executive officers, Reed Killion and Jeffrey Tomz, who were respectively the Chief Executive Officer and Chief Financial Officer of the Company during the relevant periods of time at issue in the SEC’s complaint, include that they made more than $2 million in personal profits from selling their own shares of the Company’s common stock following disclosures regarding the Company’s agreement related to our InTouch™ Sensors.

On March 16, 2016, the U.S. District Court for the Southern District of Texas on March 16, 2016 signed a final judgment on this complaint pursuant to our consent (the “Final Judgment”), which the Company gave without admitting or denying the allegations of the SEC’s complaint. Without admitting or denying the allegations of the SEC’s complaint, we consented to the Final Judgment, which permanently enjoins us from violating Sections 10(b) and 13(b)(2)(A) and (B) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 of the SEC and Section 17(a) of the Securities Act of 1933. The Final Judgment also permanently enjoins the filing with the SEC any periodic report pursuant to Section 13(a) of the Exchange Act and Rules 13a-1, 13a-11, 13a-13 and 12b-20 of the SEC, which contains any untrue statement of material fact, or which omits to state a material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading, or which fails to comply in any material respect with the requirements of Section 13(a) of the Exchange Act and the rules and regulations thereunder. The Final Judgment also provides for a civil penalty in the amount of $750,000 to be paid in accordance with the following schedule:

(1) $20,000, within 14 days of entry of the Final Judgment;

(2) $20,000, within 104 days of entry of the Final Judgment;

(3) $30,000, within 194 days of entry of the Final Judgment;

(4) $45,000, within 284 days of entry of the Final Judgment;

(5) $60,000, within 374 days of entry of the Final Judgment;

(6) $70,000, within 464 days of entry of the Final Judgment;

(7) $80,000, within 554 days of entry of the Final Judgment;

(8) $80,000, within 644 days of entry of the Final Judgment;

(9) $80,000, within 734 days of entry of the Final Judgment;

(10) $85,000, within 824 days of entry of the Final Judgment;

(11) $90,000, within 914 days of entry of the Final Judgment;

(12) $90,000, within 1004 days of entry of the Final Judgment

The $750,000 settlement was recorded in other expense on the consolidated statement of operations for the year ended December 31, 2015. As of September 30, 2016, the remaining settlement accrual is reflected in current liabilities of $255,000 and $425,000 in long-term liabilities.

Complaint by former Officers of the Company for Advancement of Expenses

The Company’s Amended and Restated Bylaws contain provisions regarding indemnification and advancement of expenses actually and reasonably incurred by the Company’s officers in connection with civil, criminal, administrative or investigative matters provided that such officers acted in good faith and in a manner such officers reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reason or cause to believe such officer’s conduct was unlawful. The advancement of expenses is expressly conditioned upon receipt of an undertaking by the officer to repay all such amounts so advanced in the event that it shall ultimately be determined that the officer is not entitled to be indemnified by the Company. The Company, or its insurance company, has paid as agreed all invoices for all years through the end of 2015 for the defense of Messrs. Killion and Tomz in the investigation by the SEC that resulted in the filing of the complaint against them by the SEC. A portion of payments for 2016 invoices have has also been made, but the Company has disputed other 2016 invoices totaling approximately $265,000 as containing expenses that have not been reasonably incurred by Messrs. Killion and Tomz in defense of the SEC’s complaint. Through the course of 2016, the Company has been in discussions with counsel to Messrs. Killion and Tomz of resolving counsels’ charges on these invoices. Notwithstanding those discussions, on August 22, 2016, Messrs. Killion and Tomz filed an action against the Company for advancement of expenses in the Delaware Chancery Court. The Company has contested the claims made by Messrs. Killion and Tomz that it has not advanced expenses reasonably incurred by them in the underlying action brought by the SEC. In October 2016, the Chancery Court appointed a former Vice Chancellor of the Delaware Chancery Court to act as a Special Master to determine whether expenses are reasonably incurred to the extent that the Company and Messrs. Killion and Tomz are not capable to resolve the dispute concerning whether expenses have been reasonably incurred without the assistance of the judicial process.

Note 4 —Equity, Stock Plan and Warrants

Common Stock

During the nine months ended September 30, 2016, we (1) issued 833,252 shares of common stock to directors and employees; (2) issued 1,595,000 shares related to exercise of warrants; (3) issued 6,152,500 shares and received proceeds of $8.4 million, net of issuance costs of $0.8 million.

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

Restricted Stock

Total compensation expense recognized for restricted stock was approximately $1.0 million and $1.1 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. The Company has recorded approximately $1.0 million, $15,000 and $15,000 of restricted stock expense in selling, general and administrative expenses, research and development expense and cost of revenue for the nine months ended September 30, 2016, respectively and approximately $0.9 million and $0.2 million of restricted stock expense in selling, general and administrative expenses and research and development expense for the nine months ended September 30, 2015, respectively.

In the nine months ended September 30, 2016 the Company granted 1,260,000 restricted stock units (“RSUs”) with a grant-date fair value of approximately $1.9 million or $1.50 per share.

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

At September 30, 2016, there was $2.3 million of total unrecognized compensation cost related to non-vested shares of restricted stock which is expected to be recognized over a weighted-average period of 2.23 years. There were 429,938 shares of restricted stock, net that became vested during the nine months ended September 30, 2016.

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

Our Stock Incentive Plans are administered by our Board of Directors, which has the sole discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of September 30, 2016, there were 482,553 shares available for issuance under the Stock Incentive Plans.

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards:

Total compensation expense recognized for options was approximately $0.4 million and $1.3 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. The Company has recorded approximately $0.2 million, $0.8 million and $66,000 of stock compensation expense in selling, general and administrative expenses research and development expense and cost of revenue for the nine months ended September 30, 2016 and approximately $0.5 million, 0.8 million and $46,000 of stock compensation expense in selling, general and administrative expenses, research and development expense and cost of revenue for the nine months ended September 30, 2015.

A summary of the changes in the total stock options outstanding during the nine months ended September 30, 2016 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding and expected to vest, at December 31, 2015	1,941,194	$6.54
Granted	418,000	$1.39
Forfeited or expired	(156,253)	$9.36
Exercised	(3,050)	$1.23
Outstanding and expected to vest, at September 30, 2016	2,199,891	$5.37
Vested and exercisable at September 30, 2016	1,536,078	$7.02

The fair values of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended September 30, 2016	Three Months ended September 30, 2015	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015
Expected life (years)	5 years	5 years	5 years	5 years
Interest rate	1.11%	1.63%	1.11 to 1.63%	1.31 to 1.63%
Dividend yield	—	—	—	—
Volatility	97.48%	157.66%	97.48 to 157.66%	144.34 to 157.66%
Forfeiture rate	—	—	—	—
Weighted average fair value of options granted	$1.11	$1.15	$1.02	$1.41

At September 30, 2016, there was $0.8 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.01 years. There were approximately 0.5 million, net options that became vested during the nine months ended September 30, 2016.

Common Stock Warrants

As of September 30, 2016, the Company has 9,475,360 common stock warrants outstanding with a weighted average exercise price of $1.61 per share. Information regarding outstanding warrants as of September 30, 2016 is as follows:

Grant date	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
June 10, 2009	15,796	15,796	$7.50	2.68
August 31, 2009	24,934	24,934	$7.50	2.68
October 2, 2009	205,000	205,000	$5.00	3.08
March 15, 2010	8,337	8,337	$7.50	3.25
April 5, 2010	930	930	$7.50	3.25
April 16, 2015 (1)	1,151,121	1,151,121	$1.50	3.25
November 5, 2015 (1)	38,371	38,371	$1.50	3.50
November 30, 2015 (1)	8,030,871	8,030,871	$1.50	4.17

Total	9,475,360	9,475,360

(1)	The exercise price of the warrants and the number of shares for which the warrants are exercisable are subject to certain adjustments if the Company issues or sells additional shares of common stock or common stock equivalents at a price per share less than the exercise price then in effect, or without consideration.

Note 5 — Property and Equipment and Inventory

A summary of the components of property and equipment (in thousands) at September 30, 2016 and December 31, 2015 are as follows:

	Estimated Useful Lives	September 30, 2016	December 31, 2015
Production equipment	3 to 5 years	$2,051	$1,966
Research and development equipment	3 to 5 years	3,581	3,572
Leasehold improvements	5 years	23	23
Computer equipment	5 years	98	98
Office equipment	3 to 5 years	20	20
Construction-in-progress		389	176
		6,162	5,855
Accumulated depreciation		(4,815)	(4,013)
Property and equipment, net		$1,347	$1,842

Depreciation for the nine months ended September 30, 2016 and September 30, 2015 was approximately $0.8 million and $3.6 million, respectively.

A summary of the components of inventory at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$239	$419
Work-in-progress	426	328
Finish Goods	12	22
Inventory	$677	$769

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

In conjunction with the issuance of the Convertible Notes and the Warrants, we entered into a Registration Rights Agreement pursuant to which we agreed to file a registration statement covering the sum of (i) 200% of the maximum number of shares underlying the Convertible Notes and (ii) the maximum number of shares underlying the Warrants (the “Registrable Securities”). We have agreed to keep any registration statement we file pursuant to the Registration Rights Agreement effective until the earlier of (i) the date as of which the Investors may sell all of the Registrable Securities covered by the Registration. Statement without restriction or limitation pursuant to Rule 144 and without the requirement to be in compliance with Rule 144(c)(1) (or any successor thereto) or (ii) the date on which the Investors shall have sold all of the securities covered by such Registration Statement.

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

We had agreed to keep at least $6.0 million of restricted cash on our balance sheet at all times until the Maturity Date or until the outstanding principal amount of the Convertible Notes is less than $6.0 million, at which time the amount of restricted cash we are required to keep on our balance sheet will be adjusted downward, dollar for dollar. As of September 30, 2016 and December 31, 2015, the restricted cash was $0 and $4.1 million, respectively.

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

As of September 30, 2016, the Investors were issued an aggregate of 13,984,411 shares of common stock on the conversion of $11.6 million of principal and $0.3 million of interest As of September 30, 2016 the convertible note balances were $0.

The following table summarizes the charges to interest, amortization and other expense, net for the nine months ended September 30, 2016 (in thousands):

	September 30, 2016	September 30, 2015
Interest expense on convertible notes	$9	$434
Accretion of convertible not discount	$1,291	$7,171

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

As part of the business combination acquisition, Displays also entered into leases with Atmel Corporation for Building 2 and Building 4, both of which are located at 1150 E. Cheyenne Mountain Boulevard, Colorado Springs, Colorado. The term of each lease is 18 months (the “Primary Lease Term”). The term of each lease may be extended for two additional six month periods. During the Primary Lease Term, the initial base rent for each of Building 2 and Building 4 will be $100 per month. During the first renewal term, the monthly base rent for Building 2 will be $5,625 and during the second renewal term the monthly base rent will be $8,437. During the first renewal term, the monthly base rent for Building 4 will be $39,375 and during the second renewal term the monthly base rent will be $59,062. Aside from the base rent, Displays is responsible for the payment of its share of operating expenses attributable to the buildings, real estate taxes attributable to the buildings, sales and personal property taxes, utilities and additional services provided by Atmel (as defined in the leases). The Company extended the lease until April 15, 2017.

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

The following unaudited pro-forma financial information presents the Company’s condensed financial results (in thousands) for the nine months ended September 30, 2015 as if the acquisitions had occurred as of January 1, 2015:

Nine Months Ended September 30, 2015
Revenue	$4,238
Net loss continuing operations	(27,615)
Net loss discontinued operations	(8,701)
Net loss	$(36,316)

Basic and diluted continuing operations	$(1.97)
Basic and diluted net loss	$(2.62)

These pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that actually would have resulted had the acquisitions been effective at the beginning of 2015 and are not necessarily representative of future results. The pro-forma results include the following adjustments:

●	Revenue of $1,371,000 from XSense for the quarter ended March 31, 2015; and

●	Cost of sales of approximately $2,467,000 for the quarter ended March 31, 2015; and

●	Approximately $826,000 of other expense for the quarter ended March 31, 2015 for financing the XSense acquisition.

Note 8 — Loss on Discontinued Operations

On April 22, 2015 Displays exercised its right to terminate the Manufacturing Facility Installation and Supply Agreement dated April 15, 2013 (the “Supply Agreement”), which was entered into by Displays and Eastman Kodak Company (“Kodak”).

Displays did not renew that certain Joint Development Agreement dated February 5, 2013, also with Kodak, which was related to flexible patterned conductive films.

In connection with the discontinued operations, the Company took a $7.6 million write down on equipment in the second quarter of 2015.

Note 9 — Fair Value Measurements

Liabilities measured at fair value (in thousands) on a recurring basis are summarized as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	September 30, 2016

Liabilities:
Derivative liability	$-	$1,369	$-	$1,369

Total	$-	$1,369	$-	$1,369

As described further in Note 6, the derivative liability is related to warrants to purchase 1,189,492 shares of common stock issued by the Company in connection with our Convertible Note, which included a down-round protection on the warrants. These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The fair value of these warrants were $6.0 million at inception. The Company recognized $0.9 million of other expense for the nine months ended September 30, 2016 in the accompanying consolidated statements of operations, resulting from the increase in the fair value of the derivative liability at September 30, 2016 as compared to December 31, 2015. The derivative liability will continue to be measured at fair value, with changes in fair value recognized in earnings, until the warrants are exercised, expire or are otherwise extinguished.

Note 10 — Revenue and Credit Concentrations

During the nine months ended September 30, 2016 and 2015, revenues (in thousands) by customers with more than 10% of revenue were as follows:

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
	Amount	%	Amount	%
Company A	$1,284	47%	$1,839	64%
Company B	704	26%	930	32%
Company C	626	23%	—	—%
Total	$2,614	96%	$2,769	96%

As of September 30, 2016 and December 31, 2015 customers with more than 10% of accounts receivables balances (in thousands) were as follows:

	As of September 30, 2016		As of December 31, 2015
	Amount	%	Amount	%
Company A	$139	18%	$133	40%
Company B	76	10%	164	49%
Company C	530	69%	—	—%
Total	$745	97%	$297	89%

Note 11 — Subsequent Event

On October 24, 2016, the Company entered into a $2.5 million two year loan and security agreement with Western Alliance Bank. The agreement allows the Company to borrow up to 90% of its gross eligible trade receivables at an interest rate of prime plus 1.25%. The line is secured by all the assets of the Company, including intellectual property.

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

Recent Acquisition, Financing and Change in Business Strategy

On April 16, 2015 we acquired certain assets and licenses related to the manufacture of XTouch touch sensors from Atmel Corporation and CIT Technology Ltd. and we closed a private offering consisting of $15 million in principal amount of our Senior Secured Convertible Promissory Notes (the “Notes”) together with warrants. A more complete discussion of these transactions is included in Note 7 to our financial statements, which are included at Item 1 of Part I of this report, and in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on April 17, 2015.

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

Our decision to change the focus of our business from developing and manufacturing InTouch sensors to manufacturing and selling XTouch touch sensors was based on, among other things, the pressure of declining prices and margin compression in the touch sensor market. We believe that our acquistion of the XTouch technology will provide us with a stand-alone, go-to-market strategy that we expect to provide a better economic model and lead to a scalable business in a more rapid time frame.

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

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2016, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2015 Form 10-K.

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

In April 2013, we entered into an agreement with Intel (the “Capacity License Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Capacity License Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below. The Capacity License Agreement required us to purchase certain equipment, which we purchased in 2013 and which we considered not a substantive milestone. The Capacity License Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Capacity License Agreement) by April 2014, which we considered a substantive milestone. We received $5 million in May 2013, which was non-refundable. Upon achieving the deliverables of the Capacity License Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch™ Sensors made directly to Intel or to those of Intel’s manufacturing partners that use Intel’s Preferred Price and Capacity License Agreement (“Designated Customers”). The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million. The term of the Capacity License Agreement is the later of 3 years or the full payment of the commission cap. If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to Intel to make Intel whole on any remaining amounts due under the commission cap of $18.5 million.

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

RESULTS OF OPERATIONS

Comparison of the nine months ending September 30, 2016 and 2015

REVENUES. Revenues were $2.7 million for the nine months ended September 30, 2016 as compared to $2.9 million for the nine months ended September 30, 2015. Revenues for the nine months ended September 30, 2016 and 2015 were mainly comprised of sales of XTouch sensors.

COST OF REVENUES. Cost of revenues include all direct expenses associated with the delivery of services and costs of manufacturing including internal labor costs and materials. Cost of revenues was $11.4 million for the nine months ended September 30, 2016 and $8.1 million for the nine months ended September 30, 2015. We recorded cost of revenue expenses for the full nine months in 2016 compared to only six months in 2015 as we did not begin to ship products until the second quarter of 2015.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 33% or approximately $2.8 million, to $5.6 million for the nine months ended September 30, 2016 from $8.4 million for the nine months ended September 30, 2015. The major changes to selling, general and administrative expenses are as follows:

a) Salaries and benefits decreased by approximately $0.2 million to $2.6 million for the nine months ended September 30, 2016 compared to $2.8 million for the nine months ended September 30, 2015 due to the following: a decrease in severance to approximately $8,000 for the nine months ended September 30, 2016 compared to $0.1 million for the nine months ended September 30, 2015; a decrease in stock compensation expense to $0.2 million for the nine months ended September 30, 2016 compared to $0.5 million for the nine months ended September 30, 2015; and an increase in restricted stock expense to $1.0 million for the nine months ended September 30, 2016 compared to $0.8 million for the nine months ended September 30, 2015;

b) Legal expense decreased by approximately $0.1 million to $0.9 million for the nine months ended September 30, 2016 compared to $1.0 million for the nine months ended September 30, 2015;

c) Contractor expense increased by approximately $0.1 million to $0.2 million for the nine months ended September 30, 2016 compared to $0.1 million for the nine months ended September 30, 2015;

d) Travel and office expense increased by approximately $0.3 million to $0.6 million for the nine months ended September 30, 2016 compared to $0.3 million for the nine months ended September 30, 2015 primarily due to increased travel visiting potential customers;

e) Depreciation and amortization expense decreased by approximately $3.0 million to $0.2 million for the nine months ended September 30, 2016 compared to $3.2 million for the nine months ended September 30, 2015.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $0.6 million, or 11%, during the nine months ended September 30, 2016 to $5.1 million from $5.7 million for the nine months ended September 30, 2015. The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $1.3 million to $1.6 million for the nine months ended September 30, 2016 compared to $2.9 million for the nine months ended September 30, 2015 primarily due to the following: a decrease in salaries to $1.2 million for the nine months ended September 30, 2016 compared to $1.5 million for the nine months ended September 30, 2015; a decrease in severance to $0 for the nine months ended September 30, 2016 compared to $0.1 million for the nine months ended September 30, 2015; a decrease in stock compensation expense to $0.2 million for the nine months ended September 30, 2016 compared to $0.8 million for the nine months ended September 30, 2015; and a decrease in restricted stock expense to approximately $15,000 for the nine months ended September 30, 2016 compared to $0.2 million for the nine months ended September 30, 2015;

b) License amortization expense attributable to research and development increased by approximately $0.5 million to $0.5 million for the nine months ended September 30, 2016 compared to $0 for the nine months ended September 30, 2015 related to the patents acquired from Atmel Corporation;

c) Mask expense increased by approximately $0.6 million to $0.6 million for the nine months ended September 30, 2016 compared to $0 for the nine months ended September 30, 2015 related to the new product introduction programs;

c) Research and development manufacturing labor expense increased by approximately $0.4 million to $0.4 million for the nine months ended September 30, 2016 compared to $0 for the nine months ended September 30, 2015;

d) Lab and material expense decreased by approximately $0.9 million to $1.0 million for the nine months ended September 30, 2016 compared to $1.9 million for the nine months ended September 30, 2015;

b) Consulting expense attributable to research and development increased by approximately $0.2 million to $0.4 million for the nine months ended September 30, 2016 compared to $0.2 million for the nine months ended September 30, 2015; and

d) Travel expense decreased by approximately $0.1 million to $0.2 million for the nine months ended September 30, 2016 compared to $0.3 million for the nine months ended September 30, 2015 primarily due to offsite management of research and development activities.

OTHER INCOME (EXPENSE), NET.

Debt issuance expense decreased from $0.8 million for the nine months ended September 30, 2015 to $0.5 for the nine months ended September 30, 2016, primarily due to the offering of the Notes completed in April 2015 and the decreased balance of debt outstanding.

Gain or loss on change in warrant liability decreased from a $5.0 million gain for the nine months ended September 30, 2015 to approximately $0.9 million loss for the nine months ended September 30, 2016, due to the offering of the Notes completed in April 2015 and the decrease in stock price in 2015 and increase in stock price in 2016.

Accretion on convertible notes expense decreased from $7.2 million for the nine months ended September 30, 2015 to approximately $1.3 million for the nine months ended September 30, 2016 due to the offering of the Notes completed in April 2015.

Interest expense, net, decreased to approximately $12,000 for the nine months ended September 30, 2016 as compared to expense of $0.4 million for the nine months ended September 30, 2015, primarily due to the interest expense associated with the offering of the Notes completed in April 2015.

NET LOSS. Net loss from continuing operations was $22.1 million for the nine months ended September 30, 2016, as compared to a net loss from continuing operations of $22.7 million for the nine months ended September 30, 2015. Loss on discontinued operations was $0 for the nine months ended September 30, 2016, as compared to a loss on discontinued operations of $8.7 million for the nine months ended September 30, 2015. Net loss was $22.1 million for the nine months ended September 30, 2016, as compared to a net loss of $31.5 million for the nine months ended September 30, 2015.

Comparison of the three months ending September 30, 2016 and 2015

REVENUES. Revenues were $0.9 million for the three months ended September 30, 2016 as compared to $1.5 million for the three months ended September 30, 2015. Revenues for the three months ended September 30, 2016 and 2015 were mainly comprised of sales of XTouch sensors.

COST OF REVENUES. Cost of revenues include all direct expenses associated with the delivery of services and costs of manufacturing including internal labor costs and materials. Cost of revenues were $3.2 million for the three months ended September 30, 2016 and $4.7 million for the three months ended September 30, 2015. The major changes to cost of revenues are as follows:

a) Materials and chemicals decreased by approximately $0.5 million to $0.6 million for the three months ended September 30, 2016 compared to $1.1 million for the three months ended September 30, 2015;

b) Warranty expense decreased by approximately $0.4 million to approximately $48,000 for the three months ended September 30, 2016 compared to $0.4 million for the three months ended September 30, 2015;

c) Facility expense decreased by approximately $0.2 million to $0.3 million for the three months September 30, 2016 compared to $0.5 million for the three months ended September 30, 2015;

d) Depreciation and amortization expense decreased by approximately $0.3 million to $0.9 million for the three months ended September 30, 2016 compared to $1.2 million for the three months ended September 30, 2015;

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 12% or approximately $0.2 million, to $1.9 million for the three months ended September 30, 2016 from $1.7 million for the three months ended September 30, 2015. The major changes to selling, general and administrative expenses are as follows:

a) Legal expense increased by approximately $0.2 million to $0.3 million for the three months ended September 30, 2016 compared to approximately $0.1 million for the three months ended September 30, 2015;

b) Travel expense expense increased by approximately $64,000 to approximately $128,000 for the three months ended September 30, 2016 compared to approximately $64,000 for the three months ended September 30, 2015 primarily due to increased travel visiting existing and potential customers;

c) Depreciation and amortization expense decreased by approximately $41,000 to approximately $55,000 for the three months ended September 30, 2016 compared to $0.1 million for the three months ended September 30, 2015.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $1.6 million, or 107%, during the three months ended September 30, 2016 to $3.1 million from $1.5 million for the three months ended September 30, 2015. The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $0.2 million to $0.6 million for the three months ended September 30, 2016 compared to $0.8 million for the three months ended September 30, 2015 primarily due to the following: a decreased in stock compensation expense to approximately $43,000 for the three months ended September 30, 2016 compared to $0.2 million for the three months ended September 30, 2015;

b) Lab expense increased by approximately $0.2 million to $0.5 million for the three months ended September 30, 2016 compared to $0.3 million for the three months ended September 30, 2015;

c) Research and development manufacturing labor expense increased by approximately $0.4 million to $0.4 million for the three months ended September 30, 2016 compared to $0 for the three months ended September 30, 2015;

d) License amortization expense increased by approximately $0.5 million to $0.5 million for the three months ended September 30, 2016 compared to $0 for the three months ended September 30, 2015; and

e) Mask expense increased by approximately $0.6 to $0.6 million for the three months ended September 30, 2016 compared to $0 for the three months ended September 30, 2015.

OTHER INCOME (EXPENSE), NET.

Debt issuance expense decreased to $0 for the three months ended September 30, 2015 compared to $0.5 for the three months ended September 30, 2015 due to the offering of Notes completed in April 2015.

Gain or loss on change in warrant liability decreased from a gain of $1.1 for the three months ended September 30, 2015 to a loss of approximately $0.2 million for the three months ended September 30, 2016, primarily due to the offering of the Notes completed in April 2015 and the decrease in stock price in 2015 and increase in stock price in 2016.

Accretion on convertible notes expense decreased from $4.0 for the three months ended September 30, 2015 to approximately $0 for the three months ended September 30, 2016 due to the offering of the Notes completed in April 2015 being fully repaid during 2016.

Interest expense, net, decreased to an expense of approximately $3,000 for the three months ended September 30, 2016 as compared from an expense of $0.2 million for the three months ended September 30, 2015, primarily due to the decreased interest expense associated with the offering of Notes completed in April 2015.

NET LOSS. Net loss was $7.6 million for the three months ended September 30, 2016, as compared to a net loss from continuing operations of $10.0 million for the three months ended September 30, 2015.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. Until our products begin to earn enough revenue to support our operations, which may never happen, we will continue to be highly dependent on financing from third parties, including through further offerings of our debt and equity securities. On April 16, 2015, we sold $15 million in principal amount of our Senior Secured Convertible Promissory Notes. As of September 30, 2016 the Notes have been fully repaid. On November 30, 2015, we sold 9,625,871 shares for net proceeds of approximately $7.2 million. On June 2, 2016, we sold 6,152,500 shares for net proceeds of approximately $8.4 million. In addition, we received cash proceeds of $2.4 million in connection with warrant exercises in the first half of 2016, and as we have approximately 9.5 million warrants outstanding, it is possible that additional cash proceeds could be received as a result of the exercise of such warrants. We expect the proceeds from the sale of our common stock, together with our cash on hand, to support our operations through December 31, 2016. Furthermore, as noted above in Note 11 – Subsequent Events to our financial statements on October 24, 2016, we entered into a two year $2.5 million loan and security agreement with Western Alliance Bank where we can borrow up to 90% of eligible accounts receivable at an interest rate of prime plus 1.25%. Based on the proceeds raised from the sale of our common stock, potential borrowing on our loan agreement, possible warrant exercises and our cash on hand, we expect to support our operations over the next 12 months.

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2016 was $12.9 million as compared to cash used in operating activities during the nine months ended September 30, 2015 of $13.7 million. Cash used in operating activities are primarily due to net loss in operations.

Investing Activities

Cash used for investing activities during the nine months ended September 30, 2016 was $0.3 million as compared to $14.6 million of cash used for the nine months ended September 30, 2015. The use of cash for investing activities during the nine months ended September 30, 2016 was related to purchases of equipment. The use of cash for investing activities during the nine months ended September 30, 2015 was primarily attributable to the purchase of prepaid licenses.

Investing Activities

Historically, we have financed our operating and investing activities primarily from the proceeds of private placements and public offerings of common stock, convertible investor notes, and a preferred stock offering. However, in 2015 the Company began recording revenue from shipments and expects this to continue in the future.

The total net cash provided by financing activities was $12.0 million for the nine months ended September 30, 2016, which was comprised of proceeds from issuance of common stock of $8.4 million, $2.4 million from the exercise of warrants, $4.1 million of release of restricted cash offset by $2.9 million of payments on notes payable.

The total net cash provided by financing activities was $6.8 million for the nine months ended September 30, 2015, which was comprised of increase of $6.0 million in cash restricted for note payable, $0.1 million of net proceeds from the exercise of stock options and $13.2 million in net proceeds from the issuance of a convertible note, less debt issuance costs offset by $0.5 million of payments on notes payable.

Working Capital

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. Until our products begin to earn enough revenue to support our operations, which may never happen, we will continue to be highly dependent on financing from third parties. In the second quarter of 2016, we received $2.4 million from exercise of warrants. On June 2, 2016, we sold 6,152,500 shares for net proceeds of approximately $8.4 million. We expect the proceeds from the exercise of warrants, proceeds from our sale of shares and our revenue shipments, together with our cash on hand, and potential borrowings under our loan agreement to support our operations over the next 12 months.

As of September 30, 2016, we had a cash balance of approximately $6.5 million and working capital of $8.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2016, management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, management concluded that, as of September 30, 2016, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The allegations of the SEC in this complaint against the two former executive officers, Reed Killion and Jeffrey Tomz, who were respectively the Chief Executive Officer and Chief Financial Officer of the Company during the relevant periods of time at issue in the SEC’s complaint, include that they made more than $2 million in personal profits from selling their own shares of the Company’s common stock following disclosures regarding the Company’s agreement related to our InTouch™ Sensors. The Company’s Amended and Restated Bylaws contain provisions regarding indemnification and advancement of expenses actually and reasonably incurred by the Company’s officers in connection with civil, criminal, administrative or investigative matters provided that such officers acted in good faith and in a manner such officers reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reason or cause to believe such officer’s conduct was unlawful. The advancement of expenses is expressly conditioned upon receipt of an undertaking by the officer to repay all such amounts so advanced in the event that it shall ultimately be determined that the officer is not entitled to be indemnified by the Company.

Complaint by former Officers of the Company for Advancement of Expenses

The Company, or its insurance company, has paid as agreed all invoices for all years through the end of 2015 for the defense of Messrs. Killion and Tomz in the investigation by the SEC that resulted in the filing of the complaint against them by the SEC. A portion of payments for 2016 invoices have has also been made, but the Company has disputed other 2016 invoices totaling approximately $265,000 as containing expenses that have not been reasonably incurred by Messrs. Killion and Tomz in defense of the SEC’s complaint. Through the course of 2016, the Company has been in discussions with counsel to Messrs. Killion and Tomz of resolving counsels’ charges on these invoices. Notwithstanding those discussions, on August 22, 2016, Messrs. Killion and Tomz filed an action against the Company for advancement of expenses in the Delaware Chancery Court. The Company has contested the claims made by Messrs. Killion and Tomz that it has not advanced expenses reasonably incurred by them in the underlying action brought by the SEC. In October 2016, the Chancery Court appointed a former Vice Chancellor of the Delaware Chancery Court to act as a Special Master to determine whether expenses are reasonably incurred to the extent that the Company and Messrs. Killion and Tomz are not capable to resolve the dispute concerning whether expenses have been reasonably incurred without the assistance of the judicial process.

Intel Corporation

The Company’s Capacity License Agreement with Intel, as amended by the Amended Capacity License Agreement, provided for a payment of a commission to Intel of ten percent of gross revenue from the sale InTouch™ Sensors jointly developed by the Company and Kodak. In March 2016, Intel requested that the Company refund over time the $5 million paid to the Company in May 2013 pursuant to the terms of the Capacity License Agreement. The Company declined to refund the money as the payment was not refundable under the Amended Capacity License Agreement or otherwise due to Intel. The agreement with Intel pertained to a technology that the Company abandoned when it terminated its joint development agreement with Kodak in 2015. Intel requested that the refund be accomplished by the Company paying Intel commissions on XTouch sensor revenue until the $5 million was refunded. The Company responded that no commissions are owed under the Amended Capacity License Agreement because it is not selling the abandoned InTouch™ Sensors or otherwise using the technology covered by the Amended Capacity License Agreement in its current products. The only products the Company has recognized revenue on are based on the XTouch sensor technology acquired from Atmel Corporation and CIT Technology Ltd. in April 2015. No litigation or other legal proceeding has commenced on Intel’s request. The Company is engaged in discussions with Intel regarding formulation of a mutually agreeable commercial relationship. While it is not possible to predict the outcome of these discussions with certainty at the present time, if the Company is unable to reach an acceptable commercial relationship, it intends to vigorously contest any claim that Intel might make.

ITEM 1A. RISK FACTORS

We incorporate herein by reference the risk factors included in the 2015 Form 10-K, which we filed with the Securities and Exchange Commission on March 30, 2016. The following are risks set forth in our Annual Report on Form 10-K which are reiterated and updated below as well as certain new risks related to our business.

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

If we fail to develop and introduce new or enhanced solutions on a timely basis, our ability to attract and retain customers could be impaired, and our revenues and competitive position may be harmed.

The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards, all with an underlying pressure to reduce cost and meet stringent reliability and qualification requirements. In order to compete effectively, we must continually introduce new products or enhance existing products and accurately anticipate customer requirements for new and upgraded products. The introduction of new products by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our existing or future solutions obsolete. Our failure to anticipate or timely develop new or enhanced solutions or technologies in response to technological shifts or changes in customer requirements could result in decreased revenues and an increase in design wins by our competitors.

New product development or the enhancement of existing products is subject to a number of risks and uncertainties. We may experience difficulties with solution design, manufacturing or otherwise that could delay or prevent the introduction of new or enhanced solutions. Alternatively, even if technical engineering hurdles can be overcome, we must successfully anticipate customer requirements regarding features and performance, the new or enhanced products must be competitively priced, and they must become available during the window of time when customers are ready to purchase our solutions.

Even after new or enhanced products are developed, we must be able to successfully bring them to market. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product production ramp-up issues, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of new product introduction. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Accordingly, we cannot determine in advance the ultimate effect of new product introductions and transitions, and any failure to manage new product introduction risks could adversely affect our revenues and therefore our business.

We are a company with a limited operating history, our future profitability is uncertain and we anticipate future losses and negative cash flow, which may limit or delay our ability to become profitable.

We are a company with a limited operating history and little revenues to date. We may never be able to produce material revenues or operate on a profitable basis. As a result, we have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future. As of September 30, 2016, we had an accumulated total deficit of $171.3 million.

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

Restrictive covenants under our credit facility with Western Alliance Bank may adversely affect our operations.

If we utilize our loan and security agreement with Western Alliance Bank, it contains a number of restrictive covenants that will impose significant operating and financial restrictions on our ability to, without prior written consent from Western Alliance Bank:

●	Convey, sell, lease, transfer or otherwise dispose of or permit any of the Company or its subsidiaries to transfer, all or any part of any of their business or property, other than: (i) transfers of inventory in the ordinary course of business; (ii) transfers of non-exclusive licenses and similar arrangements for the use of the property of the Company or its subsidiaries in the ordinary course of business; or (iii) transfers of worn-out or obsolete equipment which was not financed by Western Alliance Bank;

●	Merge or consolidate, or permit any of the Company or its subsidiaries to merge or consolidate, with or into any other business organization, or acquire, or permit any of their subsidiaries to acquire, all or substantially all of the capital stock or property of another person or suffer or permit a change in control;

●	Create, incur, assume or be or remain liable with respect to any indebtedness, or permit any of their subsidiaries so to do, other than indebtedness permitted under the loan and security agreement with Western Alliance Bank;

●	Create, incur, assume or suffer to exist any lien with respect to any of the property of either of them (including without limitation, their intellectual property), other than liens permitted under the loan and security agreement with Western Alliance Bank;

●	Pay any dividends or make any other distribution or payment on account of or in redemption, retirement or purchase of any capital stock, or permit any of their subsidiaries to do so other than as permitted under the loan and security agreement with Western Alliance Bank;

●	Directly or indirectly acquire or own, or make any investment in or to any person, or permit any of their subsidiaries so to do, other than investments permitted under the loan and security agreement with Western Alliance Bank;

●	Make or contract to make, without Western Alliance Bank’s prior written consent, capital expenditures (including leasehold improvements) or incur liability for rentals of property (including both real and personal property) in an aggregate amount in any fiscal year in excess of $500,000; and

●	Make any material changes to the Company’s organizational structure or identity.

We have a significant number of outstanding warrants and options, and future sales of the underlying shares of common stock could adversely affect the market price of our common stock.

As of September 30, 2016, we had outstanding warrants and options exercisable for an aggregate of 11,675,251 shares of common stock at a weighted average exercise price of $2.31 per share. Upon exercise of these warrants or options, we would issue additional shares of our stock. As a result, our current stockholders as a group would own a substantially smaller interest in us and may have less influence on our management and policies than they now have. Furthermore, the holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise more of their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

In addition, warrants covering 9,625,871 shares which were issued in November 2015 have an exercise price of $1.50 per share and have a term of five years from the date of issuance. In the second quarter of 2016, 1,595,000 warrants were exercised and as of September 30, 2016, 8,030,871 of such warrants are still outstanding. The exercise price of the warrants and the number of shares for which the warrants are exercisable are subject to certain adjustments if we issue or sell additional shares of common stock or common stock equivalents at a price per share less than the exercise price then in effect, or without consideration. Notwithstanding the foregoing, there will be no adjustment to the exercise price of these warrants or number of warrant shares issuable upon exercise in connection with the issuance of common stock upon Board of Director-approved employee benefit plans or upon the conversion, exercise or payment of certain outstanding, excluded securities.

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

Our Amended and Restated Bylaws contain provisions regarding indemnification and advancement of expenses actually and reasonably incurred by any person who is or was a party to a threatened, pending, or completed civil, criminal, administrative or investigative matter by reason of the fact that such person is or was a director, officer, employee, or agent of the Company, provided that such person acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reason or cause to believe his or her conduct was unlawful. The advancement of expenses is expressly conditioned upon receipt of an undertaking by the director, officer, employee, or agent to repay all such amounts so advanced in the event that it shall ultimately be determined that he or she is not entitled to be indemnified by the Company. Funds so advanced or paid in fulfillment of our indemnification obligations (including satisfaction of defense costs, judgments, fines and expenses) may be funds we need for the operation and growth of our business.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Document

10.1	Loan and Security Agreement by and between Uni-Pixel, Inc., Uni-Pixel Displays, Inc., and Western Alliance Bank, dated October 18, 2016 and entered into on October 24, 2016.

31.1	Certification of the Chief Executive Officer and Principal Executive Officer of Uni-Pixel, Inc.,Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of the Chief Financial Offer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of the Chief Executive Officer and Principal Executive Officer of Uni-Pixel, Inc.,Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2) (3)

32.2	Certification of the Chief Financial Offer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2) (3)

(1) Filed herewith. Previously filed as an exhibit to our Form 8-K, filed on October 28, 2016 and re-filed herewith to correct a typographical error in the previously filed exhibit.

(2) Filed herewith

(3) The certification attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on From 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

Date: November 10, 2016	By:	/s/ Jeff A. Hawthorne
Jeff A. Hawthorne, Chief Executive Officer and President

	By:	/s/ Christine A. Russell
Christine A. Russell, Chief Financial Officer

