Form 10-K
period 2016-12-31
Uni-Pixel
filed 2017-03-30
CIK 1171012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $64,636,616 on June 30, 2016, based on the last reported sales price of the registrant’s common stock on The NASDAQ Capital Market on such date. All executive officers, directors and 10% or more beneficial owners of the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, “affiliates” of the registrant.

As of March 15, 2017, there were 55,724,162 shares of the registrant’s common stock, $0.001 par value, issued and outstanding.

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

OVERVIEW

Uni-Pixel, Inc. (NASDAQ: UNXL) develops and markets high performance metal mesh capacitive touch sensors to the touch screen and flexible displays markets. Our roll-to-roll electronics manufacturing process patterns fine line conductive elements on thin films. We market our technologies for touch panel sensor and hard coat resin for cover glass replacement and protective cover film applications under the XTouch™ and Diamond Guard® brands.

We believe we are one of the technology leaders in the optical design and manufacturing of large area microstructured polymer film materials and related technologies for the display, flexible electronics and automotive industries. Our microstructured polymer films, which we refer to as Performance Engineered Films (PEFs), are designed to lower the cost and improve functionality and performance of devices in the markets they address. We make transparent conductive films and flexible electronic films based on our proprietary manufacturing process for high volume, roll to roll patterning of flexible thin-film conductor patterns. The process offers precision micro-electronic circuit patterning and modification of surface characteristics over a large area on an ultra-thin, clear, flexible, plastic substrate. These films may be incorporated into computer, tablet, printer and smartphone touch sensors, as well as automotive applications. We sell the touch screen films under the brand XTouch™, as sub-components of a fully assembled touch sensor module.

In addition to the flexible electronic films described above, we have developed a hard coat resin that can be applied using film, spray or inkjet coating methods for applications as protective cover films, a cover lens replacement or a conformal hard coat for plastic components. We sell our hard coat resin and optical films under the Diamond Guard® brand.

We are headquartered in Santa Clara, California in Silicon Valley, with sales and research and development offices in The Woodlands, Texas and Taiwan, and a manufacturing facility in Colorado Springs, Colorado. Our original equipment manufacturer or OEM, customers include Tier 1 PC and Tablet OEMs.

Uni-pixel’s common stock, par value $0.001 per share, is currently quoted on The NASDAQ Capital Market under the ticker symbol “UNXL.” From January 18, 2006 until December 9, 2010, our common stock was quoted on the OTC Bulletin Board under the ticker symbol “UNXL”.

We file annual, quarterly and current reports, proxy statements and other information with the SEC via EDGAR. Our SEC filings are available free of charge to the public at our website, www.unipixel.com, as soon as reasonably practicable after they have been filed with or furnished to the SEC.

Atmel Corporation Business Combination and License Agreements

On April 16, 2015 (the “Closing Date”), our wholly-owned subsidiary, Uni-Pixel Displays, Inc. (“Displays”), acquired from Atmel Corporation (“Atmel”), pursuant to the terms of a Purchase and Sale Agreement, a Patent License Agreement, an IP License Agreement, a Bill of Sale and Assignment and Assumption Agreement and two leases for real property, certain assets used for the production of capacitive touch sensors comprised of fine lines of copper metal photo lithographically patterned and plated on flexible plastic film (the “Touch Sensors”). Displays paid $450,000 for the machinery, parts and equipment needed to manufacture the Touch Sensors and the existing inventory on hand by issuing to Atmel a secured promissory note (the “Atmel Note”) which has been fully paid.

Through the Patent License Agreement, Atmel licensed to Displays a non-sublicensable, worldwide, royalty-bearing license under its Touch Sensors patents to make or have made, use, offer for sale, sell and import the Touch Sensors. In consideration for this license, Displays agreed to pay an annual royalty fee during the initial five year term of the license (the “Initial Term”) of the greater of $3.25 million or 3.33% of the total net sales of the Touch Sensors during the Initial Term. Displays has the unilateral right to renew the license for a term of 10 years. If Displays exercises this right, the annual royalty fee will consist of 2.5% of the total net sales of the Touch Sensors until it reaches a total of $16.75 million, at which time no further annual royalty fees will be due. Upon execution of the Patent License Agreement, Displays paid a non-refundable, non-returnable prepayment of minimum annual royalty fees of $9.33 million (the “Royalty Prepayment”). The Royalty Prepayment will be applied to the annual royalty fees Displays owes under the Patent License Agreement. If, during the Initial Term, Displays’ cash balances as of the quarter end immediately prior to the date of the royalty period to which an unpaid annual royalty relates is less than $30 million, it may pay the annual royalty fee with a secured promissory note. Atmel has agreed that it will not enter into a license agreement for the licensed patents that is effective prior to the second anniversary of the closing date.

Through the IP License Agreement, Atmel licensed to Displays a non-sublicensable, worldwide, royalty-free license to the intellectual property necessary to make or have made, use, offer for sale, sell and import the Touch Sensors. The term of the IP License Agreement is co-extensive with the term of the Patent License Agreement. Atmel has agreed that it will not enter into a license agreement for the licensed intellectual property that is effective prior to the second anniversary of the Closing Date.

On February 15, 2017, Displays and Atmel and Atmel’s successor, Microchip Technology (Barbados) II Inc., entered into a Letter Agreement Amendment (the “Amendment”) to the Patent License Agreement and the IP License Agreement (collectively with the Patent License Agreement, the “License Agreements”). The Amendment adds an affiliate of Atmel, Microchip Technology (Barbados) II Inc., as a party to the License Agreements. The Amendment also revises the respective License Agreements to provide that the licenses granted under the License Agreements allow for Displays to enter into a non-transferable, non-assignable, non-exclusive, royalty-bearing sublicense solely to General Interface Solution Limited, a Samoa corporation (“GIS”), to make, use offer for sale, sell and import Licensed XSense Products (as defined in the License Agreements), subject to certain terms provided for in the Amendment. Furthermore, the Amendment provides that if a sublicense agreement is in effect at the time that the License Agreements are terminated for any reason, then such sublicense will survive and remain in full force and effect with Atmel having assumed such sublicense agreement.

The Amendment increases the annual royalty rate for all sales of Licensed XSense Products by the Company under the Patent License Agreement, not including any sublicense arrangement, to 4%. The Amendment also provides that the definition of Sales Price (which is used to calculate the royalty rate) in the Patent License Agreement means the gross revenue recognized by the Company from the sale, use or other disposition of a TouchScreen by the Company. In addition, the Amendment adds that the Company shall pay Atmel a separate royalty rate of 5.7% for any GIS sublicenses, based on the manufacturing costs used by the Company to calculate the royalty payable under its sublicense agreement with GIS (the “Sublicense Price”), provided always that the Sublicense Price shall be reflect an arm’s length transaction between a willing licensor and a willing licensee and be no less than the manufacturing cost incurred by other manufacturers involving the most similar products sold in the same volume in an arms-length transaction, as reasonably determined by Displays and auditable by Atmel. A minimum of 4% of the 5.7% royalty rate owed to Atmel for a sublicense agreement with GIS must be paid in cash, in which case the remaining 1.7% will be paid to Atmel in the Company’s stock or other consideration as mutually agreed upon by the parties. Furthermore, the maximum cumulative annual royalties payable for the GIS sublicense is $13,250,000. Royalties from the GIS sublicense are separate from and do not count toward the minimum annual royalty amount paid for Display’s license under the Patent License Agreement during the Initial Term, the maximum cumulative annual royalties during the Renewal Period (as such term is defined in the Patent License Agreement), nor the calculation of when the Royalty Prepayment has been fully used and credited.

As part of the business combination, Displays also entered into leases with Atmel Corporation for Building 2 and Building 4, both of which are located at 1150 E. Cheyenne Mountain Boulevard, Colorado Springs, Colorado. The term of each lease was 18 months (the “Primary Lease Term”). The term of each lease was extended through October 17, 2018 with two additional renewal periods expiring on October 16, 2020. We believe that Building 2 and Building 4 are currently suitable for the operations related to the manufacture and distribution of the Touch Sensors.

Displays also acquired from CIT Technology Limited, an FLT (Fine Line Technology) Patent License Agreement and an FLT (Fine Line Technology) Intellectual Property License Agreement, which agreements were amended on December 21, 2016, and entered into an agreement for the provision of manufacturing and technology transfer services.

Our Proprietary Technologies

We focus our research and development on projects that will generate long term high volume product purchases. The majority of our employees have degrees or advanced degrees in physics, mathematics, chemistry, materials science or optics. Historically our development efforts have yielded numerous patents, as well as trade secrets and manufacturing know how that we believe gives us a competitive advantage with respect to our current intellectual properties. As of December 31, 2016, we had 7 patents issued and 45 patents pending and also license in an additional 44 issued and 93 pending patents under the Atmel License.

Our patent-pending Copperhead technology used in conjunction with the fine line technology (“FLT”) technology enables a high-fidelity manufacturing process to create complex micro-electronic patterns that enable what we believe are revolutionary new electronic printed circuits, such as projected capacitive touch sensors. We believe that the combined Copperhead and FLT process can dramatically simplify and reduce the complexity, cost and risk of manufacturing Touch Sensors and other electronic circuit applications. We are manufacturing and selling copper-based touch sensor films made by a combination of the in-licensed Atmel Technology, the FLT and the Copperhead process as an alternative to traditional indium tin oxide (“ITO”) coated transparent materials used in a variety of electronic products. We believe the combined technologies will establish several patented competitive advantages over existing ITO and other metal mesh touch sensor technologies. These advantages include: sensor mesh designs that permit the thinnest cover lens, the lowest effective sheet resistance to enable the narrowest borders and passive stylus, patterning and processing of both sides of the substrate to produce one of the thinnest sensors and roll to roll manufacturing processes to lower device production cost. The resulting technology advantages allow our customers, PC and Tablet OEMs and Original Design Manufacturers or ODMs, to reduce their product overall thickness, overall product footprint, weight, lower manufacturing costs and offer performance features such as passive stylus. Furthermore, this process is adaptive with polymer substrates and as a result may enable the production of flexible displays.

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

Diamond Guard® Cover Glass replacement and Protective Cover Films

We have designed, developed and demonstrated production capabilities of micro-structured and hard coated films for use as cover glass replacement and protective cover films for touch and multi-touch electronic computing devices. We believe that our Diamond Guard® hard coat materials are unique in the market as compared to other similar products because our hard coat surface treatments offer better functional specifications as compared to competitive films. We are currently in discussions with various third party coating manufacturers and plastic component manufacturers to sell our Diamond Guard® hard coat resin.

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

The overall touch sensor enabled computer electronics industry is continuing to experience significant growth. The industry growth is being driven by a number of market forces including:

●	Increased demand for large format high resolution televisions and computer monitors;

●	Steady growth in usage of smartphones, phablets, tablet computers, notebooks and All-In-One computers;

●	The increasing use of touch in gaming applications;

●	The popularity of combined stylus and finger touch in tablets and 2 in 1 devices;

●	A migration to larger color screens, which are multi-touch enabled, for smartphones and other mobile devices; and

●	A migration to higher resolution screens;

●	Up and coming flexible displays: and

●	Decreasing costs, increasing production and improving efficiency as a newer generation of smart mobile devices are increasingly being produced.

These factors in combination with additional market forces are driving overall growth and shifting the mix of product applications within the touch-enabled device industry.

Applications. With the enormous growth in Internet usage, there has not only been an explosion in the amount of available content, but a rapid evolution of the form in which it appears. No longer is information a two-dimensional, text-only experience; online content is now being delivered in graphic rich, animated and video formats. As the sophistication of the user base continues to heighten and bandwidth continues to increase, we believe there will be increasing demand for superior, high-resolution visual and touch experiences. Flowing from this demand, we expect that new types of applications and functionality will evolve that, in turn, will enhance existing markets and create new ones. The continued evolution of technologies such as touch-enabled notebook computers tablet computers and smartphones, and the ability to connect all of these devices through mobile high-speed data networks, will likely fuel significant demand and, therefore, growth in what have become relatively mature markets. The devices that deliver this rich user experience will generally have two things in common: high resolution displays and touch interfaces. We believe that we are well positioned to take advantage of these growing markets with our Diamond Guard® hard coat and XTouch™ flexible printed touch sensors.

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

	Description	Strengths	Weaknesses
OGS (One Glass Solution)	ITO patterned on bottom-side of partially strengthened cover glass	● Thin total stack height ● Mature supply chain	● Pen performance ● Border width ● No anti-reflection coating on cover glass ● Sheet resistance in larger screens
GFF (Glass/ Film/ Film)	ITO patterned on one or two film layers and laminated beneath cover glass	● Optical quality ● Mature supply chain	● Pen performance ● Border width ● Stack height ● Sheet resistance in larger screens
On-cell	ITO deposited on or laminated to top of display color filter (no discreet touch panel)	● Simple supply chain (display maker adds touch) ● Low cost	● Touch performance ● Pen performance ● Limited Touch supplier choice
In-cell	ITO or another sensing technology deposited beneath display color filter (no discreet touch panel)	● Simple supply chain (display maker adds touch) ● Touch disappears inside LCD (thinness, transmittance)	● Yield loss ● Pen performance ● Touch performance ● Scrap cost of display ● Limited Touch supplier choice

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

Our Strategy

Our business strategy is to penetrate existing applications markets with our family of Performance Engineered Film™ technologies including XTouch™ produced touch panels and our Diamond Guard® hard coat products by leveraging the capabilities and competencies we achieved in the development of our functional application specific films. We are presently focused on taking the following measures to implement our business strategy:

●	Develop Strategic Relationships. We plan to cultivate relationships to further our efforts in the ongoing development, commercialization and sales of XTouch™ produced touch panel films and our Diamond Guard® hard coat technology. We believe that gaining the assistance of technology leading OEMs in the deployment of XTouch™ produced touch panel films by including the films in their products will be a significant step for our continuing commercialization and sales of this product line. As a result, we have, and will continue to seek to build relationships with OEMs that will allow us to leverage our existing knowledge, scale, infrastructure, manufacturing and expertise in thin films, optics, fine line printed conductors, assembly and logistics.

●	Build Our Revenue Sources. We believe that we will be able to continue to derive revenues from several sources: product sales of XTouch™ sensors and Diamond Guard® resins and, potentially, XTouch™ and Diamond Guard® in an integrated product.

●	Target Leading Manufacturers. We are targeting leading display, materials and electronics manufacturers as potential partners and/or integrators of our Performance Engineered Film™ (PEF) products. We will provide technical assistance and support to manufacturers who are evaluators, developers or users of our protective cover and XTouch™ touch screen films. We also employ a “pull through” strategy (targeting end device OEMs) by actively marketing the advantages of our technologies to the manufacturers that incorporate touch screen technology into their devices. This could result in our production partners gaining access to the OEM supply chain as OEMs seek the competitive product advantages offered by our Performance Engineered Film™ technologies. We also target ODMs targeted to assemble our sub-components and films into OEM products.

●	Drive Adoption by End-Product Original Equipment Manufacturers. We also plan to employ a “pull through” strategy with OEMs and ODMs that produce end user products by demonstrating our technology. We believe that the significant advantages that our films will offer in performance and protection may induce additional OEMs to request our solutions from their existing suppliers.

●	Enhance Our Existing Performance Engineered Film™ Technology. We believe that continuing development and enhancement of our PEF technology is critical to our success, therefore, we engage in internal development efforts that we expect will expand our intellectual property portfolio, collaborative relationships and other strategic opportunities. Our primary focus is to expand our intellectual property through development of additional prototypes and materials that enhance and extend our product capabilities or the processes by which the systems are produced, thereby allowing them to be used in a broader array of applications.

●	Develop Prototypes Suitable for Industry Demonstration. We have produced prototypes with a performing system and film products that we believe have superior touch performance to those currently used in the industry and demonstrate our ability to meet OEM product requirements. We have the capability at our Colorado Springs manufacturing facility to run prototype films and products to demonstrate our production solutions for all applications.

●	Manufacturing Facility and Process. We maintain a manufacturing facility in Colorado Springs, Colorado. The facility is equipped with the equipment and infrastructure required to supply commercial level shipments to our current customers and prospective customers. The manufacturing process is conducted in a clean room environment and employs roll-to-roll film production and advanced chemical and photolithographic processes. We manufacture in a clean environment utilizing a combination of Class 1000 and Class 100 clean rooms.

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

Current and Targeted Partners

●	Carestream (Film Manufacturing Partner): We engaged a production partner for specific varieties of our protective cover film products. Carestream provides assistance in the development and manufacturing of coated films. Manufacturing of our protective cover films can be accomplished using proprietary resins that we will provide.

●	Touch Screen Controller Manufacturers: Although not material to our business plans, we will continue working with touch screen drive controller manufacturers to expand the market for our XTouch™ touch sensors. We have demonstrated that, while XTouch™ touch sensors work with existing touch controllers, the touch controllers can be further modified to maximize the performance advantages that XTouch™ touch sensors offer.

Existing and Target Customers

●	Our existing and target customers are large OEM and ODMs: We shipped commercial products commencing in our second quarter of 2015. We have been awarded 20 plus new projects in 2016 that will began initial small volume pre-production at the end of 2016 and begin to ramp production in 2017. We are continuing to respond to Requests for Quotes (RFQs) from existing as well as potential future customers.

●	Automotive Market: Our flexible sensor film could be utilized in curved areas of cars such as dashboards.

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

Our sales strategy intends to build a diverse revenue base that will derive revenues from multiple sources:

●	Product revenues — Proceeds from the sales of Performance Engineered Film™ products from retail and wholesale channels.

●	Critical materials — Proceeds from the sales of Performance Engineered Film™ products to integrators or manufacturers that produce or assemble devices with touch screens.

●	Engineering support contracts — Integrators that are seeking to differentiate their products by leveraging the unique attributes that our Performance Engineered Film™ or Diamond Guard™ resin can potentially provide.

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

Our plan is to advance our brand in the industry by actively demonstrating to OEMs the elegance and performance advantages of our unique solutions. As we ship our initial products and we begin to build momentum, we may launch various marketing programs to drive awareness of our technology as a component “brand” within the end user products. We expect that these marketing programs will be designed to drive awareness and education of our unique capabilities and enhanced performance among OEMs and wholesale and retail channels. We believe that we will be able to promote our brand as a valued component brand included within the OEM products as a part of our relationship with the end product OEMs. Ultimately the goal of this marketing program will be to:

●	establish us and our unique technologies, independently, as a differentiating factor in end user products;

●	help promote our value as a component product through the inclusion by our partner OEMs of our Performance Engineered Film™ technology in their products; and

●	promote the pen sensitivity advantage of our sensor technology. Pen sensitivity allows OEMs to move to lower cost passive pens vs the currently used active pens present in Microsoft and Apple tablet products.

In addition we will periodically attend trade shows where our targeted customers can be expected to have a presence.

Research and Development

For the twelve months ended December 31, 2016 and 2015, we spent approximately $7.9 million and $6.8 million, respectively, on research and development activities. We continue conducting research and development both internally and externally and anticipate material additional investments going forward.

Our development activities are located in our laboratory in The Woodlands, Texas and Colorado Springs, CO. The laboratories house our chemistry and testing operations where Diamond Guard® and all PEF materials development and testing is conducted. The Colorado Springs facility includes a Class 1000 clean room.

Research and development costs are expensed as incurred and include salaries and benefits, costs to third party contractors to perform research or other activities related to our business, professional fees related to intellectual property work and facilities costs. The materials used in our research and development and in the manufacturing of our Diamond Guard® and PEF films are readily available for purchase in the open market.

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

Our roll to roll process consists of a number of sequential steps to produce our XTouch™ touch sensor onto PET film. A basecoat comprised of a catalyst impregnated photoresist is applied to both sides of a PET film. As part of the license agreement with Conductive Inkjet Technology (CIT) we transferred the basecoating process for the basecoated PET film to our coating equipment in the Colorado Springs facility in the fourth quarter of 2015. The basecoating operation in-house has resulted in substantial manufacturing cost savings and yield improvements.

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

A polymer overcoat is applied to the patterned PET film utilizing precision film coating equipment. We have started to replace the current polymer overcoat with Diamond Guard®. Diamond Guard® applied to our XTouch™ sensor will lower sensor product costs and enable new sensor products that are thinner and lighter.

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

As of December 31, 2016, we had 7 patents issued and 45 pending. In addition, as a component of the acquisition of the Atmel touch screen sensor business, we have a license for the Atmel and CIT technology which include 44 patents and 93 pending. Our issued U.S. patents will expire between September 2025 and April 2033.

We have also registered the marks “UniPixel®” and “Diamond Guard®” and filed for registration of the mark “XTouch™” on the principal register of the U.S. Patent and Trademark Office. We rely on a combination of patent and trademark filings, laws that protect intellectual property, confidentiality procedures and contractual restrictions with our employees and others, to establish and protect our intellectual property rights.

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

Compared to our competition, we believe we follow a more broadly developed business model allowing us to benefit from the following factors:

●	A wide range of opportunities to enter the market;
●	The flexibility to pursue multiple entry points to multiple market segments;
●	The ability to be a supplier of key materials;
●	The ability to be nimble and make decisions quickly in the market; and
●	The ability to leverage established infrastructures.

The suppliers of metal mesh touch sensor technology, which formerly were numerous, are now concentrated in three companies of which our company is one.

EMPLOYEES

As of December 31, 2016, we had 93 full-time employees and no part-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also employ consultants on an as-needed basis to supplement existing staff.

OUR COMPLIANCE WITH ENVIRONMENTAL PROTECTION LAWS

We are not aware of any current federal, state or local environmental compliance regulations that have a material effect on our business activities. We have not expended material amounts to comply with any environmental protection statutes and do not anticipate having to do so in the foreseeable future.

WHERE YOU CAN FIND MORE INFORMATION

Our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended are available on our website at http://www.unipixel.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the SEC. The information contained on our website is not a part of this Quarterly Report on Form 10-Q.

Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We intend to also use the following social media channels as a means of disclosing information about the company, our services and other matters and for complying with our disclosure obligations under Regulation FD:

●	LinkedIn: https://www.linkedin.com/company/unipixel-displays-inc.
●	Twitter: https://twitter.com/UniPixel
●	Facebook: https://www.facebook.com/UniPixelInc/

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts, in addition to following our press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. Further, the references to the URLs for these websites are intended to be inactive textual references only.

You can also read and copy any document that we file, including this Quarterly Report on Form 10-Q, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You can electronically access our SEC filings there.

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

We are a company with a limited operating history and little revenues to date. We may never be able to produce material revenues or operate on a profitable basis. As a result, we have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future. As of December 31, 2016, we had an accumulated total deficit of $178.6 million.

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

We have had a history of losses and may require additional capital to fund our operations, which capital may not be available on commercially attractive terms, or at all.

We have experienced substantial net losses in each fiscal period since our inception. These net losses resulted from a lack of substantial revenues and the significant costs incurred in the development and acceptance of our technology. We may in the future require sources of capital in addition to cash on hand to continue operations and to implement our business plan. We project that we have sufficient liquid assets to continue operating for at least the next twelve months. However, if our operations do not become cash flow positive, we may be forced to seek credit line facilities from financial institutions, equity investments, or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available when needed on acceptable terms, or at all, we may be unable to adequately fund our business plan, which could have a negative effect on our business, results of operations, liquidity, financial condition and prospects.

We may not be able to successfully integrate the production of the XTouch Touch Sensors into our ongoing business operations, which may result in our inability to fully realize the intended benefits of the business combination and license transactions, or may disrupt our current operations, which could have a material adverse effect on our business, financial position, liquidity, prospects and/or results of operations.

On April 16, 2015, we acquired from Atmel Corporation the rights and capabilities to make XTouch Touch Sensors. We are in the process of integrating the production of the XTouch Touch Sensors into our business, and this process may absorb significant management attention, produce unforeseen operating difficulties and expenditures and may not produce the favorable business and market opportunities the business combination and license transactions were intended to provide. If we fail to successfully integrate the XTouch business into our business, our business, financial position and results of operations could be materially adversely affected.

We are dependent on a limited number of customers.

We have only recently begun generating revenues from a limited number of customers, and our customer concentration may change significantly from period-to-period depending on a customer’s product cycle and changes in our industry. The loss of a customer, a reduction in net revenues of a customer for any reason, or a failure of a customer to fulfill its financial or other obligations due to us could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

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

In addition, we are subject to the following factors, among others, that may negatively affect and cause fluctuations in our operating results:

●	the timing of programs to our customers;

●	the announcement or introduction of new products or technologies by our competitors;

●	our ability to upgrade and develop our infrastructure to accommodate growth;

●	our ability to attract and retain key personnel in a timely and cost effective manner;

●	technical difficulties;

●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and

●	general economic conditions as well as economic conditions specific to the touchscreen industry.

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

We operate in rapidly changing highly competitive markets. Technological advances, the introduction of new products and new design techniques could adversely affect our business unless we are able to adapt to changing conditions. Technological advances could render our solutions less competitive or obsolete, and we may not be able to respond effectively to the technological requirements of evolving markets. Therefore, we will be required to expend substantial funds for, and commit significant resources to, enhancing and developing new technology which may include purchasing advanced design tools and test equipment, hiring additional highly qualified engineering and other technical personnel, and continuing and expanding research and development activities on existing and potential human interface solutions.

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

Our business could be harmed if we are unable to develop and utilize new technologies that address the needs of our customers, or our competitors or customers develop and utilize new technologies more effectively or more quickly than we can. Any investments made to enhance or develop new technologies that are not successful could have an adverse effect on our business, financial condition or results of operations.

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

Our Amended and Restated Bylaws (“Bylaws”) contain provisions regarding indemnification and advancement of expenses actually and reasonably incurred by any person who is or was a party to a threatened, pending, or completed civil, criminal, administrative or investigative matter by reason of the fact that such person is or was a director, officer, employee, or agent of the Company, provided that such person acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reason or cause to believe his or her conduct was unlawful. The advancement of expenses is expressly conditioned upon receipt of an undertaking by the director, officer, employee, or agent to repay all such amounts so advanced in the event that it shall ultimately be determined that he or she is not entitled to be indemnified by the Company. Funds so advanced or paid in fulfillment of our indemnification obligations (including satisfaction of defense costs, judgments, fines and expenses) may be funds we need for the operation and growth of our business.

Risks Related to Our Debt

Restrictive covenants under our credit facility with Western Alliance Bank may adversely affect our operations.

If we utilize our loan and security agreement with Western Alliance Bank, it contains a number of restrictive covenants that will impose significant operating and financial restrictions on our ability to, without prior written consent from Western Alliance Bank:

● Convey, sell, lease, transfer or otherwise dispose of or permit any of the Company or its subsidiaries to transfer, all or any part of any of their business or property, other than: (i) transfers of inventory in the ordinary course of business; (ii) transfers of non- exclusive licenses and similar arrangements for the use of the property of the Company or its subsidiaries in the ordinary course of business; or (iii) transfers of worn-out or obsolete equipment which was not financed by Western Alliance Bank;

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

Risks Related to Owning Our Common Stock, Warrants and Preferred Stock

Our Common Stock has experienced significant price and volume volatility, which substantially increases the risk of loss to persons owning our Common Stock.

Our Common Stock, which trades on The NASDAQ Capital Market, has had a price range as low as $0.48 and as high as $7.70 during the period from January 1, 2015 through March 15, 2017. In addition, the markets for high technology stocks have experienced extreme volatility that has often been unrelated to the operating performance of the particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

The value of an investment in our Common Stock could decline due to the impact of any of the following factors upon the market price of our Common Stock:

●	Disappointing results from our development efforts;

●	Failure to meet our revenue or profit goals or operating budget;

●	Decline in demand for our Common Stock;

●	Downward revisions in securities analysts’ estimates or changes in general market conditions;

●	Technological innovations by competitors or in competing technologies;

●	Investor perception of our industry or our prospects;

●	General economic trends;

●	Variations in our quarterly operating results;

●	Our inability to increase revenues:

●	Announcement of new customer relationships by our competitors;

●	Departures of our executive officers;

●	General conditions in the economy, including fluctuations in interest rates;

●	Developments in patents or other intellectual property rights and litigation;

●	Developments in our relationships with our customers and suppliers;

●	Any significant acts of terrorism against the United States; and

●	Our currently limited public float.

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

As of March 15, 2017, we had outstanding warrants and options exercisable for an aggregate of 23,703,872 shares of Common Stock at a weighted average exercise price of $1.46 per share. Upon exercise of these warrants or options, we would issue additional shares of our Common Stock. As a result, our current stockholders as a group would own a substantially smaller interest in us and may have less influence on our management and policies than they now have. Furthermore, the holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise more of their warrants and options and sell a large number of shares. This could cause the market price of our Common Stock to decline.

We issued warrants in November 2015, of which 14,558,468 are outstanding as of March 15, 2017 and have an exercise price of $0.95 per share (as adjusted for the issuance and sale of our Common Stock and warrants on February 15, 2017) and have a term of five (5) years from the date of issuance. The exercise price of the warrants and the number of shares of Common Stock for which the warrants are exercisable are subject to certain adjustments if we issue or sell additional shares of Common Stock or Common Stock equivalents at a price per share less than the exercise price then in effect (which is now $0.95 per share), or without consideration. Notwithstanding the foregoing, there will be no adjustment to the exercise price of these warrants or number of warrant shares issuable upon exercise in connection with the issuance of Common Stock upon Board of Director-approved employee benefit plans or upon the conversion, exercise or payment of certain outstanding, excluded securities.

In January 2017, we issued warrants covering 2,500,000 shares of Common Stock that have an exercise price of $1.50 per share, are exercisable six (6) months after issuance (the “Initial Exercisability Date”) and a term of five (5) years from the Initial Exercisability Date. The exercise price of such warrants are subject to a one-time adjustment on the Initial Exercisability Date to an amount no less than $1.26 per share. In addition, if on the Initial Exercisability Date, the exercise price of the warrants, as adjusted pursuant to their terms, exceeds 93% of the lowest volume-weighted average price of our Common Stock on NASDAQ for any trading day during trading hours and as reported by Bloomberg commencing on the date of issuance of the warrants and including the trading day immediately prior to the Initial Exercisability Date (the “Market Price”), the exercise price of the warrants shall be adjusted to such Market Price. Notwithstanding the foregoing, the exercise price of the warrants shall not be adjusted to an amount less than $1.26 per share, unless and until such time as the Company obtains approval of its stockholders to the transactions contemplated by the warrant documents.

In February 2017, we issued warrants covering 4,738,500 shares of Common Stock that are exercisable, have an exercise price of $1.00 per share and have a term of five (5) years from the date of issuance. A holder may not exercise such warrant and we may not issue shares of Common Stock under such warrant if, after giving effect to the exercise or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of our Common Stock. At each holder’s option, the cap may be increased or decreased to any other percentage not in excess of 9.99%, except that any increase will not be effective until the sixty-first (61st) day after notice to us. The holders of such warrants are entitled to acquire options, convertible securities or rights to purchase our securities or property granted, issued or sold pro rata to the holders of our Common Stock on an “as if exercised for Common Stock” basis. The holders of such warrants are entitled to receive any dividend or other distribution of our assets (or rights to acquire our assets), on an “as if exercised for Common Stock” basis. Furthermore, such warrants prohibit us from entering into transactions constituting a “fundamental transaction” (as defined in such warrants) unless the successor entity assumes all of our obligations under such warrants and the other transaction documents in a written agreement approved by the “required holders” of such warrants. The definition of “fundamental transactions” includes, but is not limited to, mergers, a sale of all or substantially all of our assets, certain tender offers and other transactions that result in a change of control.

There is no public market for our warrants.

There is no established public trading market for any of our warrants, and we do not expect a market to develop. In addition, we do not intend to apply for listing of any of our warrants on any national securities exchange or other nationally recognized trading system. Without an active market, the liquidity of our warrants will be limited.

Holders of our warrants will have no rights as a common stockholder until such holders exercise their warrants and acquire our Common Stock.

Until holders of our warrants acquire shares of our Common Stock upon exercise of such warrants, holders of our warrants will have no rights with respect to the shares of our Common Stock underlying such warrants. Upon exercise of our warrants, the holders thereof will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

We have shares of Series A-1 Preferred Stock, which are convertible into shares of our Common Stock, currently outstanding. Their conversion will cause dilution to existing and new stockholders.

The Certificate of Designations of Preferences, Rights and Limitations of Series A-1 Preferred Stock (the “Series A-1 Certificate of Designations”) provides that our shares of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred Stock”) are convertible into one share of Common Stock at a conversion price of $1.50 per share, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or similar events. Each holder also has the additional right ninety (90) days after issuance of the Series A-1 Preferred Stock to convert the Series A-1 Preferred Stock into shares of Common Stock at that price which is the lower of (i) the conversion price then in effect and (ii) the greater of (A) $0.35 and (B) 93% of the volume weighted average price of the Common Stock on the trading day immediately preceding the time of the delivery or deemed delivery of the applicable conversion notice. Currently, all 3,000 shares of Series A-1 Preferred Stock are outstanding. All conversions are subject to certain beneficial ownership limitations.

The Series A-1 Certificate of Designations also contain certain triggering events including but not limited to: (i) the suspension from trading or failure of the Common Stock to be trading or listed (as applicable) on a national securities exchange for a period of five (5) consecutive trading days, and (ii) the failure of the Company to timely deliver shares of Common Stock upon conversion of the Series A-1 Preferred Stock or to make payments when due under the Series A-1 Certificate of Designations. At any time a triggering event has occurred through the earlier of (x) the date of the cure of such triggering event and (y) the 20th trading day after the Company has delivered written notice to such holder of such triggering event, each holder may convert its Series A-1 Preferred Stock into shares of Common Stock at that price which is defined as that price which is the lower of (i) the conversion price then in effect and (ii) the greater of (A) $0.35 and (B) the higher of (I) 85% of the lowest volume weighted average price of the Common Stock on any trading day during the five (5) consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice and (II) $0.35.

The Series A-1 Certificate of Designations also provides that, subject to the satisfaction of customary equity conditions and the beneficial ownership limitations, at any time the volume weighted average price of our Common Stock is greater than or equal to $1.50 per share, the Company may, by written notice, require each holder to convert up to its pro rata share of 20% of the aggregate dollar trading volume (as reported on Bloomberg, LP) of the Common Stock on the Nasdaq Capital Market over the ten (10) consecutive trading day period immediately prior to the date of notice of such mandatory conversion.

The conversion of our outstanding Series A-1 Preferred Stock into Common Stock would dilute the then-existing stockholders’ percentage ownership of Common Stock, and any sales in the public market of Common Stock issuable upon such conversion could adversely affect prevailing market prices for the Common Stock.

Our shares of Series A-1 Preferred Stock may be subject to cash redemption, which would decrease the capital available for our business.

The Series A-1 Certificate of Designations provides that at any time on or after January 20, 2018, if the Series A-1 Preferred Stock has not yet been converted into shares of our Common Stock, we may be required, at the option of each holder, to redeem the Series A-1 Preferred Stock, in cash, at a redemption price equal to the greater of 125% of the stated value of the shares of Series A-1 Preferred Stock being redeemed and the intrinsic value of the shares of the Common Stock then issuable upon conversion of the shares of Series A-1 Preferred Stock being redeemed. Alternatively, if a triggering event occurs, each holder may require us (in lieu of requiring us to convert as described above) to redeem all or any number of the Series A-1 Preferred Stock, in cash, at a redemption price equal to the greater of (i) 125% of the $1,000 stated value of each such share of Series A-1 Preferred Stock being redeemed and (ii) the intrinsic value of the shares of the Common Stock then issuable upon conversion of such shares of Series A-1 Preferred Stock being redeemed (without regard to any limitations on conversion in the Series A-1 Certificate of Designations). If we did not have the cash necessary to redeem the Series A-1 Preferred Stock, the holder of the Series A-1 Preferred Stock may cancel the redemption and instead have dividends, which are also convertible, on the Series A-1 Preferred Stock increase, and the conversion price of the Series A-1 Preferred Stock adjust.

In addition, at our option, we may redeem the Series A-1 Preferred Stock at any time, in cash, at a redemption price equal to the greater of 125% of the stated value of the shares of Series A-1 Preferred Stock being redeemed and the intrinsic value of the shares of the Common Stock then issuable upon conversion of the shares of Series A-1 Preferred Stock being redeemed.

Our shares of Series A-1 Preferred Stock are entitled to certain rights, privileges and preferences over our Common Stock, including a preference upon a liquidation, dissolution or winding up of our Company, which will reduce amounts available for distribution to the holders of our Common Stock.

The holders of our shares of Series A-1 Preferred Stock are entitled to payment, prior to payment to the holders of Common Stock in the event of liquidation of the Company. If we are dissolved, liquidated or wound up at a time when the Series A-1 Preferred Stock remain outstanding, the holders of the Series A-1 Preferred Stock will be entitled to receive only an amount equal to the liquidation preference (as it may be adjusted from time to time), plus any accumulated and unpaid dividends, to the extent that we have funds legally available. Any remaining assets will be distributable to holders of our other equity securities.

Shares of Series A-1 Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series A-1 Preferred Stock will be required to amend any provision of the Company’s certificate of incorporation that would have a materially adverse effect on the rights of the holders of the Series A-1 Preferred Stock and as otherwise specified in the Series A-1 Certificate of Designations.

Our Common Stock may be delisted from The Nasdaq Capital Market, or NASDAQ.

In order to maintain continued inclusion of our Common Stock for trading on NASDAQ, we are required to maintain a minimum $1.00 per share bid price for our Common Stock. If the bid price of our Common Stock is below $1.00 for an extended period, or we are unable to continue to meet NASDAQ’s listing maintenance standards for any other reason, our Common Stock could be delisted from NASDAQ. On March 15, 2017, the last reported sale price of our Common Stock on NASDAQ was $0.90 per share.

If our Common Stock is delisted from NASDAQ, we will make every possible effort to have it listed on the OTCQX Market (the “OTCQX”). If our Common Stock was to be traded on the OTCQX, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and related SEC rules would impose additional sales practice requirements on broker-dealers that sell our securities. These rules may adversely affect your ability to sell our Common Stock and otherwise negatively affect the liquidity, trading market and price of our Common Stock.

If our Common Stock would not be able to be traded on the OTCQX or on another over-the-counter market, the OTCQB, we expect that our Common Stock would be eligible to be quoted on the OTC Markets Group’s OTC Pink platform (the “OTC Pink”). The OTC Pink securities market consists of security firms who act as market makers in the stocks, usually, of very small companies. The OTC Pink is a significantly more limited market than NASDAQ, and the quotation of our Common Stock on the OTC Pink may result in a less liquid market available for existing and potential stockholders to trade our Common Stock and could further depress the trading price of our Common Stock.

As discussed above, the delisting of our Common Stock from NASDAQ (or such other national securities exchange) for a period of five (5) consecutive trading days or more constitutes a triggering event under our Series A-1 Certificate of Designations and would allow the holders of Series A-1 Preferred Stock to convert their shares of Series A-1 Preferred Stock into shares of Common Stock at a price which is the lower of (i) the conversion price then in effect and (ii) the greater of (A) $0.35 and (B) the higher of (I) 85% of the lowest volume weighted average price of the Common Stock on any trading day during the five (5) consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice and (II) $0.35. Furthermore, an equity condition failure would occur if delisting from NASDAQ (or such other national securities exchange) has reasonably been threatened by NASDAQ (or such other national securities exchange) or suspension of our Common Stock listing has occurred (other than suspensions of not more than two (2) days and due to a business announcements by us). The existence of an equity condition failure will prevent us from being able to exercise our right to mandatory conversion of the Series A-1 Preferred Stock into shares of our Common Stock.

We believe that the listing of our Common Stock on a recognized national trading market, such as NASDAQ, is an important part of our business and strategy. Such a listing helps our stockholders by providing a readily available trading market with current quotations. Without such a listing, the sale or purchase of our Common Stock would likely be made more difficult and the trading volume and liquidity of our Common Stock would likely decline. Furthermore, a delisting from NASDAQ would result in negative publicity and would negatively impact our ability to raise capital in the future.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six (6) months subject only to the current public information requirement (which disappears after one (1) year). Affiliates may sell after six (6) months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the 45,122,841 shares of our Common Stock outstanding as of December 31, 2016, approximately 44.2 million shares are held by non- “affiliates” and are, or will be, freely tradable without restriction, and the remaining shares are held by our “affiliates”, as of such date. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

Future sales of our Common Stock or preferred stock by us could adversely affect the price of our Common Stock, and our future capital- raising activities could involve the issuance of equity securities, which could result in a decline in the trading price of our Common Stock.

Our long-term success is dependent on us obtaining sufficient capital to fund our operations and to develop our technology, and bringing our technology to the worldwide market to obtain sufficient sales volume to be profitable. We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. Sales of substantial amounts of our Common Stock or preferred stock, or the perception that such sales could occur, could adversely affect the prevailing market price of our Common Stock and our ability to raise capital. We may issue additional Common Stock or preferred stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of Common Stock. The market price for our Common Stock could decrease as the market takes into account the dilutive effect of any of these issuances. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to the market price of our Common Stock. A negative reaction by investors and securities analysts to any discounted sale of our equity securities could result in a decline in the trading price our Common Stock.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our existing stockholders, which could adversely affect the market price of our Common Stock and our business.

We may require additional financing to fund future operations, including expansion in current and new markets, development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing Common Stock or preferred stock, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of Common Stock, which could adversely affect the market price of our Common Stock and the voting power of shares of our Common Stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of Common Stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us which could have a materially adverse effect on our business.

We do not expect to pay dividends in the foreseeable future.

We have never paid cash dividends on our Common Stock, and have no plans to pay dividends for our Common Stock or preferred stock in the foreseeable future. We intend to retain earnings, if any, to develop and expand our business operations.

Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

Provisions of our amended and restated certificate of incorporation and Bylaws and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. These provisions:

●	authorize our board of directors to issue preferred stock without stockholder approval and to designate the rights, preferences and privileges of each class; if issued, such preferred stock would increase the number of outstanding shares of our capital stock and could include terms that may deter an acquisition of us;

●	establish advance notice requirements for nominations to the board of directors or for proposals that can be acted on at stockholder meetings;

●	limit who may call stockholder meetings;

●	do not provide for cumulative voting rights; and

●	provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our main corporate offices are located at 4699 Old Ironsides Drive, Suite 300, Santa Clara, CA. The operating lease is for 4,478 square feet and terminates on July 14, 2018. We entered into a lease for office and production facilities for approximately 28,918 square feet at 1150 E. Cheyenne Mountain Boulevard, Colorado Springs, Colorado that terminates on October 15, 2018. We also have a lease for office, warehouse and laboratory facilities for approximately 7,186 square feet at 3400 Research Forest Drive, Suite B2, The Woodlands, TX under a third party non-cancelable operating lease through May 31, 2018. We believe these properties are adequate for our operations at this stage of our development.

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

Complaint by former Officers of the Company for Advancement of Expenses

The Company, or its insurance company, has paid as agreed all invoices for all years through the end of 2015 for the defense of Messrs. Killion and Tomz in the investigation by the SEC that resulted in the filing of the complaint against them by the SEC. A portion of payments for 2016 invoices have also been made, but the Company has disputed other 2016 invoices as containing expenses that have not been reasonably incurred by Messrs. Killion and Tomz in defense of the SEC’s complaint. Through the course of 2016, the Company was in discussions with counsel to Messrs. Killion and Tomz of resolving counsels’ charges on these invoices. Notwithstanding those discussions, on August 22, 2016, Messrs. Killion and Tomz filed an action against the Company for advancement of expenses in the Delaware Chancery Court. The Company has contested the claims made by Messrs. Killion and Tomz that it has not advanced expenses reasonably incurred by them in the underlying action brought by the SEC. In October 2016, the Chancery Court appointed a former Vice Chancellor of the Delaware Chancery Court to act as a Special Master to determine whether expenses are reasonably incurred to the extent that the Company and Messrs. Killion and Tomz are not capable of resolving the dispute concerning whether expenses have been reasonably incurred without the assistance of the judicial process. In November 2016, unresolved and disputed invoices totaling approximately $147,750 in fees incurred in 2016 prior to November 2016 were submitted to the Special Master for a determination whether such expenses were reasonably incurred, The Special Master’s determination is still pending. These are the only current invoices submitted for advancement currently disputed without resolution. There can be no assurance that these are the only invoices that will be disputed as this matter proceeds, and therefore the total amount of disputed invoices remains undeterminable at the present time.

Intel Corporation

The Company’s Capacity License Agreement with Intel, as amended by the Amended Capacity License Agreement, provided for a payment of a commission to Intel of ten percent of gross revenue from the sale InTouch™ Sensors jointly developed by the Company and Kodak. In March 2016, Intel requested that the Company refund over time the $5 million paid to the Company in May 2013 pursuant to the terms of the Capacity License Agreement. The Company declined to refund the money as the payment was not refundable under the Amended Capacity License Agreement or otherwise due to Intel. The agreement with Intel pertained to a technology that the Company abandoned when it terminated its joint development agreement with Kodak in 2015. Intel requested that the refund be accomplished by the Company paying Intel commissions on XTouch sensor revenue until the $5 million was refunded. The Company responded that no commissions are owed under the Amended Capacity License Agreement because it is not selling the abandoned InTouch™ Sensors or otherwise using the technology covered by the Amended Capacity License Agreement in its current products. The only products the Company has recognized revenue on are based on the XTouch sensor technology acquired from Atmel Corporation and CIT Technology Ltd. in April 2015. No litigation or other legal proceeding has commenced on Intel’s request. The Company engaged in discussions with Intel during 2016 regarding formulation of a mutually agreeable commercial relationship, but those discussions did not result in the formulation of any new commercial relationship and there are no current discussions ongoing with Intel.

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

Quarter Ended	High	Low

2016
Fourth Quarter	$1.67	$0.85
Third Quarter	$1.72	$1.17
Second Quarter	$2.61	$0.92
First Quarter	$0.92	$0.36

2015
Fourth Quarter	$1.87	$0.48
Third Quarter	$2.66	$0.92
Second Quarter	$7.70	$2.57
First Quarter	$7.12	$5.00

Holders

According to our transfer agent, as of January 31, 2016 we had approximately 1,008 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

We have never paid dividends on our common stock. Currently, we anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of December 31, 2016.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	2,174,475	$5.40	478,802

Equity compensation plans not approved by stockholders (1)	6,667	7.50	—

Total	2,181,142	$5.41	478,802

(1)	During 2006 and 2007, we granted a total of 86,668 stock options to board members. As of December 31, 2016, 6,667 stock options remain outstanding.

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

We remain focused on balancing the longer-term needs of our business while remaining prudent with our spending in the short term. We believe in the underlying fundamentals of our core business strategy and we are focused on addressing the market trends of mobile devices. We believe our strategy aligns well with the driving forces of the portable device manufacturers. With our strategy, our product pipeline, and the deeper penetration in the various markets, we plan to address our challenges in the following manner:

●	Assume uncertainty in the near-term US economic recovery;
●	Grow faster than the markets we serve by focusing on new product introductions to accelerate growth as we enter 2017; and
●	Maintain investments that deliver innovation and product development.

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

The Company discontinued its joint development activities with Kodak to develop, manufacture and market touch sensors based on the InTouch technology (Note 8).

Cost of Revenues, Selling, General and Administrative Expenses and Research and Development Expenses: The primary purpose of our facilities in Colorado Springs, Colorado is for manufacturing and to conduct research on the development. Our facility in The Woodlands, TX is used for research and development, testing and delivery of our prototype devices, and to pursue the commercialization of our products.

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

Results of Operations

Comparison of Fiscal Years Ending December 31, 2016 and 2015

REVENUES. Revenues were $4.1 million for the year ended December 31, 2016 as compared to $3.7 million for the year ended December 31, 2015. Revenues were mainly comprised of sales of XTouch sensors.

COST OF REVENUES. Cost of revenues include all direct expenses associated with the delivery of services including internal labor costs. Cost of revenues were $16.0 million for the year ended December 31, 2016 and $12.3 million for the year ended December 31, 2015. The major changes to cost of revenues are as follows:

a) Salaries and benefits increased by approximately $0.9 million to $4.0 million for the year ended December 31, 2016 compared to $3.1 million for the year ended December 31, 2015 due primarily to increase in headcount;

b) Shipping and freight increased by approximately $0.5 million to $0.8 million for the year ended December 31, 2016 compared to $0.3 million for the year ended December 31, 2015;

c) Depreciation and amortization expense increased by approximately $0.6 million to $4.0 million for the year ended December 31, 2016 compared to $3.4 million for the year ended December 31, 2015;

d) Contract worker’s expense increased by approximately $0.4 million to approximately $0.6 million for the year ended December 31, 2016 compared to $0.2 million for the year ended December 31, 2015;

e) Facility expense increased by approximately $0.3 million to $1.4 million for the year ended December 31, 2016 compared to $1.1 million for the year ended December 31, 2015;

f) Other services and mask expense increased by approximately $0.4 million to $0.4 million for the year ended December 31, 2016 compared to $0 for the year ended December 31, 2015;

g) Warranty expense increased by approximately $0.3 million to approximately $0.8 million for the year ended December 31, 2016 compared to $0.5 million for the year ended December 31, 2015; and

h) Spare part expense increased by approximately $0.2 million to approximately $0.4 million for the year ended December 31, 2016 compared to $0.2 million for the year ended December 31, 2015.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by 25%, or approximately $2.6 million, to $7.6 million for the year ended December 31, 2016 from $10.2 million for the year ended December 31, 2015. The major components of the decrease are as follows:

a) Salaries and benefits decreased by approximately $0.2 million to $3.5 million for the year ended December 31, 2016 compared to $3.7 million for the year ended December 31, 2015 due primarily to the following: an increase in salaries to $1.8 million for the year ended December 31, 2016 compared to $1.7 million for the year ended December 31, 2015 due to an increase in the number of employees; a decrease in severance of $0.1 million; a decrease in stock compensation expense to $0.3 million for the year ended December 31, 2016 compared to $0.6 for the year ended December 31, 2015; and an increase in restricted stock expense to $1.3 million for the year ended December 31, 2016 compared to $1.2 million for the year ended December 31, 2015;

b) Legal expense increased by approximately $0.2 million to $1.4 million for the year ended December 31, 2016 compared to $1.2 million for the year ended December 31, 2015 primarily due to an increase in the indemnification of former officers.

c) Travel expense increased by approximately $0.1 million to $0.5 million for the year ended December 31, 2016 compared to $0.4 million for the year ended December 31, 2015 primarily due to increased travel visiting customers and suppliers;

d) Contract labor increased by approximately $0.1 million to $0.3 million for the year ended December 31, 2016 compared to $0.2 million for the year ended December 31, 2015 primarily due to increase in IT support;

e) Office expenses increased by approximately $0.2 million primarily due to expenses related to our three offices;

f) Depreciation and amortization expense decreased by approximately $3.1 million to $0.2 million for the year ended December 31, 2016 compared to $3.3 million for the year ended December 31, 2015 primarily due to write-off of equipment made during fiscal year 2015.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by 16% or approximately $1.1 million during the year ended December 31, 2016 to $7.9 million from $6.8 million for the year ended December 31, 2015. The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development decreased by approximately $1.6 million to $2.3 million for the year ended December 31, 2016 compared to $3.9 million for the year ended December 31, 2015 due primarily to the following: a decrease in salary expense to $1.8 million for the year ended December 31, 2016 compared to $2.1 million for the year ended 2015; a decrease of $0.2 million of severance expense; a decrease in stock compensation expense to $0.2 million for the year ended December 31, 2016 compared to $1.0 million for the year ended December 31, 2015; and a decrease in restricted stock expense to approximately $28,000 for the year ended December 31, 2016 compared to $0.3 million for the year ended December 31, 2015;

b) License amortization expense attributable to research and development increased by approximately $0.8 million to $0.8 million for the year ended December 31, 2016 compared to $0 for the year ended December 31, 2015 related to the patents acquired from Atmel Corporation

c) Mask expense increased by approximately $0.8 million to $0.8 million for the year ended December 31, 2016 compared to $0 for the year ended December 31, 2015 related to the new product introduction programs;

d) Research and development manufacturing labor and material expense increased by approximately $0.9 million to $0.9 million for the year ended December 31, 2016 compared to $0 for the year ended December 31, 2015;

e) Consulting expense attributable to research and development increased by approximately $0.3 million to $0.5 million for the year ended December 31, 2016 from $0.2 million for the year ended December 31, 2015 primarily due to increased research and development related activities.

OTHER INCOME (EXPENSE), NET.

Debt issuance expense decreased to $0.5 million for the year ended December 31, 2016 compared to $1.4 million for the year ended December 31, 2015 related to the offering of Convertible Notes completed in April 2015.

Gain (loss) on change in derivative liability decreased to a loss of $0.2 million for the year ended December 31, 2016 compared to a gain of $5.5 for the year ended December 31, 2015, related to the offering of the Convertible Notes completed in April 2015.

Accretion on Convertible Note expense decreased from $10.7 million for the year ended December 31, 2015 to approximately $1.3 million for the year ended December 31, 2016 related to the offering of the warrants which accompanied the Convertible Notes completed in April 2015.

Legal settlements were $0 million for year ended December 31, 2016 compared to $0.8 million in December 31, 2015. The settlement in 2015 was related to our SEC investigation. The settlement was finalized in March 2016 and will be paid over three years.

Interest expense, net, decreased to an expense of approximately $45,000 for the year ended December 31, 2016 as compared to $0.5 million for the year ended December 31, 2015, primarily due to the increased interest expense associated with the offering of Convertible Notes completed in April 2015.

NET LOSS. Net loss from continuing operations was $29.4 million for the year ended December 31, 2016, as compared to a net loss from continuing operations of $33.3 million for the year ended December 31, 2015. Loss on discontinued operations was $0 for year ended December 31, 2016, as compared to a loss on discontinued operations of $3.7 million for the year ended December 31, 2015. Net loss was $29.4 million for the year ended December 31, 2016, as compared to a net loss of $37.0 million for the year ended December 31, 2015.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet transactions.

Liquidity and Capital Resources

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. Until revenue begins to increase on our products to support our operations we will continue to be highly dependent on financing from third parties. On January 18, 2017, the company completed the sale of $3 million in convertible, redeemable Preferred shares. The fixed conversion price of the Preferred shares is set at $1.50, subject to potential adjustments which primarily do not arise until after 90 days. On February 15, 2017, the company completed a public offering of 10,530,000 shares of common stock, raising net proceeds of $9.2 million. Barring unanticipated expenses, we expect the proceeds from these offerings, together with our cash on hand and collaborative agreements with corporate partners, to support our operations through March 31, 2018.

Operating Activities

Cash used in operating activities during the year ended December 31, 2016 increased to $18.8 million as compared to $16.6 million used for the year ended December 31, 2015.

During the year ended December 31, 2016, we experienced the following:

●	depreciation and amortization of $5.0 million;
●	accretion of discount on Convertible Notes of $1.3 million; and
●	an increase in accounts payable of $2.3 million.

During the year ended December 31, 2015, we experienced the following:

●	accretion of discount on Convertible Notes of $10.7 million;
●	a decrease in fair value of derivatives of $5.5 million;
●	a loss on impairment of property and equipment of $7.6 million;
●	an increase in accounts payable of $0.9 million; and
●	gain on relief of deferred revenue of $5.0 million.

Investing Activities

Cash used in investing activities during the year ended December 31, 2016 increased to $0.3 million as compared to $14.8 million used for the year ended December 31, 2015. For 2016, cash for investing activities were due to $0.3 million of purchases of property and equipment related to manufacturing production. For 2015, cash for investing activities were primarily attributable to the purchase of prepaid licenses for $14.0 million obtained in the business combination in April 2015.

Financing Activities

Historically, we have financed our operating and investing activities primarily from the proceeds of private placements and public offerings of common stock, convertible investor notes, and a preferred stock offering.

The total net cash provided by financing activities was $13.0 million for the year ended December 31, 2016 primarily due to:

●	$8.6 million of net proceeds from the issuance of common stock;
●	$2.4 million of net proceeds from the exercise of warrants;
●	$0.8 million of proceeds from long-term debt;
●	$4.1 million of cash restricted for Convertible Note; and
●	$2.4 million of payments of Convertible Notes.

The total net cash provided by financing activities was $15.4 million for the year ended December 31, 2015 primarily due to:

●	$7.2 million of net proceeds from the issuance of common stock;
●	$13.7 million of net proceeds from the issuance of Convertible Note and warrants;
●	$1.5 million of payments of Convertible Notes; and
●	$4.1 million of cash restricted for Convertible Note.

Working Capital

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. However, in the second quarter of 2015 we began to ship commercially and we expect the revenue and possibly any other financing options to support our future operations. On January 18, 2017, the company completed the sale of $3 million in convertible, redeemable Preferred shares. On February 15, 2017, the company completed a public offering of 10,530,000 shares of common stock, raising net proceeds of $9.2 million. Barring unanticipated expenses, we expect the proceeds from these offerings, together with our cash on hand and collaborative agreements with corporate partners, to support our operations through March 30, 2018.

As of December 31, 2016, we had a cash balance of approximately $1.6 million and working capital of $3.3 million.

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

We carried out an evaluation as of December 31, 2016, under the supervision and with the participation of our management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

As a smaller reporting company, pursuant to the rules of the SEC, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm for the year ended December 31, 2016.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under “Election of Directors,” “Executive Officers,” “Code of Ethics for Senior Financial Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Matters” in the Company’s Definitive Proxy Statement to be filed with the SEC for our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”), and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Executive Compensation and Other Information,” “Corporate Governance and Board Matters — Director Compensation,” “Compensation Committee Interlocks,” “Compensation Committee Report,” “Payments Upon Termination and Change in Control” in the 2017 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial owners,” in the 2017 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters — Director Independence,” in the 2017 Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Audit Information — Fees Paid to Independent Registered Public Accounting Firm,” in the 2017 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Uni-Pixel, Inc. (6)
3.2	Form of Certificate of Amendment to Amended and Restated Certificate of Incorporation of Uni-Pixel, Inc. (6)
3.3	Amended and Restated Bylaws of Uni-Pixel, Inc. (1)
3.4	Form of Certificate of Designations of Preferences, Rights and Limitations of Series A-1 Preferred Stock (21)
4.1	Form of common stock certificate (3)
4.2	Form of Warrant to be granted to MDB Capital Group LLC (6)
4.3	Form of Warrant (13)
4.4	Secured Promissory Note (10)
4.5	Form of Senior Secured Convertible Note (10)
4.6	Form of Registration Rights Agreement between Uni-Pixel, Inc. and the investors listed on the Schedule of Buyers (10)
4.7	Form of Warrant, dated November 24, 2015 (13)
4.8	Form of Warrant, dated January 20, 2017 (21)
4.9	Form of Series A-1 Preferred Stock Certificate (21)
4.10	Form of Warrant, dated February 15, 2017 (22)
10.1	Employee Intellectual Property Assignment and Nondisclosure Agreement (1) (2)
10.2	Uni-Pixel, Inc. 2005 Stock Incentive Plan (1) (2)
10.3	Uni-Pixel, Inc. 2005 Stock Incentive Plan — Notice of Stock Option Award (1) (2)
10.4	Agreement and Plan of Merger and Reorganization Among Real-Estateforlease.com, Inc., Uni-Pixel Merger Sub, Inc., Gemini V, Inc., Uni-Pixel Displays, Inc. and those Stockholders of Real-Estateforlease.com, Inc. Listed on Exhibit “A” as “Company Stockholders” (1)
10.5	Uni-Pixel, Inc. 2007 Stock Incentive Plan (4) (2)
10.6	Uni-Pixel, Inc. 2010 Stock Incentive Plan (5) (2)
10.7	Uni-Pixel, Inc. 2011 Stock Incentive Plan (7) (2)
10.8	Preferred Price and Capacity License Agreement (including Statement of Work No. 1, as amended) dated November 20, 2012 (8) (10) (24)
10.9	Capacity License Agreement dated March 21, 2013 (8) (13) (24)
10.10	Amended Capacity License Agreement dated April 21, 2014 (9)
10.11	Purchase and Sale Agreement by and between Uni-Pixel Displays, Inc. as Buyer and Atmel Corporation as Seller (10)
10.12	XTouch Patent License Agreement between Uni-Pixel Displays, Inc. and Atmel Corporation (10)
10.13	XTouch Intellectual Property License Agreement between Uni-Pixel Displays, Inc. and Atmel Corporation (10)
10.14	Transition Services Agreement between Uni-Pixel Displays, Inc. and Atmel Corporation (10)
10.15	Lease Agreement by and between Atmel Corporation as Lessor and Uni-Pixel Displays, Inc. as Lessee (Building 2) (10)
10.16	Lease Agreement by and between Atmel Corporation as Lessor and Uni-Pixel Displays, Inc. as Lessee (Building 4) (10)
10.17	Bill of Sale and Assignment and Assumption Agreement (10)
10.18	FLT (Fine Line Technology) Patent License between Uni-Pixel Displays, Inc. and CIT Technology Limited (10)
10.19	FLT (Fine Line Technology) Intellectual Property License between Uni-Pixel Displays, Inc. and CIT Technology Limited (10)
10.20	Agreement for the Provision of Manufacturing and Technology Transfer Services between CIT Technology Limited and Uni-Pixel Displays, Inc. (10)
10.21	Form of Securities Purchase Agreement between Uni-Pixel, Inc. and the investors listed on the Schedule of Buyers (10)
10.22	Pledge and Security Agreement made by Uni-Pixel, Inc. and Uni-Pixel Displays, Inc. in favor of Hudson Bay Master Fund Ltd. as Collateral Agent (10)
10.23	Guaranty Agreement issued by Uni-Pixel Displays, Inc. in favor of the investors listed on the Schedule of Buyers (10)
10.24	Form of Lock-Up Agreement (10)
10.25	Offer Letter, dated as of May 21, 2015, by and between Uni-Pixel, Inc. and Ms. Christine Russell (11)
10.26	Offer Letter, dated as of May 1, 2015, by and between Uni-Pixel, Inc. and Mr. Jalil Shaikh (12)
10.27	Form of Subscription Agreement, dated November 24, 2015 (13)
10.28	Placement Agency Agreement, dated November 24, 2015, between Uni-Pixel, Inc. and Roth Capital Partners, LLC (13)
10.29	Waiver and Consent with Hudson Bay Master Fund Ltd. (14)
10.30	Change in Control Severance Agreement by and between Jeff Hawthorne and Uni-Pixel, Inc., effective as of March 31, 2016 (15)
10.31	Change in Control Severance Agreement by and between Christine Russell and Uni-Pixel, Inc., effective as of March 31, 2016 (15)
10.32	Underwriting Agreement, dated May 27, 2017, by and between Uni-Pixel, Inc., and Roth Capital Partners, LLC on behalf of itself and as representative of several underwriters (16)
10.33	Form of Restricted Stock Unit Notice of Grant and Agreement (17)
10.34	Form of Borrower Agreement, dated October 24, 2016 (18)
10.35	Loan and Security Agreement by and between Uni-Pixel, Inc., Uni-Pixel Displays, Inc., and Western Alliance Bank, dated October 18, 2016 and entered into in October 24, 2016 (19)
10.36	First Amendment to FLT (Fine Line Technology) Patent License between Uni-Pixel Displays, Inc. and CIT Technology Limited, dated December 21, 2016 (20)

10.37	First Amendment to FLT (Fine Line Technology) Intellectual Property License between Uni-Pixel Displays, Inc. and CIT Technology Limited, dated December 21, 2016 (20)
10.38	Memorandum of Understanding, dated January 16, 2017, by and between Uni-Pixel Displays, Inc. and General Interface Solutions Limited (21)
10.39	Form of Securities Purchase Agreement, dated January 17, 2017 (21)
10.40	Form of Securities Purchase Agreement, dated February 15, 2017, among Uni-Pixel, Inc. and the purchasers party thereto (22)
10.41	Form of Leak-Out Agreement, dated February 15, 2017 (22)
10.42	Placement Agency Agreement, dated February 15, 2017, among Uni-Pixel, Inc. and Roth Capital Partners (22)
10.43	Letter Agreement Amendment dated February 15, 2017 to XSense Patent License and XSense Intellectual Property License each between Uni-Pixel Displays, Inc. and Atmel Corporation (23)
10.44	First Amendment to Lease Agreement by and between Microchip Technology as Lessor and Uni-Pixel Displays, Inc. as Lessee (Building 2) dated November 29, 2017 (25)
10.45	First Amendment to Lease Agreement by and between Microchip Technology as Lessor and Uni-Pixel Displays, Inc. as Lessee (Building 4) dated November 29, 2017 (25)
14	Code of Ethics (9)
21	Subsidiaries (25)
23.1	Consent of PMB Helin Donovan, LLP, Independent Registered Public Accounting Firm (25)
31.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (25)
31.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (25)
32.1	Certification of the Chief Executive Officer, President and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (25)
32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (25)
101	The following financial information from this Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text and in detail (14)

(1)	Previously filed as an exhibit to our Form 10-SB, filed on February 18, 2005, and incorporated by reference hereto.
(2)	Management contract or compensation plan or arrangement.
(3)	Previously filed as an exhibit to our Form 10-KSB, filed on March 28, 2006, and incorporated by reference hereto.
(4)	Previously filed as an exhibit to our Form 8-K, filed on September 20, 2007, and incorporated by reference hereto.
(5)	Previously filed as an exhibit to our Form S-8, filed on June 4, 2010, and incorporated by reference hereto.
(6)	Previously filed as an exhibit to our Form S-1, Amendment #3, filed on December 1, 2010, and incorporated by reference hereto.
(7)	Previously filed as an exhibit to our Form S-8, filed on September 15, 2011, and incorporated by reference hereto.
(8)	Previously filed as an exhibit to our Amendment No. 1 to Form 10-K, filed on January 27, 2015, and incorporated by reference hereto.
(9)	Previously filed as an exhibit to our Form 10-K, filed on February 26, 2015, and incorporated by reference hereto.
(10)	Previously filed as an exhibit to our Form 8-K, filed on April 17, 2015, and incorporated by reference hereto.
(11)	Previously filed as an exhibit to our Form 8-K, filed on May 28, 2015, and incorporated by reference hereto.
(12)	Previously filed as an exhibit to our Form 8-K, filed on June 1, 2015, and incorporated by reference hereto.
(13)	Previously filed as an exhibit to our Form 8-K, filed on November 24, 2015, and incorporated by reference hereto
(14)	Previously filed as an exhibit to our Form 10-K, filed on March 30, 2016, and incorporated by reference hereto.
(15)	Previously filed as an exhibit to our Form 8-K, filed on March 31, 2016, and incorporated by reference hereto.
(16)	Previously filed as an exhibit to our Form 8-K, filed on May 27, 2016, and incorporated by reference hereto.
(17)	Previously filed as an exhibit to our Form 8-K, filed on June 10, 2016, and incorporated by reference hereto.
(18)	Previously filed as an exhibit to our Form 8-K, filed on October 28, 2016, and incorporated by reference hereto.
(19)	Previously filed as an exhibit to our Form 10-Q, filed on November 10, 2016, and incorporated by reference hereto.
(20)	Previously filed as an exhibit to our Form 8-K, filed on December 28, 2016, and incorporated by reference hereto.
(21)	Previously filed as an exhibit to our Form 8-K, filed on January 18, 2017, and incorporated by reference hereto.
(22)	Previously filed as an exhibit to our Form 8-K, filed on February 15, 2017, and incorporated by reference hereto.
(23)	Previously filed as an exhibit to our Form 8-K, filed on November 24, 2015, and incorporated by reference hereto
(23)	Previously filed as an exhibit to our Form 8-K, filed on February 21, 2017, and incorporated by reference hereto.
(24)	Confidential treatment is requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.
(25)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNI-PIXEL, INC.

Date: March 30, 2017	By:	/s/ JEFF HAWTHORNE
Jeff A. Hawthorne
Chief Executive Officer

Date: March 30, 2017	By:	/s/ CHRISTINE A. RUSSELL
Christine A. Russell
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff A. Hawthorne	Chief Executive Officer (Principal Executive Officer), President and Director	March 30, 2017
Jeff A. Hawthorne

/s/ Christine A. Russell	Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary	March 30, 2017
Christine A. Russell

/s/ James E. Doran	Director	March 30, 2017
James E. Doran

/s/ Malcolm J. Thompson	Director	March 30, 2017
Malcolm J. Thompson

/s/ Ross A. Young	Director	March 30, 2017
Ross A. Young

/s/ Sam I. Young	Director	March 30, 2017
San I. Young

/s/ Anthony J. LeVecchio	Director	March 30, 2017
Anthony J. LeVecchio

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OF UNI-PIXEL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Uni-Pixel, Inc.:

We have audited the accompanying consolidated balance sheets of Uni-Pixel, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit as of December 31, 2016 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting at December 31, 2016. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion at December 31, 2016. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uni-Pixel, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan LLP

/s/ PMB Helin Donovan LLP

March 30, 2017
Dallas, Texas

Uni-Pixel, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2016	December 31, 2015

ASSETS
Current assets
Cash and cash equivalents	$1,558	$7,618
Restricted cash	—	4,098
Account receivable, net	1,087	334
Inventory	765	769
Prepaid licenses, net	4,635	3,990
Prepaid expenses	359	819

Total current assets	8,404	17,628

Property and equipment, net	1,115	1,842
Other long-term assets	132	13
Prepaid licenses, net of current portion	729	5,364

Total assets	$10,380	$24,847

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,486	$1,150
Accrued liabilities	1,101	780
Convertible notes payable	—	2,247
Derivative liability	658	491

Total current liabilities	5,245	4,668

Long term liabilities	350	645
Long term debt	809	450

Total liabilities	6,404	5,763

Commitments and contingencies	—	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 45,122,841 shares issued and outstanding at December 31, 2016 and 32,170,778 shares issued and outstanding at December 31, 2015	45	32
Additional paid-in capital	182,558	168,243
Accumulated deficit	(178,627)	(149,191)

Total shareholders’ equity	3,976	19,084

Total liabilities and shareholders’ equity	$10,380	$24,847

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015

Revenue	$4,100	$3,757

Cost of revenues	15,988	12,335

Gross margin	(11.888)	(8,578)

Selling, general and administrative expenses	7,607	10,154
Research and development	7,911	6,811

Operating loss	(27,406)	(25,543)

Other income (expense)
Debt issuance cost amortization expense	(526)	(1,365)
Gain (loss) on derivative liability	(168)	5,517
Accretion of discount on convertible notes	(1,291)	(10,659)
Legal settlements	—	(750)
Interest income (expense), net	(45)	(521)
Other income (expense), net	(2,030)	(7,778)

Net loss from continuing operations	$(29,436)	(33,321)

Discontinued operations (note 9)
Loss on discontinued operations	—	(1,093)
Gain on relief of deferred revenue liability	—	5,000
Loss on impairment of property and equipment	—	(7,609)
	—	(3,702)

Net loss	$(29,436)	(37,023)

Per share information
Basic
Loss from continuing operations	$(0.71)	(2.01)
Net loss	$(0.71)	(2.23)
Diluted
Loss from continuing operations	$(0.71)	(2.01)
Net loss	$(0.71)	(2.23)

Weighted average number of basic common shares outstanding	41,575,784	16,574,743
Weighted average number of diluted common shares outstanding	41,575,784	16,574,743

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands, except for share data)

	Treasury Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
Balance, December 31, 2014	—	$—	12, 350,715	$12	$139,512	$(112,168)	$27,356
Stock compensation expense	—	—	—	—	1,545	—	1,545
Issuance of common stock for derivative lawsuit	—	—	20,833	—	125	—	125
Issuance of common stock for class action lawsuit	—	—	430,000	—	2,150	—	2,150
Exercise of stock options	—	—	14,000	—	77	—	77
Value of warrants granted with beneficial conversion feature	—	—	—	—	5,970	—	5,970
Issuance of restricted stock	—	—	144,952	—	1,427	—	1,427
Issuance of common stock, net Issuance costs	—	—	9,625,871	10	7,164	—	7,174
Issuance of common stock to convert notes and interest	—	—	9,584,407	10	10,273	—	10,283
Net loss	—	—	—	—	—	(37,023)	(37,023)
Balance, December 31, 2015	—	$—	32,170,778	$32	$168,243	$(149,191)	$19,084
Stock compensation expense	—	—	—	—	545	—	545
Exercise of stock options	—	—	3,050	—	4	—	4
Exercise of warrants	—	—	1,595,000	2	2,391		2,393
Issuance of restricted stock	133,692	—	801,509	1	1,128	—	1,129
Issuance of common stock, net of issuance costs	—	—	6,152,500	6	8,576	—	8,582
Issuance of common stock to convert notes and interest	—	—	4,400,004	4	1,671	—	1,675
Net loss	—	—	—	—	—	(29,436)	(29,436)
Balance, December 31, 2016	133,692	$—	45,122,841	$45	$182,558	$(178,627)	$3,976

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

Consolidated Statements of Cash Flows

(In thousands, except per share data)

	2016	2015
Cash flows from operating activities
Net loss	$(29,436)	$(37,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,009	6,688
Restricted stock issuance	1,128	1,428
Stock compensation expense	545	1,545
Amortization of debt issuance cost	526	1,365
Provision for accounts receivable	5	—
Issuance of common stock to convert notes and interest	3	333
Accretion of discount on convertible note	1,291	10,659
Net decrease in fair value of derivatives	168	(5,517)
Discontinued operations	—	1,093
Loss on impairment of property and equipment	—	7,609
Gain on relief of deferred revenue liability	—	(5,000)
Change in operating assets and liabilities:
(Increase) in accounts receivable	(758)	(334)
Increase (decrease) in inventory	4	(704)
Decrease in prepaid expenses	341	15
Increase in accounts payable	2,336	869
Increase in accrued expenses and other liabilities	348	778
Increase in long term liabilities	(295)	645
Net cash used in operating activities – continuing operations	(18,785)	(15,551)
Net cash used in operating activities – discontinued operations	—	(1,093)
Net cash used in operating activities - total	(18,785)	(16,644)

Cash flows from investing activities
Purchase of property and equipment	(292)	(808)
Purchase of prepaid licenses	—	(14,000)
Net cash used in investing activities	(292)	(14,808)

Cash flows from financing activities
(Increase) decrease in cash restricted for convertible note payable	4,098	(4,080)
Proceeds from exercise of stock options, net	4	77
Proceeds from long-term debt	809	—
Payments on convertible note payable	(2,417)	(1,458)
Proceeds from exercise of warrants, net	2,391	—
Payments on long-term debt	(450)	—
Proceeds from issuance of common stock, net	8,582	7,173
Proceeds from convertible notes and warrants issued, less issuance cost	—	13,695
Net cash provided by financing activities	13,017	15,407

Net increase (decrease) in cash and cash equivalents	(6,060)	(16,045)
Cash and cash equivalents, beginning of period	7,618	23,663
Cash and cash equivalents, end of period	$1,558	$7,618

Supplemental disclosures of cash flow information:
Cash paid for interest	$13	$228
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash financing information:
Issuance of common stock for legal settlements	$—	$2,275
Issuance of common stock to convert notes and interest	$1,675	$10,283
Acquisition of XTouch assets from Atmel	$—	$1,821
Beneficial conversion feature on convertible notes	$—	$5,970
Warrants issued in connection with convertible notes	$—	$5,980

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

On April 16, 2015 (the “Closing Date”), our wholly-owned subsidiary, Uni-Pixel Displays, Inc. (“Displays”), acquired from Atmel Corporation (“Atmel”), pursuant to the terms of a Purchase and Sale Agreement, a Patent License Agreement, an IP License Agreement, a Bill of Sale and Assignment and Assumption Agreement and two leases for real property, XSense, a business formerly within Atmel Corporation and which consists of certain assets used for the production of capacitive touch sensors comprised of fine lines of copper metal photo lithographically patterned and plated on flexible plastic film (the “Touch Sensors”). Displays paid $450,000 for the machinery, parts and equipment needed to manufacture the Touch Sensors and the existing inventory on hand by issuing to Atmel a secured promissory note (the “Atmel Note”) which is due on or before the earlier of (i) the second anniversary of the closing date or (ii) the sale of equity and/or debt securities after the closing date pursuant to which Displays or any affiliate of ours receives gross proceeds of no less than $5 million. The promissory note is secured by the purchased assets and certain accounts receivable. Interest accrues on the unpaid principal amount at a rate equal to 2% per annum compounded semi-annually and is to be paid in arrears semi-annually, commencing with the six-month anniversary of the closing date. Pursuant to the Purchase and Sale Agreement, Displays assumed certain liabilities of Atmel, including open purchase and supply orders, related to the Touch Sensor business.

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

On February 15, 2017, Displays and Atmel and Atmel’s successor, Microchip Technology (Barbados) II Inc., entered into a Letter Agreement Amendment (the “Amendment”) to the Patent License Agreement and the IP License Agreement (collectively with the Patent License Agreement, the “License Agreements”). The Amendment adds an affiliate of Atmel, Microchip Technology (Barbados) II Inc., as a party to the License Agreements. The Amendment also revises the respective License Agreements to provide that the licenses granted under the License Agreements allow for Displays to enter into a non-transferable, non-assignable, non-exclusive, royalty-bearing sublicense solely to General Interface Solution Limited, a Samoa corporation (“GIS”), to make, use offer for sale, sell and import Licensed XSense Products (as defined in the License Agreements), subject to certain terms provided for in the Amendment. Furthermore, the Amendment provides that if a sublicense agreement is in effect at the time that the License Agreements are terminated for any reason, then such sublicense will survive and remain in full force and effect with Atmel having assumed such sublicense agreement.

The Amendment increases the annual royalty rate for all sales of Licensed XSense Products by the Company under the Patent License Agreement, not including any sublicense arrangement, to 4%. The Amendment also provides that the definition of Sales Price (which is used to calculate the royalty rate) in the Patent License Agreement means the gross revenue recognized by the Company from the sale, use or other disposition of a TouchScreen by the Company. In addition, the Amendment adds that the Company shall pay Atmel a separate royalty rate of 5.7% for any GIS sublicenses, based on the manufacturing costs used by the Company to calculate the royalty payable under its sublicense agreement with GIS (the “Sublicense Price”), provided always that the Sublicense Price shall be reflect an arm’s length transaction between a willing licensor and a willing licensee and be no less than the manufacturing cost incurred by other manufacturers involving the most similar products sold in the same volume in an arms-length transaction, as reasonably determined by Displays and auditable by Atmel. A minimum of 4% of the 5.7% royalty rate owed to Atmel for a sublicense agreement with GIS must be paid in cash, in which case the remaining 1.7% will be paid to Atmel in the Company’s stock or other consideration as mutually agreed upon by the parties. Furthermore, the maximum cumulative annual royalties payable for the GIS sublicense is $13,250,000. Royalties from the GIS sublicense are separate from and do not count toward the minimum annual royalty amount paid for Display’s license under the Patent License Agreement during the Initial Term, the maximum cumulative annual royalties during the Renewal Period (as such term is defined in the Patent License Agreement), nor the calculation of when the Royalty Prepayment has been fully used and credited.

As part of the business combination, Displays also entered into leases with Atmel Corporation for Building 2 and Building 4, both of which are located at 1150 E. Cheyenne Mountain Boulevard, Colorado Springs, Colorado. The term of each lease terminates in October 2018. The term of each lease may be extended for two additional one year periods. We believe that Building 2 and Building 4 are currently suitable for the operations related to the manufacture and distribution of the Touch Sensors.

Displays also acquired from CIT Technology Limited, an FLT (Fine Line Technology) Patent License Agreement and an FLT (Fine Line Technology) Intellectual Property License Agreement, which agreements were amended on December 21, 2016, and entered into an agreement for the provision of manufacturing and technology transfer services.

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

As of December 31, 2016, Uni-Pixel had accumulated a total deficit of $178.6 million from operations in pursuit of these objectives.

As of December 31, 2016, we had cash and cash equivalents of $1.6 million. On January 18, 2017, the company completed a $3 million of convertible, redeemable Preferred shares. The fixed conversion price of the Preferred shares is set at $1.50, subject to potential adjustments which primarily do not arise until after 90 days. The financing agreement also includes 2,500,000 warrants priced at $1.50 which will have a single price-only reset feature after six months which will reset the warrant price to 93% of the lowest conversion price during the six-month period but will only reset if the price is below $1.50. All of the Preferred shares must be fully converted or redeemed within twelve months from closing. On February 15, 2017, the company completed a public offering of 10,530,000 shares of common stock, raising net proceeds of $9.2 million. We believe that our existing capital resources are adequate to finance our operations until at least March 30, 2018 based on our current long-term business plan. However, our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, sign partnership agreements, develop our products and raise additional capital either as debt or through offerings of our securities to meet our business objectives.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the year presentation. The reclassification includes reclassifying certain expenses in research and development to discontinued operations. The amounts for the prior periods have been reclassified to be consistent with the current year presentation and have no impact on previously reported financials.

Statements of cash flows

For purposes of the statements of cash flows, we consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Concentration of credit risk

We maintain our cash primarily with major U.S. domestic banks. The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 at December 31, 2016 and December 31, 2015. We have not incurred losses related to these deposits.

Restricted cash

As of December 31, 2016 and 2015, we had restricted cash of $0 and $4.1 million, respectively. In February 2016, the remaining $4.1 million was repaid on our Convertible Note (Note 7).

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. We have $1.1 million and $0.3 million accounts receivable balances at December 31, 2016 and 2015, respectively. We had approximately $5,000 reserved as uncollectible at December 31, 2016 and $0 at December 31, 2015.

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

In April 2013, we entered into an agreement with Intel (the “Agreement”), whereby we were to receive $10 million of cash proceeds to assist us in increasing our production capacity. Under the terms of the Agreement, there were two milestones with related contingent consideration of $5 million for each milestone plus certain commissions as described below. The Agreement required us to purchase certain equipment, which we purchased in 2013 and which we consider not a substantive milestone. The Agreement required us to have the capability to produce at least 1 million sensor units per month (as defined in the Agreement) by April 2014, which we consider a substantive milestone. We received $5 million in May 2013, which is non-refundable and is recorded as deferred revenue in the accompanying consolidated balance sheet at December 31, 2014. As of December 31, 2015 the $5 million is no longer in deferred revenue. Please refer to Note 5. Upon achieving the deliverables of the Agreement, we would have paid a commission to Intel of 10% on revenue derived from the sales of InTouch™ Sensors jointly developed by Kodak made directly to Intel or to those of Intel’s manufacturing partners that use Intel’s Preferred Price and Capacity License Agreement (“Designated Customers”). The commission amount was to be paid until the aggregate commissions paid equaled the commission cap of $18.5 million. The term of the Agreement is the later of 3 years or the full payment of the commission cap. If the Company committed a material breach of the license agreement, certain equipment of the Company with an original cost of approximately $10.1 million would be assigned to Intel to make them whole on any remaining amounts due under the commission cap of $18.5 million. In April 2014, we entered into the First Amendment to the Capacity License Agreement with Intel (the “Amended Agreement”). The Amended Agreement modified the original Agreement terms as follows: 1) the inability of the Company to reach, by April 2014, the minimum production capability and the required quality standards specified in the Agreement will no longer constitute a material breach to the Agreement; 2) the total amount of cash proceeds to be received was reduced from $10 million to $5 million, which included the $5 million we received in May 2013; 3) the cap on the commission amount was reduced from $18.5 million to $6.25 million; 4) the term “commission” was defined as 10% of gross revenue from the sale of all InTouch™ sensors sold by the Company, which includes sales of sensors to all customers including, but not limited to, Intel and its Designated Customers; 5) if the Company becomes the subject of any proceeding under any bankruptcy, insolvency or liquidation law, the Company will assign all title and ownership to certain designated equipment (the “Equipment”) to Intel; and 6) if the Company materially breaches the Amended Agreement, which breach is not cured within 30 days after receipt of notice from Intel, the Company may choose to either (A) pre-pay the cap on the commission to Intel (less the total of all previously paid commissions) or (B) assign all title and ownership to the Equipment to Intel. The only remaining milestone of the Amended Agreement was the capability to produce at least 1 million sensor units per month. However, the Capacity License Agreement pertained to the old technology that was jointly developed by Kodak was terminated in April 2015 and the Company has abandoned this technology. Therefore, the Company recorded a $5 million gain on relief of deferred revenue liability for discontinued operations in the fourth quarter of 2015. See Note 5.

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

Warranty expense

Warranty on the products is for one year. The Company can repair, replace the product or refund the cost of the product to the customer. Warranty is primarily recorded within the first month from shipment. The Company re-evaluates its estimates at the end of each quarter to assess the adequacy of its recorded warranty liability and adjusts that amount if necessary. The warranty liability is recorded in the accrued liabilities of the consolidated balance sheet. We have approximately $0.3 million and $0.1 million warranty liability balances at December 31, 2016 and 2015, respectively.

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

Total compensation expense recognized for options was approximately $0.5 million and $1.5 million for the twelve months ended December 31, 2016 and December 31, 2015, respectively.

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

The Company has losses carried forward for income tax purposes to December 31, 2016. There are no current or deferred tax expenses for the twelve month periods ended December 31, 2016 and 2015 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. Accordingly, no benefit has been recognized on the net loss as the realization of the net operating loss carryforward cannot be assured.

The Company regularly assesses uncertain tax positions in each of the tax jurisdictions in which it has operations and accounts for the related financial statement implications. Unrecognized tax benefits are reported using the two-step approach under which tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement of the tax position. Determining the appropriate level of unrecognized tax benefits requires the Company to exercise judgment regarding the uncertain application of tax law. The amount of unrecognized tax benefits is adjusted when information becomes available or when an event occurs indicating a change is appropriate. Future changes in unrecognized tax benefits requirements could have a material impact on the results of operations. The Company evaluated its tax positions and determined that there were no uncertain tax positions for the years ended December 31, 2016 and 2015.

The Company files U.S. federal and U.S. state tax returns. The Company is generally no longer subject to tax examinations relating to federal and state tax returns for years prior to 2013.

The Company is subject to Texas franchise tax, which is based on taxable margin, rather than being based on federal taxable income. For the years ended December 31, 2016 and 2015, the Company has no Texas margin tax obligation.

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

At December 31, 2016, options and warrants to purchase 11,656,502 shares of common stock at exercise prices ranging from $0.55 to $38.70 per share were outstanding, but were not included in the computation of diluted loss per share as their effect would be antidilutive.

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

Recently issued accounting pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for us on January 1, 2016.

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

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02 Leases (Topic). This ASU requires a lessee to recognize a right-of-use asset and a lease liability under most operating leases in its balance sheet. For public companies, the ASU is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the financial position, results of operations or cash flows.

Note 3 – Property and Equipment and Inventory

A summary of the components of property and equipment at December 31:

	Estimated Useful Lives	2016	2015
Production equipment	3 to 5 years	$2,120	$1,966
Research and development equipment	3 to 5 years	3,583	3,572
Leasehold improvements	5 years	23	23
Computer equipment	5 years	98	98
Office equipment	3 to 5 years	20	20
Construction-in-progress		303	176
		6,147	5,855
Accumulated depreciation		(5,032)	(4,013)
Property and equipment, net		$1,115	$1,842

Depreciation and amortization expense of property and equipment for the years ended December 31, 2016 and 2015 was $1.0 million and $3.9 million, respectively. With the agreement with Kodak signed in August 2015, following the termination of the joint development project, the Company had a $10.2 million write-down of the assets and accumulated depreciation.

A summary of the components of inventory

	2016	2015
Raw materials	$447	$419
Work-in-progress	305	328
Finish Goods	13	22
Inventory	$765	$769

Note 4 – Income Taxes

The Company has a cumulative net operating loss for tax purposes of approximately $149.6 million and $125.1 million at December 31, 2016 and 2015, respectively. The Company has a potential deferred tax asset of approximately $50.9 million as a result of this net operating loss carry forward at December 31, 2016. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets. The valuation allowance was approximately $9.4 million and $10.3 million for the years ended December 31, 2016 and 2015, respectively.

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31 (in thousands):

	2016	2015
Income tax expense (benefit) computed at statutory rates	$9,379	$10,262
Increase in valuation allowance	(9,379)	(10,262)
Other	-	-
Tax provision for income taxes	$-	$-

The Company’s deferred tax assets consist of the following (in thousands) as of December 31:

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$50,870	$41,491
Valuation allowance	(50,870)	(41,491)
Net deferred tax assets	$-	$-

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

Note 5 – Commitments and Contingencies

Leases

In conjunction with the acquisition of the XTouch technology, the Company entered into a lease for office and production facilities for approximately 28,918 square feet at 1150 E. Cheyenne Mountain Boulevard, Colorado Springs, Colorado 80906 under a third party non-cancelable operating lease through October 16, 2018. In July 2015, the company entered into a lease for office space for 4,478 square feet at 4699 Old Ironsides Drive, Ste. 300, Santa Clara, CA 95054 through July 14, 2018. In addition, the company leases approximately 7,186 square feet at 3400 Research Forest Drive, Suite B2, The Woodlands, TX that expires on May 31, 2018. In December 2016, the Company entered into an operating equipment lease that will begin in March 2017 through February 2020. Future minimum lease commitments as of December 31, 2016, are as follows:

Year Ending December 31 (In Thousands)
2017	$1,251
2018	1,063
2019	281
2020	70
2021	—
Thereafter	—
Total	$2,665

Rent expense for 2016 and 2015 was $862,000 and $804,000, respectively.

Royalty Obligation to Intel Corporation

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

(12) $90,000, within 1004 days of entry of the Final Judgment

As of December 31, 2016, the remaining settlement accrual is reflected in current liabilities of $290,000 and $345,000 in long-term liabilities.

Complaint by former Officers of the Company for Advancement of Expenses

The Company, or its insurance company, has paid as agreed all invoices for all years through the end of 2015 for the defense of Messrs. Killion and Tomz in the investigation by the SEC that resulted in the filing of the complaint against them by the SEC. A portion of payments for 2016 invoices have also been made, but the Company has disputed other 2016 invoices as containing expenses that have not been reasonably incurred by Messrs. Killion and Tomz in defense of the SEC’s complaint. Through the course of 2016, the Company was in discussions with counsel to Messrs. Killion and Tomz of resolving counsels’ charges on these invoices. Notwithstanding those discussions, on August 22, 2016, Messrs. Killion and Tomz filed an action against the Company for advancement of expenses in the Delaware Chancery Court. The Company has contested the claims made by Messrs. Killion and Tomz that it has not advanced expenses reasonably incurred by them in the underlying action brought by the SEC. In October 2016, the Chancery Court appointed a former Vice Chancellor of the Delaware Chancery Court to act as a Special Master to determine whether expenses are reasonably incurred to the extent that the Company and Messrs. Killion and Tomz are not capable of resolving the dispute concerning whether expenses have been reasonably incurred without the assistance of the judicial process. In November 2016, unresolved and disputed invoices totaling approximately $147,750 in fees incurred in 2016 prior to November 2016 were submitted to the Special Master for a determination whether such expenses were reasonably incurred, The Special Master’s determination is still pending. These are the only current invoices submitted for advancement currently disputed without resolution. There can be no assurance that these are the only invoices that will be disputed as this matter proceeds, and therefore the total amount of disputed invoices remains undeterminable at the present time.

Intel Corporation

The Company’s Capacity License Agreement with Intel, as amended by the Amended Capacity License Agreement, provided for a payment of a commission to Intel of ten percent of gross revenue from the sale InTouch™ Sensors jointly developed by the Company and Kodak. In March 2016, Intel requested that the Company refund over time the $5 million paid to the Company in May 2013 pursuant to the terms of the Capacity License Agreement. The Company declined to refund the money as the payment was not refundable under the Amended Capacity License Agreement or otherwise using the technology covered by the Amended Capacity License Agreement in its current products. The only products the Company has recognized revenue on are based on the XTouch sensor technology acquired from Atmel Corporation and CIT Technology Ltd. in April 2015. No litigation or other legal proceeding has commenced on Intel’s request. The Company engaged in discussions with Intel during 2016 regarding formulation of a mutually agreeable commercial relationship, but those discussions did not result in the formulation of any new commercial relationship and there are no current discussions ongoing with Intel.

Note 6 – Equity, Stock Plan and Warrants

Common Stock

During the year ended December 31, 2016, we (1) issued 3,050 shares of common stock for cash in connection with the exercise of stock options; (2) issued 801,509 shares of common stock to various directors, officers and employees as stock awards; (3) issued 4,400,004 shares of common stock to convert $1.7 million of principal into shares of common stock (4) issued 6,152,500 shares of common stock and received proceeds of $8.6 million, net of issuance costs of $0.6 million and (5) issued 1,595,000 shares of common stock for exercise of warrants.

During the year ended December 31, 2015, we (1) issued 14,000 shares of common stock for cash in connection with the exercise of stock options; (2) issued 144,952 shares of common stock to various directors, officers and employees as stock awards; (3) issued 20,833 shares of common stock for the settlement of the derivative lawsuit; (4) issued 430,000 shares of common stock for the settlement of the class action lawsuit; (5) issued 9,584,407 shares of common stock to convert $10.0 million of principal and $0.3 million of interest into shares of common stock and (6) issued 9,625,871 shares of common stock and received proceeds of $7.2 million, net of issuance costs of $1.0 million.

Restricted Stock and Restricted Stock Units

Total compensation expense recognized for restricted stock was approximately $1.3 million and $1.4 million for the fiscal years ended December 31, 2016 and December 31, 2015, respectively. The Company has recorded approximately $1.3 million of restricted stock expense in selling, general and administrative expenses, approximately $24,000 in cost of revenue, approximately $28,000 in research and development expense for the fiscal year ended December 31, 2016, approximately $1.1 million of restricted stock expense in selling, general and administrative expenses and approximately $0.3 million in research and development expense for the fiscal year ended December 31, 2015.

During the year ended December 31, 2016:

On March 7, 2016, the Company issued 48,203 shares of restricted stock to three employees. On the date of grant, these 48,203 shares of restricted stock were valued at $31,332. The 48,203 shares of restricted stock units vested 100% on March 7, 2016. On June 8, 2016, the Company awarded 1,260,000 shares of restricted stock units to various directors and employees. On the date of grant, these 1,260,000 shares of restricted stock units were valued at $1,890,000. The 1,260,000 shares of restricted stock units vest quarterly starting August 1, 2016 through May 1, 2019. On November 17, 2016 awarded 45,000 shares of restricted stock units to an employee. On the date of grant, these 45,000 shares of restricted stock units were valued at $57,150. On December 15, 2016 awarded 40,000 shares of restricted stock units to an employee. On the date of grant, these 40,000 shares of restricted stock units were valued at $35,200.

During the year ended December 31, 2015:

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

At December 31, 2016, there was $1.9 million of total unrecognized compensation cost related to non-vested shares of restricted stock which is expected to be recognized over a weighted-average period of 2.09 years. There were 534,937 shares of restricted stock, net that became vested during the twelve months ended December 31, 2016.

Stock Incentive Plans

The Company has adopted four stock incentive plans: the 2005 Stock Incentive Plan, the 2007 Stock Incentive Plan, the 2010 Stock Incentive Plan and the 2011 Stock Incentive Plan (collectively, the “Stock Incentive Plans”). The Stock Incentive Plans allow for an aggregate of up to 5,366,667 shares of our common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights.

Our Stock Incentive Plans are administered by our Board of Directors, which has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of December 31, 2016, there were 478,802 shares available for issuance under the Stock Incentive Plans.

Total compensation expense recognized for options was approximately $0.5 million and $1.5 million for the fiscal years ended December 31, 2016, December 31, 2015, respectively. The Company has recorded approximately $0.2 million of stock compensation expense in selling, general and administrative expenses, approximately $0.1 in cost of revenue and approximately $0.2 million in research and development expense for the fiscal year ended December 31, 2016, approximately $0.6 million of stock compensation expense in selling, general and administrative expenses and approximately $0.9 million in research and development expense for the fiscal year ended December 31, 2015.

The following table provides information about shares of common stock that may be issued upon the exercise of options under the Stock Incentive Plans as of December 31, 2016.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	2,174,475	$5.40	478,802

Equity compensation plans not approved by stockholders (1)	6,667	7.50	—

Total	2,181,142	$5.41	478,802

(1)	During 2006 and 2007, we granted a total of 86,668 stock options to board members. As of December 31, 2016, 6,667 stock options remain outstanding.

Summary Stock Option and Warrant Information

Information regarding the options and warrants granted in 2016 and 2015 is as follows:

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2016	2015	2016	2015
Outstanding, beginning of year	1,941,194	2,061,344	11,070,360	290,459
Granted	418,000	658,000	—	10,815,363
Exercised	3,050	14,000	1,595,000	—
Expired or cancelled	175,002	764,150	—	35,462

Outstanding and expected to vest, end of year	2,181,142	1,941,194	9,475,360	11,070,360

Exercisable, end of year	1,612,465	1,441,377	9,475,360	11,070,360

Available for grant, end of year	478,802	513,837

The intrinsic value of outstanding, and expected, stock options as of December 31, 2016, is approximately $19,000.

The weighted average option and warrant exercise price information for 2016 and 2015 is as follows:

	Options Year Ended December 31,		Warrants Year Ended December 31,
	2016	2015	2016	2015
Outstanding, beginning of year	$6.54	$10.00	$1.59	$5.55
Granted during the year	$1.39	$1.56	$—	$1.50
Exercised during the year	$1.23	$6.00	$1.50	$—
Expired or cancelled during the year	$8.49	$11.64	$—	$6.00
Outstanding and expected to vest at end of year	$5.41	$6.54	$1.61	$1.59
Exercisable at end of year	$6.75	$7.71	$1.61	$1.59

The fair values of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Year ended December 31, 2016	Year ended December 31, 2015
Expected life (years)	5 years	5 years
Interest rate	1.10 to 1.23%	1.31 to 1.68%
Dividend yield	—	—
Volatility	94.31 to 98.50%	144.33 to 157.66%
Forfeiture rate	—	—
Weighted average fair value per share of options granted	$1.02	$1.40

The risk-free interest rate was derived from the Daily Treasury Yield Curve Rates as published by the U.S. Department of the Treasury as of the grant date for terms equal to the expected terms of the options. The expected volatility was based on the historical volatility of the Company’s stock price over the expected term of the options. At December 31, 2016, there was $0.6 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.86 years. There were 0.1 million options, net, that became vested during the twelve months ended December 31, 2016.

Significant option and warrant groups outstanding at December 31, 2016 and related weighted average exercise price and life information is as follows:

Grant date	Options Outstanding and Expected to Vest	Warrants Outstanding and Expected to Vest	Exercisable	Weighted Exercise Price	Remaining Life (Years)
March 16, 2007	6,667	—	6,667	$7.50	4.35
January 7, 2008	33,334	—	33,334	$7.50	5.91
June 10, 2009	—	15,796	15,796	$7.50	2.43
August 31, 2009	—	24,934	24,934	$7.50	2.43
October 2, 2009	—	205,000	205,000	$5.00	2.83
January 28, 2010	66,667	—	66,667	$7.50	2.00
January 28, 2010	33,334	—	33,334	$7.50	2.72
January 28, 2010	118,336	—	118,336	$7.50	3.08
March 15, 2010	—	8,337	8,337	$7.50	3.00
April 5, 2010	—	930	930	$7.50	3.00
May 19, 2010	33,334	—	33,334	$7.50	3.38
January 21, 2011	120,000	—	120,000	$6.93	2.72
January 21, 2011	120,000	—	120,000	$6.93	3.50
January 21, 2011	75,000	—	75,000	$6.93	3.82
January 21, 2011	160,000	—	160,000	$6.93	4.00
January 21, 2011	281,668	—	281,668	$6.93	4.06
March 14, 2011	27,500	—	27,500	$7.21	4.20
May 9, 2011	6,667	—	6,667	$7.50	4.35
May 9, 2011	18,667		18,667	$7.50	4.36
March 9, 2012	32,000	—	32,000	$6.00	5.19
October 22, 2012	18,500	—	18,500	$6.48	5.81
November 27, 2012	12,000	—	12,000	$7.13	5.91
December 3, 2012	3,000	—	3,000	$7.83	5.93
April 26, 2013	31,500	—	31,500	$38.70	6.32
May 6, 2013	15,000	—	15,000	$35.39	6.35
September 3, 2013	6,000	—	6,000	$19.15	6.68
April 14, 2014	29,100	—	19,400	$8.50	7.29
July 1, 2014	15,000	—	10,000	$8.34	7.50
August 19, 2014	6,667	—	5,186	$8.15	7.64
March 2, 2015	9,000	—	3,000	$6.61	8.17
June 22, 2015	12,000	—	12,000	$2.95	8.48
July 31, 2015	26,251	—	26,251	$1.24	0.19
July 31, 2015	386,950	—	224,260	$1.24	8.59
November 19, 2015	59,000	—	20,406	$1.22	8.89
November 30, 2015	—	9,220,363	9,220,363	$1.50	3.92
February 18, 2016	45,000	—	12,500	$0.55	9.14
June 8, 2016	273,000	—	45,509	$1.50	9.44
June 16, 2016	66,000	—	11,000	$1.43	9.46
August 18, 2016	34,000	—	3,779	$1.52	9.64
Total	2,181,142	9,475,360	11,087,825

As of December 31, 2016:
●	The weighted average exercise price of stock options outstanding, and expected to vest, is $5.41.
●	The weighted average remaining life in years of stock options outstanding, and expected to vest, is 5.96.
●	The weighted average exercise price of warrants outstanding, and expected to vest, is $1.61.
●	The weighted average remaining life in years of warrants outstanding, and expect to vest, is 3.81.

We issued warrants in November 2015, of which warrants for the purchase of 14,558,468 shares of Common Stock are outstanding as of March 15, 2017 and have an exercise price of $0.95 per share (as adjusted for the issuance and sale of our Common Stock and warrants on February 15, 2017) and have a term of five (5) years from the date of issuance. The exercise price of the warrants and the number of shares of Common Stock for which the warrants are exercisable are subject to certain adjustments if we issue or sell additional shares of Common Stock or Common Stock equivalents at a price per share less than the exercise price then in effect (which is now $0.95 per share), or without consideration.

In January 2017, we issued warrants covering 2,500,000 shares of Common Stock that have an exercise price of $1.50 per share, are exercisable six (6) months after issuance (the “Initial Exercisability Date”) and a term of five (5) years from the Initial Exercisability Date. The exercise price of such warrants are subject to a one-time adjustment on the Initial Exercisability Date to an amount no less than $1.26 per share.

In February 2017, we issued warrants covering 4,738,500 shares of Common Stock that are exercisable, have an exercise price of $1.00 per share and have a term of five (5) years from the date of issuance. A holder may not exercise such warrant and we may not issue shares of Common Stock under such warrant if, after giving effect to the exercise or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of our Common Stock.

Treasury Stock

During 2016, the Company acquired 133,692 treasury shares at a cost of $0.2 million. The Company settles the vesting of restricted stock through net shares and records the tax portion against additional paid in capital.

Note 7 – Senior Secured Convertible Notes, Warrants and Line of Credit

Concurrent with the consummation of the XTouch acquisition, on April 16, 2015 (the “Effective Date”), and pursuant to a Securities Purchase Agreement, we sold $15 million in Senior Secured Convertible Notes, together with warrants for the purchase of 1,151,121 shares of our common stock (the “April 2015 Warrants”), to two accredited investors (the “Investors”). In addition, we sold an additional $0.5 million Convertible Note to one of these Investors in November 2015, and the April 2015 Warrant issued to that Investor was adjusted for an additional 38,371 shares of common stock. The number of shares of common stock subject to the April 2015 Warrants equaled 65% of the number of shares of common stock the Investors would receive if the Convertible Notes were converted at the Conversion Price (as defined below) on the trading day immediately prior to the Effective Date.

The Convertible Notes accrued simple interest at the rate of 9% per year (“Interest”). On November 23, 2015, the Interest was reduced to 4%. The Convertible Notes together with all accrued and unpaid Interest were due and payable on April 16, 2016 (the “Maturity Date”). The Investors has the ability, at any time, to elect to convert the Convertible Notes into shares of our common stock at the conversion price, subject to certain beneficial ownership limitations. The conversion price is the lesser of $8.47 per share (the “Conversion Price”), subject to adjustment as set forth in the Convertible Notes for stock splits, dividends, recapitalizations and similar events, which equaled 110% of the last closing price of our common stock prior to the execution and delivery of the Securities Purchase Agreement and 85% of the lowest closing sale price during the prior 30 trading day period. As of February 16, 2016, the Convertible Note had been fully repaid.

The April 2015 Warrants when issued had a five-year term and a per share exercise price of $9.63, subject to adjustment as set forth in the April 2015 Warrants, which equaled 125% of the closing price of our common stock prior to the Effective Date. The April 2015 Warrants also provided that if, after the Effective Date, we issued or sold, or were deemed to have issued or sold, any shares of common stock (with the exception of certain Excluded Securities, as those are defined in the April 2015 Warrants) for a consideration per share less than a price equal to the exercise price of the April 2015 Warrants in effect immediately prior to such issue or sale (or deemed issuance or sale) (a “Dilutive Issuance”), then immediately after the Dilutive Issuance, (x) if the Dilutive Issuance occurred prior to the one year anniversary of the Effective Date, then the exercise price then in effect would be reduced to an amount equal to the product of (A) the exercise price in effect immediately prior to the Dilutive Issuance and (B) the quotient determined by dividing (1) the sum of (I) the product derived by multiplying the exercise price in effect immediately prior to the Dilutive Issuance and the number of Common Shares Deemed Outstanding (as defined in the April 2015 Warrants) immediately prior to the Dilutive Issuance plus (II) the consideration, if any, received by us on such Dilutive Issuance, by (2) the product derived by multiplying (I) the exercise price in effect immediately prior to the Dilutive Issuance by (II) the number of Common Shares Deemed Outstanding immediately after the Dilutive Issuance and (y) if the Dilutive Issuance occurred after the one year anniversary of the Effective Date but within five years of the Effective Date, the exercise price then in effect would be reduced to an amount equal to the price of the shares of common stock issued in the Dilutive Issuance. The April 2015 Warrants will be exercisable for cash, but if a prospectus covering the shares of common stock underlying the April 2015 Warrants is not available, the Investors had the ability to exercise the April 2015 Warrants using a cashless exercise provision.

As per the terms of the November 2015 equity transaction, the 1,189,492 April 2015 Warrants were exchanged for new warrants to purchase an equivalent number of shares of common stock in the same form and same terms as the warrants issued in such equity transaction, including a repricing to $1.50 per share exercise price and a term of five (5) years from the date of issuance in the exchange. As discussed in Note 6 above, in February 2017 the warrants issued in the exchange the warrants were repriced at an exercise price of $0.95 per share. The exercise price of the warrants and the number of shares of Common Stock for which the warrants are exercisable are subject to certain adjustments if we issue or sell additional shares of Common Stock or Common Stock equivalents at a price per share less than the exercise price then in effect (which is now $0.95 per share), or without consideration.

In conjunction with the issuance of the Convertible Notes and the April 2015 Warrants, we entered into a Registration Rights Agreement pursuant to which we agreed to file a registration statement covering the sum of (i) 200% of the maximum number of shares underlying the Convertible Notes and (ii) the maximum number of shares underlying the Warrants (the “Registrable Securities”). The registration statement filed with the SEC pursuant to the terms of the Registration Rights Agreement was declared effective by the SEC on July 10, 2015. We have agreed to keep the registration statement we filed pursuant to the Registration Rights Agreement effective until the earlier of (i) the date as of which the Investors may sell all of the Registrable Securities covered by the Registration Statement without restriction or limitation pursuant to Rule 144 and without the requirement to be in compliance with Rule 144(c)(1) (or any successor thereto) or (ii) the date on which the Investors shall have sold all of the securities covered by such Registration Statement.

Investors in the offering have the right to participate for no less than 35% of any future offering of our equity or equity equivalent securities until the second anniversary of when the last Convertible Notes issued pursuant to the Securities Purchase Agreement were purchased.

We agreed to keep at least $6.0 million of restricted cash on our balance sheet at all times until the Maturity Date or until the outstanding principal amount of the Convertible Notes is less than $6.0 million, at which time the amount of restricted cash we are required to keep on our balance sheet will be adjusted downward, dollar for dollar. As of December 31, 2016 and 2015 the restricted cash was $0 and $4.1 million, respectively.

Cowen and Company, LLC acted as our financial advisor in the acquisition of the assets and as our placement agent in the financing transaction. We paid Cowen and Company, LLC approximately $1.7 million for these services.

On April 16, 2015, the Company determined that the Convertible Notes had a carrying amount of $3.1 million. The Company utilized a binomial model in determining the fair market value of the April 2015 Warrants of $6.0 million.

The Company also determined there was a beneficial conversion feature (“BCF”) as a result of the intrinsic value between the effective exercise price and the market price at the time of conversion of $6.0 million. The BCF was included in additional paid in capital. As a result of the down-round protection on the warrants, they have been accounted for as a derivative liability upon issuance.

At inception, the Convertible Notes balance and unamortized discount in thousands were as follows:

Convertible notes	$15,000
Discount attributable to warrants	(5,980)
Discount attributable to BCF	(5,970)
Carrying amount of Convertible Notes at inception	$3,050

As of December 31, 2016, both Investors had been issued an aggregate of 13,984,411 shares of common stock when the Investor had converted as of such date $11.6 million of principal and $0.3 million of interest into shares of common stock.

The following table summarizes the charges to interest, amortization and other expense, net:

	2016	2015
Interest expense on convertible notes	$9	$541
Accretion of convertible note discount	$1,291	$10,659

Line of Credit

On October 24, 2016, Uni-Pixel, Inc. (the “Company”) along with its subsidiary Uni-Pixel Displays, Inc. (together with the Company referred to as the “Borrowers”), entered into a Loan and Security Agreement dated October 18, 2016 (the “Loan Agreement”) with Western Alliance Bank (the “Bank”) through its Bridge Bank division, with credit support provided by the Export-Import Bank of the United States pursuant to the terms of a Borrower Agreement of the Company and a Borrower Agreement of Uni-Pixel Displays, Inc., each dated as of October 24, 2016 (each a “Borrower Agreement” and collectively, the “Borrower Agreements”). The Borrower Agreements are substantially similar in form.

Under the terms of the Loan Agreement, the Borrowers may borrow up to $2.5 million on a revolving basis based on a percentage of eligible export-related accounts. This Loan Agreement is for a two-year period ending October 18, 2018. Total borrowings under the line may not exceed 90% of eligible-export related accounts. Borrowings under the line will bear interest at the prime rate plus 1.25 percent. The line is secured by all of the assets of the Borrowers, including intellectual property.

Note 8 – Agreements with Atmel Corporation and CIT Technology LTD.

Atmel Corporation Business Combination and License Agreements

On April 16, 2015 (the “Effective Date”), Uni-Pixel Displays, Inc. (“Displays”) acquired from Atmel Corporation (“Atmel”), pursuant to the terms of a Purchase and Sale Agreement, a Patent License Agreement, an IP License Agreement, a Bill of Sale and Assignment and Assumption Agreement and two leases for real property, XSense, a business formerly within Atmel Corporation and which consists of certain assets used for the production of capacitive touch sensors comprised of fine lines of copper metal photo lithographically patterned and plated on flexible plastic film (the “Touch Sensors”). $450,000 was paid for the machinery, parts and equipment needed to manufacture the Touch Sensors and the existing inventory on hand. The fair value of the acquired machinery, parts and equipment was $1.4 million. Displays paid this amount with a secured promissory note due on or before the earlier of (i) the second anniversary of the Effective Date or (ii) the sale of equity and/or debt securities after the Effective Date pursuant to which Displays or any affiliate of our receives gross proceeds of no less than $5 million. Interest accrues on the unpaid principal amount at a rate equal to 2% per annum compounded semi-annually and is to be paid in arrears semi-annually, commencing with the six-month anniversary of the Effective Date. Displays has granted to Atmel a security interest in the purchased assets and all accounts receivable subsequently arising from Display’s manufacture and sale of Touch Sensors and all proceeds therefrom. Pursuant to the Purchase and Sale Agreement, Displays assumed certain liabilities of Atmel, including open purchase and supply orders, related to the Touch Sensor business.

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

As part of the business combination, Displays also entered into leases with Atmel Corporation for Building 2 and Building 4, both of which are located at 1150 E. Cheyenne Mountain Boulevard, Colorado Springs, Colorado. The term of each lease is 18 months (the “Primary Lease Term”). The term of each lease may be extended for two additional six month periods. During the Primary Lease Term, the initial base rent for each of Building 2 and Building 4 will be $100 per month a net value of $810,000 which has been included within prepaid and other current assets on the accompanying balance sheet. During the first renewal term, the monthly base rent for Building 2 will be $5,625 and during the second renewal term the monthly base rent will be $8,437.50. During the first renewal term, the monthly base rent for Building 4 will be $39,375 and during the second renewal term the monthly base rent will be $59,062.50. Aside from the base rent, Displays is responsible for the payment of its share of operating expenses attributable to the buildings, real estate taxes attributable to the buildings, sales and personal property taxes, utilities and additional services provided by Atmel (as defined in the leases). For the years ended December 31, 2016 and 2015, 100% of the Company’s revenue was derived from using XSense technology.

On February 15, 2017, Displays and Atmel and Atmel’s successor, Microchip Technology (Barbados) II Inc., entered into a Letter Agreement Amendment (the “Amendment”) to the Patent License Agreement and the IP License Agreement (collectively with the Patent License Agreement, the “License Agreements”). The Amendment adds an affiliate of Atmel, Microchip Technology (Barbados) II Inc., as a party to the License Agreements. The Amendment also revises the respective License Agreements to provide that the licenses granted under the License Agreements allow for Displays to enter into a non-transferable, non-assignable, non-exclusive, royalty-bearing sublicense solely to General Interface Solution Limited, a Samoa corporation (“GIS”), to make, use offer for sale, sell and import Licensed XSense Products (as defined in the License Agreements), subject to certain terms provided for in the Amendment. Furthermore, the Amendment provides that if a sublicense agreement is in effect at the time that the License Agreements are terminated for any reason, then such sublicense will survive and remain in full force and effect with Atmel having assumed such sublicense agreement.

The Amendment increases the annual royalty rate for all sales of Licensed XSense Products by the Company under the Patent License Agreement, not including any sublicense arrangement, to 4%. The Amendment also provides that the definition of Sales Price (which is used to calculate the royalty rate) in the Patent License Agreement means the gross revenue recognized by the Company from the sale, use or other disposition of a TouchScreen by the Company. In addition, the Amendment adds that the Company shall pay Atmel a separate royalty rate of 5.7% for any GIS sublicenses, based on the manufacturing costs used by the Company to calculate the royalty payable under its sublicense agreement with GIS (the “Sublicense Price”), provided always that the Sublicense Price shall be reflect an arm’s length transaction between a willing licensor and a willing licensee and be no less than the manufacturing cost incurred by other manufacturers involving the most similar products sold in the same volume in an arms-length transaction, as reasonably determined by Displays and auditable by Atmel. A minimum of 4% of the 5.7% royalty rate owed to Atmel for a sublicense agreement with GIS must be paid in cash, in which case the remaining 1.7% will be paid to Atmel in the Company’s stock or other consideration as mutually agreed upon by the parties. Furthermore, the maximum cumulative annual royalties payable for the GIS sublicense is $13,250,000. Royalties from the GIS sublicense are separate from and do not count toward the minimum annual royalty amount paid for Display’s license under the Patent License Agreement during the Initial Term, the maximum cumulative annual royalties during the Renewal Period (as such term is defined in the Patent License Agreement), nor the calculation of when the Royalty Prepayment has been fully used and credited.

Transition Services Agreement

In conjunction with the above-described transaction, Displays and Atmel entered into a Transition Services Agreement. Pursuant to the Transition Services Agreement, Atmel agreed to provide the following services for the periods described: (i) quality assurance and failure analysis services for the XTouch Touch Sensors for a period of six months starting from the Effective Date, (ii) operations services for a period of 30 days starting from the Effective Date and (iii) other services, as those are defined in the Transition Services Agreement, for a period of three months starting from the Effective Date. In exchange for the services, Displays has agreed to pay reasonable and documented direct costs incurred by Atmel in performing the services together with actual out-of-pocket third-party expenses reasonably incurred by Atmel in providing the services. The service fees include, but are not limited to, (a) the actual out-of-pocket employment costs (base salary, payroll taxes and out-of-pocket medical benefits) for the individuals performing the services (based on the actual time expended by such individuals in performing the services), (b) costs of materials, (c) the actual out-of-pocket third-party expenses reasonably incurred by Atmel in providing the services, and (d) direct supervisory and management expenses incurred by Atmel in providing the services. On the Effective Date, we paid $0.4 million to Atmel and was applied against certain designated services. The transition services were completed in fiscal 2015.

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

On December 21, 2016, Displays entered into the First Amendment (the “Patent Amendment”) to the FLT Patent License Agreement (the “Patent License Agreement”) and the First Amendment (the “IP Amendment”, and collectively with the Patent Amendment, the “Amendments”) to the FLT (Fine Line Technology) Intellectual Property License Agreement (the “IP License Agreement”, and collectively with the Patent License Agreement, the “License Agreements”) with CIT. Displays originally entered into the License Agreements with CIT, as previously disclosed by the Company, on April 16, 2015.

The Amendments revise the respective License Agreements to provide that the licenses granted by CIT to Displays for the Licensed FLT Patents (as defined in the Patent License Agreement) and the Licensed FLT IP (as defined in the IP License Agreement) are provided on an exclusive and sublicenseable basis. Notwithstanding the foregoing, such exclusivity to the Licensed FLT Patents and License FLT IP is subject to a license by CIT to CPI Innovation Services Limited for use with non-touchscreens. Furthermore, the Amendments to the License Agreements provide that if a sublicense agreement is in effect at the time that the License Agreements are terminated for any reason then such sublicense will survive and remain in full force and effect, and from and after the effective date of such termination with respect to Displays, the sublicensee party will be deemed to have the rights of Displays under the respective License Agreement on a non-exclusive, non-sublicenseable basis, and will become responsible for complying with the terms and conditions of the respective License Agreement, as amended, pertaining to confidentiality, recordkeeping and auditing.

The Patent Amendment also revises the definition of sales price (which is used to calculate the royalty to be paid to CIT) in the Patent License Agreement to provide a calculation of the sales price in a sublicense transaction situation. Specifically, sales price is defined in the Patent Amendment to mean (a) gross revenues of Displays recognized from the sale, use or other disposition, but not to sublicensees, of a Licensed FLT Product (as defined in the Patent License Agreement) by Displays (including affiliates of Displays) or (b) the amount used by Displays under its agreement with the relevant sublicensee to calculate the royalty payable to Displays by the relevant sublicensee in respect of Licensed FLT Products manufactured by the sublicensee (the “Sublicense Price”), provided always that the Sublicense Price shall be a bona fides amount reflecting an arm’s length transaction between a willing licensor and a willing licensee.

The Manufacturing Agreement had a term of six months, where Displays agreed that for a period of 16 consecutive weeks it will order, on a weekly basis, 11,500 linear meters of coated film manufactured by CIT at a cost of $7.90 per linear meter. The agreement has been completed and the process has been transferred to the Colorado Springs facility fiscal 2015.

The following unaudited pro-forma financial information presents the Company’s condensed financial results (in thousands) for the year ended December 31, 2015 as if the acquisitions had occurred as of January 1, 2015:

December 31, 2015
Revenue	$5,128
Net loss continuing operations	(38,187)
Net loss discontinued operations	(3,701)
Net loss	$(41,888)

Basic and diluted continuing operations	$(2.48)
Basic and diluted net loss	$(2.89)

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

Note 10 – Fair Value Measurements

Liabilities measured at fair value on a recurring basis are summarized as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2015

Liabilities:
Derivative liability	$-	$658	$-	$658

Total	$-	$658	$-	$658

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2015

Liabilities:
Derivative liability	$-	$491	$-	$491

Total	$-	$491	$-	$491

As described in Note 7, the derivative liability is related to warrants to purchase 1,151,121 shares of common stock issued by the Company in connection with our Convertible Note of $15.0 million in April 2015, which included a down-round protection on the warrants. The original exercise price of these warrants were $9.63 per share and they expire in April 2020. With the additional $0.5 million in Convertible Note issued in November 2015, the original Warrant was adjusted for an additional 38,371 shares of common stock. In connection with the November 2015 equity transaction (Note 7), the total outstanding warrants for 1,189,492 warrants were repriced to $1.50 per share. These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The fair value of these warrants were $6.0 million at inception as described in Note 7 and $0.7 million and $0.5 million at December 31, 2016 and 2015, respectively, and are recorded as a derivative liability in the accompanying consolidated balance sheets. The Company recognized $0.2 million and $5.5 million of other income in 2016 and 2015, respectively, in the accompanying consolidated statements of operations, resulting from the increase/decrease in the fair value of the derivative liability at December 31, 2016 and 2015. The derivative liability will be measured at fair value, with changes in fair value recognized in earnings, until the warrants are exercised, expire or are otherwise extinguished.

Note 11 – Employee Benefit Plan

401(k) Plan

Effective February 2007, the Company created an employee benefit plan available to all full-time employees under Section 401(k) of the Internal Revenue Code (“401(k) plan”). Employees may make contributions up to a specified percentage of their compensation, as defined. The Company is not obligated to make contributions under the 401(k) plan and did not make any matching employer contribution to the 401(k) Plan in 2016 and 2015.

Note 12 – Business Segments, Revenue and Credit Concentrations

The Company operates in one business segment and uses one measurement of profitability for its business.

During the twelve months ended December 31, 2016, 2015 and 2014, revenues by customers (in thousands) with more than 10% of revenue were as follows:

	Twelve months ended		Twelve months ended
	December 31, 2016		December 31, 2015
	Amount	%	Amount	%
Company A	$1,552	38%	$-	0%
Customer B	$1,503	37%	$2,486	66%
Company C	$889	22%	$1,103	29%
Total	$3,944	97%	$3,589	95%

As of December 31, 2016, 2015 and 2014, customers with more than 10% of accounts receivable balances (in thousands) were as follows:

	As of		As of
	December 31, 2016		December 31, 2015
	Amount	%	Amount	%
Customer A	$739	68%	$-	0%
Customer B	$121	11%	$133	40%
Company C	$171	16%	$164	49%
Total	$1,031	95%	$297	89%

Note 13 – Subsequent Events

On December 13, 2016, the Company entered into a three-year equipment operating lease. The monthly payment will be approximately $23,000. The lease is not effective until the delivery of equipment to the company.

On January 18, 2017, the Company completed the sale of $3 million a Series A-1 Preferred Stock transaction that provides that our shares of Series A-1 Convertible Preferred Stock are convertible into one share of Common Stock at a conversion price of $1.50 per share, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or similar events. Each holder also has the additional right ninety (90) days after issuance of the Series A-1 Preferred Stock to convert the Series A-1 Preferred Stock into shares of Common Stock at that price which is the lower of (i) the conversion price then in effect and (ii) the greater of (A) $0.35 and (B) 93% of the volume weighted average price of the Common Stock on the trading day immediately preceding the time of the delivery or deemed delivery of the applicable conversion notice. Currently, all 3,000 shares of Series A-1 Preferred Stock are outstanding. We also issued warrants covering 2,500,000 shares of Common Stock that have an exercise price of $1.50 per share, are exercisable six (6) months after issuance (the “Initial Exercisability Date”) and a term of five (5) years from the Initial Exercisability Date. The exercise price of such warrants are subject to a one-time adjustment on the Initial Exercisability Date to an amount no less than $1.26 per share. All of the Preferred shares must be fully converted or redeemed within twelve months from closing.

On January 20, 2017, the Company entered into a three-year equipment capital lease. The monthly payment will be approximately $3,500.

On February 15, 2017, the Company completed a public offering of 10,530,000 shares of common stock, raising net proceeds of $9.2 million. In addition, the Company issued warrants covering 4,738,500 shares of Common Stock that are exercisable, have an exercise price of $1.00 per share and have a term of five (5) years from the date of issuance. A holder may not exercise such warrant and we may not issue shares of Common Stock under such warrant if, after giving effect to the exercise or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of our Common Stock.

Note 14 – Quarterly Financial Data (Unaudited)

The Company’s unaudited quarterly financial data for 2016 and 2015 is summarized below (in thousands).

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$(850)	$(957)	$(907)	$(1,386)
Gross margin	(3.400)	(2,990)	(2,324)	(3,174)
Operating loss	(6,179)	(5,873)	(7,325)	(8,029)
Net loss	(8,413)	(6,144)	(7,557)	(7,322)
Basic net loss per share	(0.24)	(0.16)	(0.17)	(0.16)
Diluted net loss per share	(0.24)	(0.16)	(0.17)	(0.16)

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$7	$(1,362)	$(1,498)	$(890)
Gross margin	-	(2,057)	(3,203)	(3,318)
Operating loss	(5,688)	(7,213)	(6,418)	(6,224)
Net loss	(5,684)	(15,745)	(10,020)	(5,574)
Basic net loss per share	(0.46)	(1.17)	(0.45)	(0.27)
Diluted net loss per share	(0.46)	(1.17)	(0.45)	(0.27)

