Form 10-Q
period 2017-03-31
Uni-Pixel
filed 2017-05-11
CIK 1171012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______________ to ______________

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

As of May 5, 2017, the issuer had 59,612,116 shares of issued and outstanding common stock, par value $0.001 per share.

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Uni-Pixel, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$5,990	$1,558
Account receivable, net	1,014	1,087
Inventory	963	765
Prepaid licenses, net	4,366	4,635
Prepaid expenses	394	359

Total current assets	12,727	8,404

Property and equipment, net	1,151	1,115
Other long-term assets	144	132
Prepaid licenses, net of current portion	—	729

Total assets	$14,022	$10,380

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,870	$3,486
Accrued liabilities	1,225	1,101
Derivative liability	2,055	658

Total current liabilities	6,150	5,245

Long term liabilities	327	350
Long term debt	724	809

Total liabilities	7,201	6,404

Commitments and contingencies	—	—

Redeemable convertible preferred stock, 10,000,000 shares authorized; 3,000 shares issued and outstanding	625	—

Shareholders’ equity
Common stock, $0.001 par value; 100,000,000 shares authorized, 55,724,162 shares issued and outstanding at March 31, 2017 and 45,122,841 shares issued and outstanding at December 31, 2016	56	45
Additional paid-in capital	192,455	182,558
Accumulated deficit	(186,315)	(178,627)

Total shareholders’ equity	6,196	3,976

Total liabilities and shareholders’ equity	$14,022	$10,380

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

Condensed Consolidated Statements of Operations

(In thousands, expect per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue	$1,297	$850

Cost of revenues	4,340	4,250

Gross margin	(3,043)	(3,400)

Selling, general and administrative expenses	1,972	1,852
Research and development	2,869	927

Operating loss	(7,884)	(6,179)

Other income (expense)
Amortization of debt issuance costs	(63)	(526)
Gain (loss) on change in warrant liability	841	(407)
Accretion of discount on convertible notes	—	(1,291)
Interest expense	(20)	(10)
Other income (expense), net	758	(2,234)

Net loss	(7,126)	(8,413)
Deemed dividend – accretion on Series A-1 preferred stock	(562)	—
Net loss attributable to common shareholders	$(7,688)	$(8,413)

Per share information
Net loss attributable to common shareholders- basic	$(0.15)	$(0.24)
Net loss attributable to common shareholders- diluted	$(0.15)	$(0.24)

Weighted average number of basic common shares outstanding	49,665,275	35,797,409
Weighted average number of diluted common shares outstanding	49,665,275	35,797,409

See accompanying notes to these unaudited condensed consolidated financial statements.

Uni-Pixel, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except for share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(7,126)	$(8,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,202	1,280
Restricted stock issuance	259	302
Stock compensation expense	105	167
Amortization of debt issuance costs	63	526
Accretion of discount on convertible note	—	1,291
Net (decrease) increase in fair value of derivative liabilities	(841)	407
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	74	(392)
(Increase) decrease in inventory	(198)	61
(Increase) decrease in prepaid assets and other current assets	(47)	219
(Decrease) increase in accounts payable	(615)	393
Decrease in long-term liabilities	(22)	(57)
Decrease in accrued expenses and other liabilities	(55)	(109)
Net cash used in operating activities	(7,201)	(4,325)

Cash flows from investing activities
Purchase of property and equipment	(59)	(149)
Net cash used in investing activities	(59)	(149)

Cash flows from financing activities
Decrease in cash restricted for convertible notes payable	—	4,098
Proceeds from issuance of common stock, net	9,083	—
Proceeds from redeemable convertible preferred stock and warrants issued, net	2,698	—
Payments on capital lease	(3)	—
Payments on long-term debt	(86)	—
Payments on note payable	—	(2,417)
Net cash provided by financing activities	11,692	1,681

Net increase (decrease) in cash and cash equivalents	4,432	(2,793)
Cash and cash equivalents, beginning of period	1,558	7,618
Cash and cash equivalents, end of period	$5,990	$4,825

Supplemental disclosures of cash flow information:
Cash paid for interest	$17	$8
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash financing information:
Issuance of common stock to convert notes and interest	$—	$1,675
Deemed dividend – accretion on Series A-1 preferred stock	562	—
Beneficial conversion feature assigned to equity	$460	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Uni-Pixel, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation, Business and Organization

Uni-Pixel, Inc., a Delaware corporation, is the parent company of Uni-Pixel Displays, Inc., its wholly-owned operating subsidiary. As used herein, “Uni-Pixel,” “the Company,” “we,” “us,” and “our” refer to Uni-Pixel, Inc. and Uni-Pixel Displays, Inc. Our common stock, par value $0.001 per share (“Common Stock”), is quoted on The NASDAQ Capital Market under the ticker symbol “UNXL.”

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

As of March 31, 2017, Uni-Pixel had accumulated a total deficit of $186.3 million from operations in pursuit of these objectives.

As of March 31, 2017, we had cash and cash equivalents of $6.0 million. Our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, develop our products, establish the business relationships we need to manufacture and market our products. We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. Until revenue begins to increase on our products to support our operations we will continue to be highly dependent on financing from third parties. On January 20, 2017, the Company completed the sale of $3 million in convertible, redeemable Preferred shares. The fixed conversion price of the Preferred shares is set at $1.50, subject to potential adjustments which went into effect on April 20, 2017 (note 6). On February 15, 2017, the Company completed a public offering of 10,530,000 shares of Common Stock, raising net proceeds of $9.1 million. Barring unanticipated expenses, we expect the proceeds from these offerings, together with our cash on hand and collaborative agreements with corporate partners, to support our operations through May 11, 2018.

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

Note 2 — Summary of Significant Accounting Policies

Interim financial information

The condensed consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in condensed consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10-K, for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 30, 2017 (the “2016 Form 10-K”).

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the technology industry. There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2017 compared to what was previously disclosed in the 2016 Form 10-K. The consolidated financial information as of December 31, 2016 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2016.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification included reclassifying the royalty payable account to prepaid licenses.

Statement of cash flows

For purposes of the statements of cash flows, we consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Concentration of credit risk

We maintain our cash with major U.S. domestic banks. The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 at March 31, 2017 and December 31, 2016. We have not incurred losses related to these deposits.

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. We had $1.0 million and $1.1 million accounts receivable at March 31, 2017 and December 31, 2016, respectively. We had $0 reserved as uncollectible at March 31, 2017 and approximately $5,000 at December 31, 2016.

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

Series A-1 preferred stock

The Series A-1 Preferred Stock contain a substantive conversion option, are redeemable and may convert into a variable number of shares of Common Stock. As a result, under U.S GAAP, we have classified the Series A-1 Preferred Stock within mezzanine equity in our consolidated balance sheet.

Warranty expense

Warranty on the products is for one year. The Company can repair, replace the product or refund the cost of the product to the customer. Warranty is primarily recorded within the first month from shipment. The Company re-evaluates its estimates at the end of each quarter to assess the adequacy of its recorded warranty liability and adjusts that amount if necessary. The warranty liability is recorded in the accrued liabilities of the consolidated balance sheet. We have approximately $0.2 million and $0.3 million warranty liability balances at March 31, 2017 and December 31, 2016, respectively.

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

At March 31, 2017, 910,420 restricted stock units and options and warrants to purchase 24,232,107 shares of Common Stock at exercise prices ranging from $0.55 to $38.70 per share were outstanding, and were not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

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

Recently issued accounting pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for us on January 1, 2016. We have adopted ASU 2015-03.

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

Note 3 — Commitments and Contingencies

Leases

In conjunction with the acquisition of the XTouch technology, the Company entered into a lease for office and production facilities for approximately 28,918 square feet at 1150 E. Cheyenne Mountain Boulevard, Colorado Springs, Colorado 80906 under a third party non-cancelable operating lease through October 16, 2018. In July 2015, the company entered into a lease for office space for 4,478 square feet at 4699 Old Ironsides Drive, Ste. 300, Santa Clara, CA 95054 through July 14, 2018. In addition, the company leases approximately 7,186 square feet at 3400 Research Forest Drive, Suite B2, The Woodlands, TX that expires on May 31, 2018. In December 2016, the Company entered into an operating equipment lease that will begin in March 2017 through February 2020. Future minimum operating lease commitments as of March 31, 2017, are as follows:

Year Ending March 31 (in thousands)
Nine months ending 2017	$1,037
2018	1,063
2019	281
2020	71
2021	—
2022	—
Operating lease total	$2,452

Future minimum capital lease commitments as of March 31, 2017, are as follows:

Year Ending March 31 (in thousands)
Nine months ending 2017	$31
2018	42
2019	42
2020	3
2021	—
2022	—
Gross capital lease total	$118
Less: interest	35
Capital lease total	$83

Securities and Exchange Commission Complaint and Settlement

The Company entered into an agreement with the United States Securities and Exchange Commission (“SEC”) on March 16, 2016 signed a final judgment on a complaint filed by the SEC pursuant to our consent (the “Final Judgment”). Without admitting or denying the allegations of the SEC’s complaint, we consented to the Final Judgment. As of March 31, 2017, the remaining settlement accrual is reflected in current liabilities of $265,000 and $310,000 in long-term liabilities.

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

Note 4 —Equity, Stock Plan and Warrants

Common Stock

During the three months ended March 31, 2017, we issued 71,321 shares of Common Stock to employees and directors. We also issued 10,530,000 of Common Stock and received proceeds of $9.1 million, net of issuance costs.

During the three months ended March 31, 2016, we issued 57,203 shares of Common Stock for three employees.

Restricted Stock

Total compensation expense recognized for restricted stock was approximately $0.3 million and $0.3 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The Company has recorded approximately $0.3 million, $14,000 and $4,000 of restricted stock expense in selling, general and administrative expenses, research and development expense and cost of revenue, respectively, for the three months ended March 31, 2017, and approximately $0.3 million of restricted stock expense in selling, general and administrative expenses and approximately $0 in research and development expense for the three months ended March 31, 2016.

At March 31, 2017, there was $1.5 million of total unrecognized compensation cost related to non-vested shares of restricted stock which is expected to be recognized over a weighted-average period of 1.95 years. There were 99,582 shares of restricted stock, net that became vested during the three months ended March 31, 2017.

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

Our Stock Incentive Plans are administered by our Board of Directors, which has the sole discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of March 31, 2017, there were 535,635 shares available for issuance under the Stock Incentive Plans.

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards:

Total compensation expense recognized for options was approximately $0.1 million and $0.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The Company has recorded approximately $46,000, $41,000 and $18,000 of stock compensation expense in selling, general and administrative expenses, research and development expense and cost of revenue for the three months ended March 31, 2017 and approximately $0.1 million, $0.1 million and $18,000 of stock compensation expense in selling, general and administrative expenses, research and development expense and cost of revenue for the three months ended March 31, 2016.

A summary of the changes in the total stock options outstanding during the three months ended March 31, 2017 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding and expected to vest, at December 31, 2016	2,181,142	$5.41
Granted	56,000	$1.11
Forfeited or expired	(57,000)	$2.00
Exercised	—	$—

Outstanding and expected to vest, at March 31, 2017	2,180,142	$5.38
Vested and exercisable at March 31, 2017	1,652,483	$6.61

The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Expected life (years)	5 years	5 years
Interest rate	1.95%	1.21%
Dividend yield	—	—
Volatility	97.48%	94.31%
Forfeiture rate	—	—
Weighted average fair value of options granted	$0.80	$0.39

At March 31, 2017, there was $0.5 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.83 years. There was an approximate 0.1 million, net, increase in the vested options during the three months ended March 31, 2017.

Common Stock Warrants

As of March 31, 2017, the Company has 22,051,965 Common Stock warrants outstanding with a weighted average exercise price of $1.08 per share. Information regarding outstanding warrants as of March 31, 2017 is as follows:

Grant date	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
June 10, 2009	15,796	15,796	$7.50	2.18
August 31, 2009	24,934	24,934	$7.50	2.18
October 2, 2009	205,000	205,000	$5.00	2.58
March 15, 2010	8,337	8,337	$7.50	2.75
April 5, 2010	930	930	$7.50	2.75
November 30, 2015 (1)	14,558,468	14,558,468	$0.95	3.67
January 20, 2017	2,500,000	2,500,000	$1.50	4.81
February 21, 2017	4,738,500	4,738,500	$1.00	4.90

Total	22,051,965	22,051,965

(1)	The exercise price of the warrants and the number of shares for which the warrants are exercisable are subject to certain adjustments if the Company issues or sells additional shares of Common Stock or Common Stock equivalents at a price per share less than the exercise price then in effect, or without consideration.

In January 2017, we issued warrants covering 2,500,000 shares of Common Stock that have an exercise price of $1.50 per share, are exercisable six months after issuance (the “Initial Exercisability Date”) and a term of five years from the Initial Exercisability Date. The exercise price of such warrants are subject to a one-time adjustment on the Initial Exercisability Date to an amount no less than $1.26 per share.

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

Note 5 — Property and Equipment and Inventory

A summary of the components of property and equipment at March 31, 2017 and December 31, 2016 (in thousands) are as follows:

	Estimated Useful Lives	March 31, 2017	December 31, 2016
Production equipment	3 to 5 years	$2,399	$2,120
Research and development equipment	3 to 5 years	3,583	3,583
Leasehold improvements	5 years	23	23
Computer equipment	5 years	98	98
Office equipment	3 to 5 years	20	20
Construction-in-progress		265	303
		6,388	6,147
Accumulated depreciation		(5,237)	(5,032)
Property and equipment, net		$1,151	$1,115

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2017 and March 31, 2016 was approximately $0.2 million and $0.3 million, respectively.

A summary of the components of inventory at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$713	$447
Work-in-progress	217	305
Finish Goods	33	13
Inventory	$963	$765

Note 6 – Senior Secured Convertible Notes and Warrants

$15 million Convertible Note

Concurrent with the consummation of the XTouch acquisition, on April 16, 2015 (the “Effective Date”), and pursuant to a Securities Purchase Agreement, we sold $15 million in Senior Secured Convertible Notes, together with warrants for the purchase of 1,151,121 shares of our Common Stock (the “April 2015 Warrants”), to two accredited investors (the “Investors”). In addition, we sold an additional $0.5 million Convertible Note to one of these Investors in November 2015, and the April 2015 Warrant issued to that Investor was adjusted for an additional 38,371 shares of Common Stock for a total of 1,189,492 shares of Common Stock issuable upon exercise of the April 2015 Warrants. Investors in the offering have the right to participate for no less than 35% of any future offering of our equity or equity equivalent securities until the second anniversary of when the last Convertible Notes issued pursuant to the Securities Purchase Agreement were purchased.

As per the terms of the November 2015 equity transaction, the 1,189,492 April 2015 Warrants were exchanged for new warrants to purchase an equivalent number of shares of Common Stock in the same form and same terms as the warrants issued in such equity transaction, including a repricing to $1.50 per share exercise price and a term of five years from the date of issuance in the exchange. As discussed in Note 6 above, in February 2017 the warrants issued in the exchange the warrants were repriced at an exercise price of $0.95 per share. The exercise price of the warrants and the number of shares of Common Stock for which the warrants are exercisable are subject to certain adjustments if we issue or sell additional shares of Common Stock or Common Stock equivalents at a price per share less than the exercise price then in effect (which is now $0.95 per share), or without consideration.

As of March 31, 2017, both Investors had been issued an aggregate of 13,984,411 shares of Common Stock when the Investor had converted as of such date $11.6 million of principal and $0.3 million of interest into shares of Common Stock. There was no outstanding balance on these notes at March 31, 2017 and December 31, 2016.

The following table summarizes the charges to interest, amortization and other expense, net:

	March 31,2017	March 31,2016
Interest expense on convertible notes	$—	$8
Accretion of convertible note discount	$—	$1,291

$3 million Redeemable Convertible Preferred Stock

On January 20, 2017, the Company completed the sale of $3 million of Series A-1 Preferred Stock. The shares of Series A-1 Preferred Stock are convertible into one share of Common Stock at a conversion price of $1.50 per share, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or similar events. Each holder also has the additional right after ninety days after issuance of the Series A-1 Preferred Stock to convert the Series A-1 Preferred Stock into shares of Common Stock at that price which is the lower of (i) the conversion price then in effect and (ii) the greater of (A) $0.35 and (B) 93% of the volume weighted average price of the Common Stock on the trading day immediately preceding the time of the delivery or deemed delivery of the applicable conversion notice. As of March 31, 2017, all 3,000 shares of Series A-1 Preferred Stock were outstanding. We also issued warrants covering 2,500,000 shares of Common Stock that have an exercise price of $1.50 per share, are exercisable six months after issuance (the “Initial Exercisability Date”) and a term of five years from the Initial Exercisability Date. The exercise price of such warrants are subject to a one-time adjustment on the Initial Exercisability Date to an amount no less than $1.26 per share. All of the Preferred shares must be fully converted or redeemed within twelve months from closing.

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

The Company has the option to redeem the Series A-1 Preferred Stock at any time, in cash, at a redemption price equal to the greater of 125% of the stated value of the shares of Series A-1 Preferred Stock being redeemed and the intrinsic value of the shares of the Common Stock then issuable upon conversion of the shares of Series A-1 Preferred Stock being redeemed.

The Series A-1 Certificate of Designations contain certain triggering events including but not limited to: (i) the suspension from trading or failure of our Common Stock to be trading or listed (as applicable) on The Nasdaq Capital Market, or one of the New York Stock Exchange, the NYSE MKT, the Nasdaq Global Select Market, or the Nasdaq Global Market, for a period of five consecutive trading days, (ii) our failure to timely deliver shares of Common Stock upon conversion of the Series A-1 Preferred Stock; (iii) our failure to make payments when due under the Series A-1 Certificate of Designations; and (iv) our bankruptcy or insolvency.

If a triggering event occurs, each Holder may require us to redeem all or any number of the Series A-1 Preferred Stock, in cash, at a redemption price equal to the greater of (i) 125% of the $1,000 stated value of each such share of Series A-1 Preferred Stock being redeemed and (ii) the intrinsic value of the shares of our Common Stock then issuable upon conversion of such shares of Series A-1 Preferred Stock being redeemed (without regard to any limitations on conversion in the Series A-1 Certificate of Designations).

At any time a triggering event has occurred through the earlier of (x) the date of the cure of such triggering event and (y) the 20th trading day after we have delivered written notice to such Holder of such triggering event, each Holder may also alternatively convert Series A-1 Preferred Stock into shares of our Common Stock at the Triggering Event Conversion Price (as defined below) instead of the Conversion Price, subject to certain beneficial ownership limitations described below. The “Triggering Event Conversion Price” is defined as that price which is defined as that price which is the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) $0.35 and (B) the higher of (I) 85% of the lowest VWAP of our Common Stock on any trading day during the five consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice and (II) $0.35.

The Series A-1 Preferred Stock and the Warrants may not be converted or exercised, as applicable, if, after giving effect to such conversion or exercise, as applicable, the holder of the Series A-1 Preferred Stock or Warrant, as applicable, together with its affiliates would beneficially own in excess of 4.99% of our outstanding shares of Common Stock. At each holder’s option, such conversion or exercise blocker may be raised or lowered to any other percentage not in excess of 9.99%.

The Company also determined there was a beneficial conversion feature (“BCF”) as a result of the intrinsic value between the effective exercise price and the market price at the time of conversion of $0.8 million. The BCF was included in additional paid in capital. The Company utilized a binomial model in determining the fair market value of the Warrants.

At inception, the preferred stock balance and unamortized discount were as follows:

Redeemable Convertible Preferred Stock Series A-1	$3,000
Discount attributable to warrants	(2,238)
Discount attributable to deferred issuance costs	(302)
Discount attributable to BCF	(460)
Carrying amount of Series A-1 Preferred Stock	$—

At March 31, 2017, the preferred stock debt balance (in thousands) and unamortized discount in millions were as follows:

Redeemable Convertible Preferred Stock Series A-1	$3,000
Discount attributable to warrants	(1,771)
Discount attributable to deferred issuance costs	(239)
Discount attributable to BCF	(365)
Carrying amount of Series A-1	$625

The Company amortized $562,000 of discount as a deemed dividend for the three months ended March 31, 2017. On April 24, 2017 6,676 shares of Common Stock were issued in connection with the preferred stock transaction for the conversion of 5 shares of preferred stock of $5,000 at a conversion price of $.749 per share. On May 1, 2017 3,827,939 shares of Common Stock were issued in connection with the preferred stock transaction for the conversion of 1,555 shares of preferred stock of $1,555,000 at a conversion price of $.406 per share. Due to the preferred stock conversion the November 30, 2015 warrants were repriced to $.406. On May 9, 2017, 42,326 shares of Common Stock were issued in connection with the preferred stock transaction for the conversion of 20 shares of preferred stock of $20,000 at a conversion price of $.472 per share.

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

Under the terms of the Loan Agreement, the Borrowers may borrow up to $2.5 million on a revolving basis based on a percentage of eligible export-related accounts. This Loan Agreement is for a two-year period ending October 18, 2018. Total borrowings under the line may not exceed 90% of eligible-export related accounts. Borrowings under the line will bear interest at the prime rate plus 1.25 percent. The line is secured by all of the assets of the Borrowers, including intellectual property. We have $0.7 million and $0.8 million line of credit balances at March 31, 2017 and December 31, 2016, respectively.

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

As part of the business combination, Displays also entered into leases with Atmel Corporation for Building 2 and Building 4, both of which are located at 1150 E. Cheyenne Mountain Boulevard, Colorado Springs, Colorado. The term of each lease is 18 months (the “Primary Lease Term”). The term of each lease may be extended for two additional six month periods. During the Primary Lease Term, the initial base rent for each of Building 2 and Building 4 will be $100 per month a net value of $810,000 which has been included within prepaid and other current assets on the accompanying balance sheet. During the first renewal term, the monthly base rent for Building 2 will be $5,625 and during the second renewal term the monthly base rent will be $8,438. During the first renewal term, the monthly base rent for Building 4 will be $39,375 and during the second renewal term the monthly base rent will be $59,063. Aside from the base rent, Displays is responsible for the payment of its share of operating expenses attributable to the buildings, real estate taxes attributable to the buildings, sales and personal property taxes, utilities and additional services provided by Atmel (as defined in the leases).

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

Through the CIT Patent License Agreement, CIT licensed to Displays a non-sublicensable, worldwide, royalty-bearing license under its fine line technology (“FLT”) patents to make or have made, use, offer for sale, sell, and import licensed FLT products (the “Licensed Products”), which are defined as capacitive touch sensors comprising fine lines of copper metal printed on flexible plastic film. In consideration for this license, Displays agreed to pay an annual royalty fee during the initial five year term of the license (the “Initial License Term”) of the greater of $1.65 million or 1.67% of the total net sales (as defined in the CIT Patent License Agreement) of the Licensed Products during the Initial License Term. Displays has the right to renew the license for a term of ten years. If Displays exercises this right, the annual royalty fee will consist of 1.67% of the total net sales of the Licensed Products until it reaches a total of $8.25 million, at which time no further annual royalty fees will be due. Further, the total royalty fees payable for the initial five year term and the subsequent ten year term is capped at $30 million. Upon execution of the CIT Patent License Agreement, Displays paid a non-refundable, non-returnable prepayment of minimum annual royalty fees of $4.67 million (the “CIT Royalty Prepayment”). The CIT Royalty Prepayment will be applied to the annual royalty fees Displays owes under the CIT Patent License Agreement. If, during the Initial License Term, Displays’ cash balances as of the quarter end immediately prior to the date of the royalty period to which an unpaid annual royalty relates is less than $30 million, Displays may pay the annual royalty fee with a secured promissory note. CIT has agreed that it will not enter into a license agreement for the licensed patents as they relate to the Licensed Products that is effective prior to the second anniversary of the Effective Date.

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

Note 8 — Fair Value Measurements

Liabilities measured at fair value (in thousands) on a recurring basis are summarized as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	March 31, 2017

Liabilities:
Convertible note derivative liabilities	$-	$640	$-	$640
Preferred stock derivative liabilities	-	1,415	-	1,415

Total	$-	$2,055	$-	$2,055

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2016

Liabilities:
Convertible note derivative liabilities	$-	$658	$-	$658

Total	$-	$658	$-	$658

As described further in Note 6, the derivative liability is related to warrants to purchase 1,189,492 shares of Common Stock issued by the Company in connection with our $15 million Convertible Note, which included a down-round protection on the warrants. These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The fair value of these warrants were $6.0 million at inception. The Company recognized approximately $18,000 of other expense for the three months ended March 31, 2017 in the accompanying consolidated statements of operations, resulting from the decrease in the fair value of the derivative liability at March 31, 2017 as compared to December 31, 2016. The derivative liability will continue to be measured at fair value, with changes in fair value recognized in earnings, until the warrants are exercised, expire or are otherwise extinguished.

In addition, on January 20, 2017, the Company incurred a derivative liability related to the purchase of warrants for 2,500,000 shares of Common Stock issued in connection with our $3 million redeemable convertible preferred stock. These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The fair value of these warrants were $2.2 million at inception. The Company recognized $0.8 million as a gain for the three months ended March 31, 2017 in the accompanying consolidated statements of operations, resulting from the decrease in the fair value to $1.4 million of the derivative liability at March 31, 2017. The derivative liability will continue to be measured at fair value, with changes in fair value recognized in earnings, until the warrants are exercised, expire or are otherwise extinguished.

Note 9 — Revenue and Credit Concentrations

The Company operates in one business segment and uses one measurement of profitability for its business.

During the three months ended March 31, 2017 and 2016, revenues by customers (in thousands) with more than 10% of revenue were as follows:

	As of March 31, 2017		As of March 31, 2016
	Amount	%	Amount	%
Company A	$582	45%	$-	-%
Company B	511	39%	460	54%
Company C	75	6%	357	42%
Total	$1,186	90%	$817	96%

As of March 31, 2017 and December 31, 2016 customers with more than 10% of accounts receivables balances (in thousands) were as follows:

	As of March 31, 2017		As of December 31, 2016
	Amount	%	Amount	%
Company A	$491	49%	$739	68%
Company B	333	33%	121	11%
Company C	65	6%	171	16%
Total	$889	88%	$1,031	95%

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

Acquisition, Financing and Change in Business Strategy

On April 16, 2015 we acquired certain assets and licenses related to the manufacture of XTouch touch sensors from Atmel Corporation and CIT Technology Ltd. and we closed a private offering consisting of $15 million in principal amount of our Senior Secured Convertible Promissory Notes (the “Notes”) together with warrants. A more complete discussion of these transactions is included in Note 6 and 7 to our financial statements, which are included at Item 1 of Part I of this report, and in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on April 17, 2015.

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

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2017, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 30, 2017.

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

RESULTS OF OPERATIONS

Comparison of the three months ending March 31, 2017 and 2016

REVENUES. Revenues were $1.3 million for the three months ended March 31, 2017 as compared to $0.9 million for the three months ended March 31, 2016. Revenues for the three months ended March 31, 2017 and March 31, 2016 were mainly comprised of sales of XTouch sensors.

COST OF REVENUES. Cost of revenues include all direct and indirect expenses associated with the delivery of sensors including employee related costs, material, chemicals, license amortization, depreciation and facility costs. Cost of revenues were $4.3 million for the three months ended March 31, 2017 and March 31, 2016.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 6% or approximately $0.1 million, to $2.0 million for the three months ended March 31, 2017 from $1.9 million for the three months ended March 31, 2016. The major changes to selling, general and administrative expenses are as follows:

a) Legal expense increased by approximately $0.3 million to $0.6 million for the three months ended March 31, 2017 compared to $0.3 million for the three months ended March 31, 2016;

b) Office and computer expense decreased by approximately $0.1 million to $47,000 million for the three months ended March 31, 2017 compared to approximately $0.1 million for the three months ended March 31, 2016;

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $2.0 million, or 209%, during the three months ended March 31, 2017 to $2.9 million from $0.9 million for the three months ended March 31, 2016. The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $0.3 million to $0.8 million for the three months ended March 31, 2017 compared to $0.5 million for the three months ended March 31, 2016 primarily due to the following: an increase in salaries and benefits to $0.7 million for the three months ended March 31, 2017 compared to $0.4 million for the three months ended March 31, 2016 due to an increase number of employees;

b) License amortization expense attributable to research and development increased by approximately $0.4 million to $0.4 million for the three months ended March 31, 2017 compared to $0 for the three months ended March 31, 2016 related to the patents acquired from Atmel Corporation;

c) Research and development manufacturing labor expense increased by approximately $0.4 million to $0.4 million for the three months ended March 31, 2017 compared to $0 for the three months ended March 31, 2016;

d) Lab and material expense increased by approximately $0.6 million to $0.8 million for the three months ended March 31, 2017 compared to $0.2 million for the three months ended March 31, 2016; and

e) Facilities expense increased by approximately $0.2 million to $0.2 million for the three months ended March 31, 2017 compared to $0 million for the three months ended March 31, 2016.

OTHER INCOME (EXPENSE).

Debt issuance expense decreased to $0.1 million for the three months ended March 31, 2017 compared to $0.5 million for the three months ended March 31, 2016 due to the offering of Notes completed in April 2015 and redeemable convertible preferred stock completed in January 2017.

Gain (loss) on change in warrant liability decreased to a loss of $0.8 for the three months ended March 31, 2017 compared to a loss of ($0.4) million for the three months ended March 31, 2016 primarily due to the offering of the Notes completed in April 2015 and redeemable convertible preferred stock completed in January 2017.

Accretion on convertible notes expense decreased to $0 for the three months ended March 31, 2017 from $1.3 million for the three months ended March 31, 2016 due to the offering of the Notes completed in April 2015.

Interest expense, net, decreased to expense of $20,000 for the three months ended March 31, 2017 as compared to income of $10,000 for the three months ended March 31, 2016, primarily due to the increased interest expense associated with the offering of Notes completed in April 2015, interest associated with the new line of credit entered into during Q4 of 2016 and capital equipment lease interest.

Net loss. Net loss was $7.4 million for the three months ended March 31, 2017, as compared to a net loss of $8.4 million for the three months ended March 31, 2016.

Net loss attributable to common shareholders was $7.8 million for the three months ended March 31, 2017, as compared to a net loss attributable to common shareholders of $8.4 million for the three months ended March 31, 2016.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. Until revenue begins to increase on our products to support our operations we will continue to be highly dependent on financing from third parties. On January 20, 2017, the company completed the sale of $3 million in redeemable convertible preferred stock. The fixed conversion price of the redeemable convertible preferred stock is set at $1.50, subject to potential adjustments which primarily do not arise until after 90 days. On February 15, 2017, the Company completed a public offering of 10,530,000 shares of common stock, raising net proceeds of $9.1 million. Barring unanticipated expenses, we expect the proceeds from these offerings, together with our cash on hand and collaborative agreements with corporate partners, to support our operations through May 11, 2018.

As of March 31, 2017, we had a cash balance of approximately $6.0 million and working capital of $6.6 million.

Operating Activities

Cash used in operating activities during the three months ended March 31, 2017 was $7.1 million as compared to $4.3 million used during the three months ended March 31, 2016. The increase was primarily due to an increase in net loss.

Investing Activities

Cash used for investing activities during the three months ended March 31, 2017 was $0.1 million as compared to $0.2 million of cash used for the three months ended March 31, 2016. The use of cash for investing activities during the three months ended March 31, 2016 was attributable to the purchase of equipment.

Financing Activities

Historically, we have financed our operating and investing activities primarily from the proceeds of private placements and public offerings of Common Stock, convertible investor notes, and a preferred stock offering. However, in 2015 the Company began recording revenue from shipments and expects this to continue in 2017 and the future.

The total net cash provided by financing activities was $11.7 million for the three months ended March 31, 2017, which was comprised of $9.1 million for net proceeds from issuance of Common Stock and net proceeds from issuance of redeemable convertible preferred stock of $2.7 million.

The total net cash provided by financing activities was $1.7 million for the three months ended March 31, 2016, which was comprised of release of our restricted cash offset by payments for our convertible note.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2017, management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, management concluded that, as of March 31, 2017, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 1A. RISK FACTORS

We incorporate herein by reference the risk factors included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 30, 2017. The following are risks set forth in our Annual Report on Form 10-K which are reiterated and updated below as well as certain new risks related to our business.

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

We are a company with a limited operating history and little revenues to date. We may never be able to produce material revenues or operate on a profitable basis. As a result, we have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future. As of March 31, 2017, we had an accumulated total deficit of $186.3 million.

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

As of May 5, 2017, we had outstanding warrants and options exercisable for an aggregate of 43,693,317 shares of Common Stock at a weighted average exercise price of $0.73 per share. Upon exercise of these warrants or options, we would issue additional shares of our Common Stock. As a result, our current stockholders as a group would own a substantially smaller interest in us and may have less influence on our management and policies than they now have. Furthermore, the holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise more of their warrants and options and sell a large number of shares. This could cause the market price of our Common Stock to decline.

We issued warrants in November 2015, of which 34,046,596 are outstanding as of May 5, 2017 and have an exercise price of $0.406224 per share (as adjusted for the issuance and sale of our Common Stock and warrants on February 15, 2017) and have a term of five years from the date of issuance. The exercise price of the warrants and the number of shares of Common Stock for which the warrants are exercisable are subject to certain adjustments if we issue or sell additional shares of Common Stock or Common Stock equivalents (including as a result of conversion of our preferred stock) at a price per share less than the exercise price then in effect (which is now $0.406224 per share), or without consideration. Notwithstanding the foregoing, there will be no adjustment to the exercise price of these warrants or number of warrant shares issuable upon exercise in connection with the issuance of Common Stock upon Board of Director-approved employee benefit plans or upon the conversion, exercise or payment of certain outstanding, excluded securities. In the event of an adjustment to the number of shares of Common Stock for which the warrants are exercisable, at this time, we have a limited number of shares of Common Stock authorized that are not currently issued, outstanding or otherwise reserved for potential issuance. We have included as an item on the agenda for our upcoming annual meeting of stockholders an increase in the authorized number of shares of Common Stock.

In January 2017, we issued warrants covering 2,500,000 shares of Common Stock that have an exercise price of $1.50 per share, are exercisable six months after issuance (the “Initial Exercisability Date”) and a term of five years from the Initial Exercisability Date. The exercise price of such warrants are subject to a one-time adjustment on the Initial Exercisability Date to an amount no less than $1.26 per share. In addition, if on the Initial Exercisability Date, the exercise price of the warrants, as adjusted pursuant to their terms, exceeds 93% of the lowest volume-weighted average price of our Common Stock on NASDAQ for any trading day during trading hours and as reported by Bloomberg commencing on the date of issuance of the warrants and including the trading day immediately prior to the Initial Exercisability Date (the “Market Price”), the exercise price of the warrants shall be adjusted to such Market Price. Notwithstanding the foregoing, the exercise price of the warrants shall not be adjusted to an amount less than $1.26 per share, unless and until such time as the Company obtains approval of its stockholders to the transactions contemplated by the warrant documents.

In February 2017, we issued warrants covering 4,738,500 shares of Common Stock that are exercisable, have an exercise price of $1.00 per share and have a term of five years from the date of issuance. A holder may not exercise such warrant and we may not issue shares of Common Stock under such warrant if, after giving effect to the exercise or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of our Common Stock. At each holder’s option, the cap may be increased or decreased to any other percentage not in excess of 9.99%, except that any increase will not be effective until the sixty-first day after notice to us. The holders of such warrants are entitled to acquire options, convertible securities or rights to purchase our securities or property granted, issued or sold pro rata to the holders of our Common Stock on an “as if exercised for Common Stock” basis. The holders of such warrants are entitled to receive any dividend or other distribution of our assets (or rights to acquire our assets), on an “as if exercised for Common Stock” basis. Furthermore, such warrants prohibit us from entering into transactions constituting a “fundamental transaction” (as defined in such warrants) unless the successor entity assumes all of our obligations under such warrants and the other transaction documents in a written agreement approved by the “required holders” of such warrants. The definition of “fundamental transactions” includes, but is not limited to, mergers, a sale of all or substantially all of our assets, certain tender offers and other transactions that result in a change of control.

We have shares of Series A-1 Preferred Stock, which are convertible into shares of our Common Stock, currently outstanding. Their conversion will cause dilution to existing and new stockholders.

The Certificate of Designations of Preferences, Rights and Limitations of Series A-1 Preferred Stock (the “Series A-1 Certificate of Designations”) provides that our shares of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred Stock”) are convertible into one share of Common Stock at a conversion price of $1.50 per share, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or similar events. Each holder also has the additional right after ninety days after issuance of the Series A-1 Preferred Stock to convert the Series A-1 Preferred Stock into shares of Common Stock at that price which is the lower of (i) the conversion price then in effect and (ii) the greater of (A) $0.35 and (B) 93% of the volume weighted average price of the Common Stock on the trading day immediately preceding the time of the delivery or deemed delivery of the applicable conversion notice. Currently, all 3,000 shares of Series A-1 Preferred Stock are outstanding. The ninetieth day after issuance of the Series A-1 Preferred Stock occurred on April 20, 2017, and such right became effective on the following day (April 21, 2017). All conversions are subject to certain beneficial ownership limitations.

The Series A-1 Certificate of Designations also contain certain triggering events including but not limited to: (i) the suspension from trading or failure of the Common Stock to be trading or listed (as applicable) on a national securities exchange for a period of five consecutive trading days, and (ii) the failure of the Company to timely deliver shares of Common Stock upon conversion of the Series A-1 Preferred Stock or to make payments when due under the Series A-1 Certificate of Designations. At any time a triggering event has occurred through the earlier of (x) the date of the cure of such triggering event and (y) the 20th trading day after the Company has delivered written notice to such holder of such triggering event, each holder may convert its Series A-1 Preferred Stock into shares of Common Stock at that price which is defined as that price which is the lower of (i) the conversion price then in effect and (ii) the greater of (A) $0.35 and (B) the higher of (I) 85% of the lowest volume weighted average price of the Common Stock on any trading day during the five consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice and (II) $0.35.

The Series A-1 Certificate of Designations also provides that, subject to the satisfaction of customary equity conditions and the beneficial ownership limitations, at any time the volume weighted average price of our Common Stock is greater than or equal to $1.50 per share, the Company may, by written notice, require each holder to convert up to its pro rata share of 20% of the aggregate dollar trading volume (as reported on Bloomberg, LP) of the Common Stock on the Nasdaq Capital Market over the ten consecutive trading day period immediately prior to the date of notice of such mandatory conversion.

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

On April 13, 2017, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of NASDAQ notifying us that, for the prior thirty consecutive business days, the bid price for the Company’s Common Stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Rule”). The notice has no immediate effect on the listing or trading of our Common Stock and will continue to trade on NASDAQ under the symbol “UNXL”.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were given 180 calendar days, or until October 10, 2017 to regain compliance with the Rule. If, at any time before October 10, 2017, the bid price for the our Common Stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under Nasdaq Listing Rule 5810(c)(3)(A), the Staff will provide written notification to us that we comply with the Rule. If we do not regain compliance with the Rule by October 10, 2017, but meets the NASDAQ initial inclusion criteria set forth in Nasdaq Listing Rule 5505, except for the $1.00 per share bid price requirement, we may be granted an additional 180 calendar day compliance period. We intend to actively monitor the bid price for our Common Stock until October 10, 2017, and will consider all available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement.

If we do not regain compliance with the Rule by October 10, 2017 and are not eligible for an additional compliance period at that time, the Staff will provide written notification to us that our Common Stock may be delisted. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel (“Panel”). We would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal a subsequent delisting determination by the Staff to the Panel, that such appeal would be successful.

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

As discussed above, the delisting of our Common Stock from NASDAQ (or such other national securities exchange) for a period of five consecutive trading days or more constitutes a triggering event under our Series A-1 Certificate of Designations and would allow the holders of Series A-1 Preferred Stock to convert their shares of Series A-1 Preferred Stock into shares of Common Stock at a price which is the lower of (i) the conversion price then in effect and (ii) the greater of (A) $0.35 and (B) the higher of (I) 85% of the lowest volume weighted average price of the Common Stock on any trading day during the five consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice and (II) $0.35. Furthermore, an equity condition failure would occur if delisting from NASDAQ (or such other national securities exchange) has reasonably been threatened by NASDAQ (or such other national securities exchange) or suspension of our Common Stock listing has occurred (other than suspensions of not more than two days and due to a business announcements by us). The existence of an equity condition failure will prevent us from being able to exercise our right to mandatory conversion of the Series A-1 Preferred Stock into shares of our Common Stock.

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

ITEM 6. EXHIBITS.

Exhibit No.	Description of Document

31.1	Certification of the Chief Executive Officer and Principal Executive Officer of Uni-Pixel, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Offer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Chief Executive Officer and Principal Executive Officer of Uni-Pixel, Inc.,Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1) (2)

32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1) (2)

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

UNI-PIXEL, INC.

May 11, 2017	By:	/s/ Jeff A. Hawthorne
Date		Jeff A. Hawthorne, Chief Executive Officer and President

	By:	/s/ Christine A. Russell
Christine A. Russell, Chief Financial Officer

