Form 10-Q
period 2017-06-30
Uni-Pixel
filed 2017-08-10
CIK 1171012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of August 4, 2017, the issuer had 73,210,642 shares of issued and outstanding common stock, par value $0.001 per share.

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

ITEM 1. FINANCIAL STATEMENTS.

Uni-Pixel, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$2,330	$1,558
Accounts receivable, net	999	1,087
Inventory	1,642	765
Prepaid licenses, net	3,179	4,635
Prepaid expenses	469	359

Total current assets	8,619	8,404

Property and equipment, net	1,065	1,115
Other long-term assets	196	132
Prepaid licenses, net of current portion	—	729

Total assets	$9,880	$10,380

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$5,133	$3,486
Accrued liabilities	1,538	1,101
Derivative liability	2,589	658

Total current liabilities	9,260	5,245

Long term liabilities	234	350
Long term debt	892	809

Total liabilities	10,386	6,404

Commitments and contingencies	—	—

Redeemable convertible preferred stock, 10,000,000 shares authorized; 100 shares issued and outstanding ($100 face amount)	90	—

Shareholders’ equity
Common stock, $0.001 par value; 150,000,000 shares authorized, 71,088,689 shares issued and outstanding at June 30, 2017 and 45,122,841 shares issued and outstanding at December 31, 2016	71	45
Additional paid-in capital	198,968	182,558
Accumulated deficit	(199,635)	(178,627)

Total shareholders’ equity	(596)	3,976

Total liabilities and shareholders’ equity	$9,880	$10,380

The accompanying notes are an integral part of these consolidated financial statements.

Uni-Pixel, Inc.

Condensed Consolidated Statements of Operations

(In thousands, expect per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$1,325	$957	$2,622	$1,807

Cost of revenues	5,629	3,947	9,970	8,197

Gross margin	(4,304)	(2,990)	(7,348)	(6,390)

Selling, general and administrative expenses	2,635	1,870	4,607	3,722
Research and development	2,979	1,013	5,848	1,940

Operating loss	(9,918)	(5,873)	(17,803)	(12,052)

Other income (expense)
Debt issuance cost amortization expense	(229)	—	(292)	(526)
Gain (loss) on change in warrant liability	334	(271)	1,176	(679)
Incremental cost of warrant exchange	(1,416)	—	(1,416)	—
Accretion of discount on convertible notes	—	—	—	(1,291)
Interest income (expense), net	45	—	25	(9)
Other income (expense), net	(1,266)	(271)	(507)	(2,505)

Net loss	(11,184)	(6,144)	(18,310)	(14,557)
Deemed dividend – accretion on Series A-1 preferred stock	(2,136)	—	(2,698)	—
Net loss attributable to common shareholders	$(13,320)	$(6,144)	$(21,008)	$(14,557)

Per share information
Basic
Net loss	$(0.18)	$(0.16)	$(0.33)	$(0.38)
Net loss attributable to common shareholders	$(0.22)	$(0.16)	$(0.38)	$(0.38)
Diluted
Net loss	$(0.18)	$(0.16)	$(0.33)	$(0.38)
Net loss attributable to common shareholders	$(0.22)	$(0.16)	$(0.38)	$(0.38)

Weighted average number of basic common shares outstanding	61,044,291	39,363,684	55,418,000	37,995,835
Weighted average number of diluted common shares outstanding	61,044,291	39,363,684	55,418,000	37,995,835

See accompanying notes to these condensed consolidated financial statements.

Uni-Pixel, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, except for share data)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(18,310)	$(14,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,562	2,548
Restricted stock issuance	537	562
Stock compensation expense	206	333
Amortization of debt issuance costs	292	526
Accretion of discount on convertible note	—	1,291
Incremental cost of warrant exchange	1,416	—
Net (decrease) increase in fair value of derivative liabilities	(1,176)	679
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	89	17
(Increase) decrease in inventory	(876)	251
(Increase) decrease in prepaid assets and other current assets	(177)	5
(Decrease) increase in accounts payable	1,647	437
Decrease in long-term liabilities	(169)	(132)
Decrease in accrued expenses and other liabilities	499	(98)
Net cash used in operating activities	(13,460)	(8,138)

Cash flows from investing activities
Purchase of property and equipment	(403)	(208)
Proceeds from sale of property and equipment	76	—
Net cash used in investing activities	(327)	(208)

Cash flows from financing activities
Decrease in cash restricted for convertible notes payable	—	4,098
Proceeds on long-term debt	433	—
Proceeds from issuance of common stock, net	9,076	8,389
Proceeds from redeemable convertible preferred stock and warrants issued, net	2,698	2,391
Payments on capital lease	(8)	—
Proceeds from exercise of warrants	2,711	—
Proceeds from exercise of stock options, net	—	1
Payments on long-term debt	(351)	—
Payments on note payable	—	(2,867)
Net cash provided by financing activities	14,559	12,012

Net increase in cash and cash equivalents	772	3,666
Cash and cash equivalents, beginning of period	1,558	7,618
Cash and cash equivalents, end of period	$2,330	$11,284

Supplemental disclosures of cash flow information:
Cash paid for interest	$33	$8
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash financing information:
Issuance of common stock to convert notes and interest	$2,900	$1,675
Deemed dividend – accretion on Series A-1 preferred stock	$2,698	$—
Beneficial conversion feature assigned to equity	$460	$—

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

Our decision to focus our business on manufacturing and selling XTouch touch sensors was based on, among other things, the pressure of declining prices and margin compression in the touch sensor market. We believe that our acquisition of the XTouch technology provided us with a stand-alone, go-to-market strategy that will lead us to a scalable business.

In addition to the flexible electronic films that are XTouch touch sensors, we are developing a hard coat resin that can be applied using film, spray or inkjet coating methods for applications as protective cover films, a cover lens replacement or a conformal hard coat for plastic components. We plan to sell our hard coat resin and optical films under the Diamond Guard® brand.

Our strategy is to further develop our proprietary Performance Engineered Film™ technology around the vertical markets that we have identified as high growth profitable market opportunities. These markets include touch sensors, antennas, automotive and lighting.

As of June 30, 2017, we had cash and cash equivalents of $2.3 million and had accumulated a total deficit of $199.6 million from operations in pursuit of these objectives. Our long-term viability is dependent upon our ability to successfully operate our business, develop our manufacturing process, develop our products, and establish the business relationships we need to manufacture and market our products. We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. Until revenue begins to increase on our products to support our operations we will continue to be highly dependent on financing from third parties.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its service and product offerings. The Company has had recurring losses and expects to report losses for fiscal 2017. The Company believes that current available cash combined with the receipts from anticipated future sales bookings, and the proceeds of a contemplated capital raise pursuant to its S-3 registration statement noted above will be sufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. There can be no assurances that the source of additional contracts will be achieved.

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

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the technology industry. There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2017 compared to what was previously disclosed in the 2016 Form 10-K. The consolidated financial information as of December 31, 2016 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2016.

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

Concentration of credit risk

We maintain our cash with major U.S. domestic banks. The amounts held in interest bearing accounts periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 at June 30, 2017 and December 31, 2016. We have not incurred losses related to these deposits.

Accounts Receivable

The carrying value of our accounts receivable, net of allowance for doubtful accounts, represents their estimated net realizable value. We estimate the allowance for doubtful accounts based on type of customer, age of outstanding receivable, historical collection trends, and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be unrealizable, further consideration is given to the collectability of those balances, and the allowance is adjusted accordingly. Receivable balances deemed uncollectible are written off against the allowance. We had $1.0 million and $1.1 million accounts receivable at June 30, 2017 and December 31, 2016, respectively. We had $0 reserved as uncollectible at June 30, 2017 and approximately $5,000 at December 31, 2016.

Property and equipment

Property and equipment, consisting primarily of production equipment, lab equipment, computer equipment, software, leasehold improvements, and office furniture and fixtures is carried at cost less accumulated depreciation and amortization. Depreciation and amortization for financial reporting purposes is provided by the straight-line method over the estimated useful lives of six to five years. Leasehold improvements are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter. The cost of repairs and maintenance is charged as an expense as incurred. Gains or losses related to retirements or dispositions of fixed assets are recognized in the period incurred.

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

Series A-1 preferred stock

The Series A-1 Preferred Stock contain a substantive conversion option, are redeemable and may convert into a variable number of shares of Common Stock. As a result, we have classified the Series A-1 Preferred Stock as temporary equity in our consolidated balance sheet.

Warrant exchange

The Company accounts for warrant exchanges by recording the incremental fair value of issuing the new instruments in relation to the fair value of the extinguished instruments prior to the transaction in accordance with ASC 470-50. The incremental cost is calculated using the difference in fair value of the new and extinguished instruments on the date of the exchange. In the event that the Company extinguishes warrants that are accounted for as a liability in exchange for warrants that are accounted for as equity, the Company reports the net effect of the incremental cost of warrant exchange on the consolidated statement of operations and the gain or loss on the change in fair value of the liability through the exchange date is reported within gain (loss) on change in warrant liability on the consolidated statement of operations.

Warranty expense

Warranty on the products is for one year. The Company can repair, replace the product or refund the cost of the product to the customer. Warranty is primarily recorded within the first month from shipment. The Company re-evaluates its estimates at the end of each quarter to assess the adequacy of its recorded warranty liability and adjusts that amount if necessary. The warranty liability is recorded in the accrued liabilities of the consolidated balance sheet. We have approximately $0.4 million and $0.3 million warranty liability balances at June 30, 2017 and December 31, 2016, respectively.

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

At June 30, 2017, 2,635,837 restricted stock units and options and warrants to purchase 54,698,224 shares of Common Stock at exercise prices ranging from $0.35 to $38.70 per share were outstanding, and were not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

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

Note 3 — Commitments and Contingencies

Leases

In conjunction with the acquisition of the XTouch technology, the Company entered into a lease for office and production facilities for approximately 28,918 square feet at 1150 E. Cheyenne Mountain Boulevard, Colorado Springs, Colorado 80906 under a third party non-cancelable operating lease through October 16, 2018. In July 2015, the company entered into a lease for office space for 4,478 square feet at 4699 Old Ironsides Drive, Ste. 300, Santa Clara, CA 95054 through July 14, 2018. In addition, the company leases approximately 7,186 square feet at 3400 Research Forest Drive, Suite B2, The Woodlands, TX that expires on May 31, 2018. In December 2016, the Company entered into an operating equipment lease that began in March 2017 and continues through February 2020. Future minimum operating lease commitments as of June 30, 2017, are as follows:

Year Ending December 31 (in thousands)
Six months ending December 31, 2017	$705
2018	1,075
2019	292
2020	73
2021	—
2022	—
Operating lease total	$2,145

Future minimum capital lease commitments as of June 30, 2017, are as follows:

Year Ending December 31 (in thousands)
Six months ending December 31, 2017	$21
2018	42
2019	42
2020	3
2021	—
2022	—
Gross capital lease total	$108
Less: interest	30
Capital lease total	$78

Securities and Exchange Commission Complaint and Settlement

The Company entered into an agreement with the United States Securities and Exchange Commission (“SEC”) on March 16, 2016 signed a final judgment on a complaint filed by the SEC pursuant to our consent (the “Final Judgment”). Without admitting or denying the allegations of the SEC’s complaint, we consented to the Final Judgment. As of June 30, 2017, the remaining settlement accrual is reflected in current liabilities of $325,000 and $180,000 in long-term liabilities.

Complaint by former Officers of the Company for Advancement of Expenses

The Company, or its insurance company, has advanced as agreed all invoices for all years through the end of 2015 for the defense of Messrs. Killion and Tomz in the investigation by the SEC that resulted in the filing of the complaint against them by the SEC. A portion of advancements for 2016 invoices have also been made, but the Company disputed other 2016 invoices as containing expenses that have not been reasonably incurred by Messrs. Killion and Tomz in defense of the SEC’s complaint, with the total amount incurred in 2016 initially disputed by the Company at $147,750. Through the course of 2016, the Company was in discussions with counsel to Messrs. Killion and Tomz of resolving counsels’ charges on these invoices. Notwithstanding those discussions, on August 22, 2016, Messrs. Killion and Tomz filed an action against the Company for advancement of expenses in the Delaware Chancery Court. The Company contested the claims made by Messrs. Killion and Tomz that it has not advanced expenses reasonably incurred by them in the underlying action brought by the SEC. In October 2016, the Chancery Court appointed a former Vice Chancellor of the Delaware Chancery Court to act as a Special Master to determine whether expenses are reasonably incurred to the extent that the Company and Messrs. Killion and Tomz are not capable of resolving the dispute concerning whether expenses have been reasonably incurred without the assistance of the judicial process. In November 2016, unresolved and disputed invoices totaling approximately $129,698 in fees incurred in 2016 prior to November 2016 were submitted to the Special Master for a determination whether such expenses were reasonably incurred. The Special Master has determined that it was reasonable for the Company to advance $95,749 of the disputed fees from 2016. As of the filing of this Report on Form 10-Q, the Company has not disputed the advancement of other expenses, including expenses incurred in 2017. However, only a portion of expenses incurred in 2017 have been advanced as of such filing. The Company and Messrs. Killion and Tomz have been in discussions regarding timing of payment of advancement of expenses. These are the only current invoices submitted for advancement currently disputed without resolution. There can be no assurance that these are the only invoices that will be disputed as this matter proceeds, and therefore the total amount of disputed invoices remains undeterminable at the present time.

Note 4 —Equity, Stock Plan and Warrants

Common Stock

During the six months ended June 30, 2017, we issued 144,095 shares of Common Stock to employees and directors. We also issued 10,530,000 shares of Common Stock for net proceeds of $9.1 million, 7,609,941 shares of common stock related to the conversion of Series A-1 Preferred Stock (Note 6), 6,576,247 of common stock for the 2017 warrant exercises at $0.35 per share and 1,125,000 shares of common stock for 2015 warrant exercises.

During the six months ended June 30, 2016, we issued 57,203 shares of Common Stock for six employees.

In May 2017, the shareholders of the Company passed a proposal to increase the number of authorized shares from 100,000,000 to 150,000,000.

Restricted Stock

Total compensation expense recognized for restricted stock was approximately $0.6 million and $0.6 million for the six months ended June 30, 2017 and June 30, 2016, respectively. The Company has recorded approximately $0.6 million, $40,000 and $12,000 of restricted stock expense in selling, general and administrative expenses, research and development expense and cost of revenue, respectively, for the six months ended June 30, 2017, and approximately $0.6 million of restricted stock expense in selling, general and administrative expenses, approximately $4,000 in research and development expense and approximately $4,000 in cost of revenue for the six months ended June 30, 2016.

At June 30, 2017, there was $2.2 million of total unrecognized compensation cost related to non-vested shares of restricted stock which is expected to be recognized over a weighted-average period of 2.17 years. There were 252,765 shares of restricted stock, net that became vested during the six months ended June 30, 2017.

Stock Incentive Plans

The Company has adopted four stock incentive plans: the 2005 Stock Incentive Plan, the 2007 Stock Incentive Plan, the 2010 Stock Incentive Plan and the 2011 Stock Incentive Plan (collectively, the “Stock Incentive Plans”). The Stock Incentive Plans allow for an aggregate of up to 8,366,667 shares of our Common Stock to be awarded through incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance shares and other types of awards.

Our Stock Incentive Plans are administered by our Board of Directors, which has the sole discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted. As of June 30, 2017, there were 996,857 shares available for issuance under the Stock Incentive Plans.

The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards:

Total compensation expense recognized for options was approximately $0.2 million and $0.3 million for the six months ended June 30, 2017 and June 30, 2016, respectively. The Company has recorded approximately $0.1 million, $0.1 million and $37,000 of stock compensation expense in selling, general and administrative expenses, research and development expense and cost of revenue for the six months ended June 30, 2017 and approximately $0.1 million, $0.1 million and $40,000 of stock compensation expense in selling, general and administrative expenses, research and development expense and cost of revenue for the six months ended June 30, 2016.

A summary of the changes in the total stock options outstanding during the six months ended June 30, 2017 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding and expected to vest, at December 31, 2016	2,181,142	$5.41
Granted	821,000	$0.54
Forfeited or expired	(108,222)	$1.65
Exercised	—	$—

Outstanding and expected to vest, at June 30, 2017	2,893,920	$4.17
Vested and exercisable at June 30, 2017	1,701,096	$6.50

The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended June 30, 2017	Three Months ended June 30, 2016	Six Months ended June 30, 2017	Six Months ended June 30, 2016
Expected life (years)	5 years	5 years	5 years	5 years
Interest rate	1.77%	1.10 to 1.23%	1.77 to 1.95%	1.10 to 1.23%
Dividend yield	—	—	—	—
Volatility	103.32%	98.50%	99.63 to 103.32%	94.31 to 98.50%
Forfeiture rate	—	—	—	—
Weighted average fair value of options granted	$0.50	$1.10	$0.54	$1.01

At June 30, 2017, there was $0.7 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.21 years. There was an approximate 0.2 million, net, increase in the vested options during the six months ended June 30, 2017.

Common Stock Warrants

As of June 30, 2017, the Company has 51,804,304 Common Stock warrants outstanding with a weighted average exercise price of $0.37 per share. Information regarding outstanding warrants as of June 30, 2017 is as follows:

Grant date	Warrants Outstanding	Exercisable	Weighted Exercise Price	Remaining Life (Years)
June 10, 2009	15,796	15,796	$7.50	1.93
August 31, 2009	24,934	24,934	$7.50	1.93
October 2, 2009	205,000	205,000	$5.00	2.33
March 15, 2010	8,337	8,337	$7.50	2.50
April 5, 2010	930	930	$7.50	2.50
November 30, 2015 (1)	38,199,569	38,199,569	$0.35	3.42
February 21, 2017	4,738,500	4,738,500	$1.00	4.65
June 13, 2017	2,500,000	2,500,000	$1.30	5.00
June 13, 2017	6,111,238	6,111,238	$0.35	0.20

Total	51,804,304	51,804,304

(1)	The exercise price of the warrants and the number of shares for which the warrants are exercisable are subject to certain adjustments if the Company issues or sells additional shares of Common Stock or Common Stock equivalents at a price per share less than the exercise price then in effect, or without consideration.

In January 2017, we issued warrants covering 2,500,000 shares of Common Stock that had an initial exercise price of $1.50 per share, were exercisable six months after issuance (the “Initial Exercisability Date”) and had a term of five years from the Initial Exercisability Date. The exercise price of such warrants were subject to a one-time adjustment on the Initial Exercisability Date to an amount no less than $1.26 per share. In June 2017 (the “Issuance Date”), the Company entered into certain warrant exchange agreements (the “Warrant Exchange”), each with holders of certain warrants originally issued in January 2017 pursuant to which each holder separately agreed to exchange its warrant issued in January 2017 for (1) a new warrant exercisable for 100% of the number of shares of the Company’s Common Stock underlying the respective January 2017 warrant at an exercise price of $1.30 per share, which became exercisable beginning on July 20, 2017 and remain exercisable for 5 years from such date and (2) a new warrant exercisable for approximately 507.5% of the number of shares of Common Stock which totaled 12,687,485 shares underlying the respective January 2017 warrant at an exercise price of $0.351633 per share, of which 100% of the warrant shares shall initially be exercisable from the Issuance Date until 20 business days thereafter, then such amount of exercisable warrant shares shall be decreased to 60% for the period that is 21 business days after the Issuance Date until 45 business days after the Issuance Date, followed by a further decrease such that only 40% of the warrant shares shall be exercisable for a period that is 46 business days after the Issuance Date until 60 business days after the Issuance Date and after such time that is 60 business days after the Issuance Date no warrant shares shall be exercisable (collectively, the “June 2017 Warrants”). The combined fair value of the June 2017 Warrants at the execution of the Warrant Exchange was $2,831,270 which has been recorded in additional paid-in capital on the accompanying balance sheet. As of June 30, 2017, the holders have exercised 6,576,247 warrants for net proceeds of $2.3 million into 6,576,247 shares of Common Stock.

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

Note 5 — Property and Equipment and Inventory

A summary of the components of property and equipment at June 30, 2017 and December 31, 2016 (in thousands) are as follows:

	Estimated Useful Lives	June 30, 2017	December 31, 2016
Production equipment	3 to 5 years	$2,399	$2,120
Research and development equipment	3 to 5 years	3,281	3,583
Leasehold improvements	5 years	23	23
Computer equipment	5 years	98	98
Office equipment	3 to 5 years	20	20
Construction-in-progress		352	303
		6,173	6,147
Accumulated depreciation		(5,108)	(5,032)
Property and equipment, net		$1,065	$1,115

Depreciation and amortization expense of property and equipment for the six months ended June 30, 2017 and June 30, 2016 was approximately $0.4 million and $0.6 million, respectively.

A summary of the components of inventory at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$1,385	$447
Work-in-progress	83	305
Finish Goods	174	13
Inventory	$1,642	$765

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

As per the terms of the November 2015 equity transaction, the 1,189,492 April 2015 Warrants were exchanged for new warrants to purchase an equivalent number of shares of Common Stock in the same form and same terms as the warrants issued in such equity transaction, including a repricing to $1.50 per share exercise price and a term of five years from the date of issuance in the exchange. In February 2017, the warrants issued in the November 2015 exchange were repriced at an exercise price of $0.35 per share. The exercise price of the warrants and the number of shares of Common Stock for which these warrants are exercisable are subject to certain adjustments if we issue or sell additional shares of Common Stock or Common Stock equivalents at a price per share less than the exercise price then in effect (which is now $0.35 per share), or without consideration.

As of June 30, 2017, both Investors had been issued an aggregate of 13,984,411 shares of Common Stock when the Investor had converted as of such date $11.6 million of principal and $0.3 million of interest into shares of Common Stock. There was no outstanding balance on these notes at June 30, 2017 and December 31, 2016.

The following table summarizes the charges to interest, amortization and other expense, net:

	June 30,2017	June 30,2016
Interest expense on convertible notes	$—	$8
Accretion of convertible note discount	$—	$1,291

$3 million Redeemable and Convertible Preferred Stock

On January 20, 2017, the Company completed the sale of 3,000 shares of Series A-1 Preferred Stock for $3 million. The shares of Series A-1 Preferred Stock are convertible into one share of Common Stock at a conversion price of $1.50 per share, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or similar events. Each holder also has the additional right after ninety days after issuance of the Series A-1 Preferred Stock to convert the Series A-1 Preferred Stock into shares of Common Stock at that price which is the lower of (i) the conversion price then in effect and (ii) the greater of (A) $0.35 and (B) 93% of the volume weighted average price of the Common Stock on the trading day immediately preceding the time of the delivery or deemed delivery of the applicable conversion notice. As of June 30, 2017, 100 shares of Series A-1 Preferred Stock were outstanding. As of June 30, 2017, 2,900 shares of Series A-1 Preferred Stock were converted for 7,609,940 shares of Common Stock. We also issued warrants (the “January 2017 Warrants”) covering 2,500,000 shares of Common Stock that had an exercise price of $1.50 per share, were exercisable six months after issuance (the “Initial Exercisability Date”) and had a term of five years from the Initial Exercisability Date. The exercise price of such warrants were subject to a one-time adjustment on the Initial Exercisability Date to an amount no less than $1.26 per share. These warrants have since been exchanged as further described in Note 4. The remaining Preferred Stock shares must be fully converted or redeemed within twelve months from closing.

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

At inception, the preferred stock balance and unamortized discount were as follows:

Redeemable Convertible Preferred Stock Series A-1	$3,000
Discount attributable to warrants	(2,238)
Discount attributable to deferred issuance costs	(302)
Discount attributable to BCF	(460)
Carrying amount of Series A-1 Preferred Stock	$—

At June 30, 2017, the preferred stock debt balance (in thousands) and unamortized discount in millions were as follows:

Discount attributable to deferred issuance costs	$100
Discount attributable to deferred issuance costs	(10)
Carrying amount of Series A-1	$90

The Company recognized $2.7 million of discount as a deemed dividend for the six months ended June 30, 2017, as a result of the conversion of $2.9 million in Series A-1 Preferred Stock into Common Stock. For the six months ended June 30, 2017, 7,609,940 shares of Common Stock were issued for the conversion of 2,900 shares of Series A-1 Preferred Stock into $2.9 million with an average conversion price of $0.381 per share.

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

Under the terms of the Loan Agreement, the Borrowers may borrow up to $2.5 million on a revolving basis based on a percentage of eligible export-related accounts. This Loan Agreement is for a two-year period ending October 18, 2018. Total borrowings under the line may not exceed 90% of eligible-export related accounts. Borrowings under the line will bear interest at the prime rate plus 1.25 percent. The line is secured by all of the assets of the Borrowers, including intellectual property. We have $0.9 million and $0.8 million line of credit balances at June 30, 2017 and December 31, 2016, respectively.

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

Note 8 — Fair Value Measurements

Liabilities measured at fair value (in thousands) on a recurring basis are summarized as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	June 30, 2017

Liabilities:
Convertible note derivative liabilities	$-	$2,589	$-	$2,589

Total	$-	$2,589	$-	$2,589

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2016

Liabilities:
Convertible note derivative liabilities	$-	$658	$-	$658

Total	$-	$658	$-	$658

The derivative liability is related to warrants issued by the Company in connection with our $15 million Convertible Note and the November 2015 equity transaction, which included a down-round protection on the warrants. These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The Company recognized approximately $1.2 million of other income for the six months ended June 30, 2017 in the accompanying consolidated statements of operations, resulting from the decrease in the fair value of the derivative liability at June 30, 2017 as compared to December 31, 2016. The derivative liability will continue to be measured at fair value, with changes in fair value recognized in earnings, until the warrants are exercised, expire or are otherwise extinguished.

Note 9 — Revenue and Credit Concentrations

The Company operates in one business segment and uses one measurement of profitability for its business.

During the six months ended June 30, 2017 and 2016, revenues by customers (in thousands) with more than 10% of revenue were as follows:

	Six months ended June 30, 2017		Six months ended June 30, 2016
	Amount	%	Amount	%
Company A	$1,096	42%	$-	-%
Company B	985	38%	1,111	62%
Company C	168	6%	626	35%
Total	$2,249	86%	$1,737	97%

As of June 30, 2017 and December 31, 2016 customers with more than 10% of accounts receivables balances (in thousands) were as follows:

	As of June 30, 2017		As of December 31, 2016
	Amount	%	Amount	%
Company A	$341	34%	$-	-%
Company B	234	23%	57	18%
Company C	140	14%	-	0%
Company D	97	10%	209	66%
Total	$812	81%	$266	84%

Note 10 — Subsequent Events

In July 2017, the Company made a decision to restructure its operations that resulted in one-time termination benefits of approximately $0.1 million and lease termination costs of approximately $0.1 million.

In July and August 2017, the Company issued 2,973,594 shares of common stock related to its warrant exchange and received proceeds of approximately $1.0 million.

On August 10, 2017, the Company entered into an equity purchase agreement with L2 Capital, LLC, a Kansas limited liability company, relating to an offering of an aggregate of up to 14,146,649 shares of the Company’s common stock, par value $0.001 per share, of which 13,085,650 of such shares are being offered in an indirect primary offering consisting of an equity line of credit. The remaining 1,060,999 shares were issued as an inducement to enter the agreement.

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

Acquisition, Financing and Change in Business Strategy

On April 16, 2015, we acquired certain assets and licenses related to the manufacture of XTouch touch sensors from Atmel Corporation and CIT Technology Ltd. and we closed a private offering consisting of $15 million in principal amount of our Senior Secured Convertible Promissory Notes (the “Notes”) together with warrants. A more complete discussion of these transactions is included in Note 6 and 7 to our financial statements, which are included at Item 1 of Part I of this report, and in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on April 17, 2015.

Our decision to focus our business on manufacturing and selling XTouch touch sensors was based on, among other things, the pressure of declining prices and margin compression in the touch sensor market. We believe that our purchase of the XTouch technology provided us with a stand-alone, go-to-market strategy that we will lead us to a scalable business.

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

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2017, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 30, 2017.

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

Cost of Revenues, Selling, General and Administrative Expenses and Research and Development Expenses: The primary purpose of our facilities in Colorado Springs, Colorado and Santa Clara, CA is for (and for our former facilities in The Woodlands, TX was for) manufacturing, to conduct research on the development, testing and delivery of our prototype devices, to pursue the commercialization of our products and general office purposes.

If, in the future, the purposes for which we operate our facilities in Colorado Springs, Colorado, or any new facilities we open, changes, the allocation of the costs incurred in operating that facility between cost of sales and research and development expenses could change to reflect such operational changes.

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

RESULTS OF OPERATIONS

Comparison of the six months ending June 30, 2017 and 2016

REVENUES. Revenues were $2.6 million for the six months ended June 30, 2017 as compared to $1.8 million for the six months ended June 30, 2016. Revenues for the six months ended June 30, 2017 and June 30, 2016 were mainly comprised of sales of XTouch sensors.

COST OF REVENUES. Cost of revenues include all direct expenses associated with the delivery of services and costs of manufacturing including internal labor costs and materials. Cost of revenues was $10.0 million for the six months ended June 30, 2017 and $8.2 million for the six months ended June 30, 2016. The major changes to cost of revenues are as follows:

a) Salaries and benefits decreased by approximately $0.3 million to $1.9 million for the six months ended June 30, 2017 compared to $2.2 million for the six months ended June 30, 2016;

b) Temporary workers increased by approximately $0.9 million to $1.1 million for the six months ended June 30, 2017 compared to $0.2 million for the six months ended June 30, 2016;

c) Materials and chemicals increased by approximately $1.3 million to $2.6 million for the six months ended June 30, 2017 compared to $1.3 million for the six months ended June 30, 2016;

d) Warranty expense increased by approximately $0.3 million to $0.6 million for the six months ended June 30, 2017 compared to $0.3 million for the six months ended June 30, 2016;

e) Shipping expense increased by approximately $0.4 million to $0.7 million for the six months ended June 30, 2017 compared to $0.3 million for the six months ended June 30, 2016;

f) Depreciation and amortization expense decreased by approximately $0.8 million to $1.6 million for the six months ended June 30, 2017 compared to $2.4 million for the six months ended June 30, 2016;

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 24% or approximately $0.9 million, to $4.6 million for the six months ended June 30, 2017 from $3.7 million for the six months ended June 30, 2016. The major changes to selling, general and administrative expenses are as follows:

a) Contract labor expense decreased by approximately $0.1 million to $0.1 million for the six months ended June 30, 2017 compared to $0.2 million for the six months ended June 30, 2016;

b) Legal expense increased by approximately $1.3 million to $1.9 million for the six months ended June 30, 2017 compared to $0.6 million for the six months ended June 30, 2016;

c) Office expense decreased by approximately $0.1 million to $0.1 million for the six months ended June 30, 2017 compared to $0.2 million for the six months ended June 30, 2016;

d) Travel expense decreased by approximately $0.1 million to $0.2 million for the six months ended June 30, 2017 compared to $0.3 million for the six months ended June 30, 2016;

e) Depreciation and amortization expense decreased by approximately $0.1 million to $42,000 for the six months ended June 30, 2017 compared to $0.1 million for the six months ended June 30, 2016.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $3.9 million, or 205%, to $5.8 million during the six months ended June 30, 2017 from $1.9 million for the six months ended June 30, 2016. The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $0.7 million to $1.6 million for the six months ended June 30, 2017 compared to $0.9 million for the six months ended June 30, 2016 due to the following: an increase in salaries and benefits to $1.5 million for the six months ended June 30, 2016 compared to $0.8 million for the six months ended June 30, 2016;

b) License amortization expense attributable to research and development increased by approximately $0.9 million to $0.9 million for the six months ended June 30, 2017 compared to $0 for the six months ended June 30, 2016 related to the patents acquired from Atmel Corporation;

c) Research and development manufacturing labor expense increased by approximately $0.9 million to $0.9 million for the six months ended June 30, 2017 compared to $0 for the six months ended June 30, 2016;

d) Travel expense increased by approximately $0.1 million to $0.2 million for the six months ended June 30, 2017 compared to $0.1 million for the six months ended June 30, 2016; and

e) Lab expense increased by approximately $1.2 million to $1.6 million for the six months ended June 30, 2017 compared to $0.4 million for the six months ended June 30, 2016.

OTHER INCOME (EXPENSE), NET.

Debt issuance expense decreased to $0.3 million for the six months ended June 30, 2017 from $0.5 million for the six months ended June 30, 2016, due to the offering of the Notes completed in April 2015 and redeemable convertible preferred stock completed in January 2017.

Gain (loss) on change in warrant liability increased to a gain of $1.2 million for the six months ended June 30, 2017 from a loss of approximately $0.7 million for the six months ended June 30, 2016, due to the decline in Company’s stock price in 2017.

Incremental costs of warrant exchange increased to $1.4 million for the six months ended June 30, 2017 from approximately $0 for the six months ended June 30, 2016 due to the offering of the warrant exchange completed in June 2017.

Accretion on convertible notes expense decreased to $0 for the six months ended June 30, 2017 from approximately $1.3 million for the six months ended June 30, 2016 due to the offering of the Notes completed in April 2015.

Interest expense, net, increased to income of approximately $26,000 for the six months ended June 30, 2017 as compared to expense of $9,000 for the six months ended June 30, 2016, primarily due to interest expense associated with the offering of Notes completed in April 2015, interest associated with the new line of credit entered into during Q4 of 2016, capital equipment lease interest and a sale of equipment.

NET LOSS. Net loss was $18.3 million for the six months ended June 30, 2017, as compared to a net loss of $14.6 million for the six months ended June 30, 2016.

Net loss attributable to common shareholders was $21.0 million for the six months ended June 30, 2017, as compared to a net loss attributable to common shareholders of $14.6 million for the six months ended June 30, 2016.

Comparison of the three months ending June 30, 2017 and 2016

REVENUES. Revenues were $1.3 million for the three months ended June 30, 2017 as compared to $1.0 million for the three months ended June 30, 2016. Revenues for the three months ended June 30, 2017 and 2016 were mainly comprised of sales of XTouch sensors.

COST OF REVENUES. Cost of revenues include all direct expenses associated with the delivery of services and costs of manufacturing including internal labor costs and materials. Cost of revenues were $5.6 million for the three months ended June 30, 2017 and $3.9 million for the three months ended June 30, 2016. The major changes to cost of revenues are as follows:

a) Materials and chemicals increased by approximately $0.9 million to $1.3 million for the three months ended June 30, 2017 compared to $0.4 million for the three months ended June 30, 2016;

b) Temporary workers increased by approximately $0.6 million to $0.7 million for the six months ended June 30, 2017 compared to $0.1 million for the six months ended June 30, 2016;

c) Warranty expense increased by approximately $0.1 million to $0.4 million for the three months ended June 30, 2017 compared to $0.3 million for the three months ended June 30, 2016;

d) Shipping expense increased by approximately $0.3 million to $0.4 million for the three months ended June 30, 2017 compared to $0.1 million for the three months ended June 30, 2016;

e) Depreciation and amortization expense decreased by approximately $0.3 million to $0.9 million for the three months ended June 30, 2017 compared to $1.2 million for the three months ended June 30, 2016;

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 41% or approximately $0.7 million, to $2.6 million for the three months ended June 30, 2017 from $1.9 million for the three months ended June 30, 2016. The major changes to selling, general and administrative expenses are as follows:

a) Legal expense increased by approximately $0.9 million to $1.3 million for the three months ended June 30, 2017 compared to $0.4 million for the three months ended June 30, 2016; and

b) Travel expense decreased by approximately $0.1 million to $0.1 million for the three months ended June 30, 2017 compared to $0.2 million for the three months ended June 30, 2016.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $2.0 million, or 193%, during the three months ended June 30, 2017 to $3.0 million from $1.0 million for the three months ended June 30, 2016. The major changes to research and development expenses are as follows:

a) Salaries and benefits attributable to research and development increased by approximately $0.3 million to $0.8 million for the three months ended June 30, 2017 compared to $0.5 million for the three months ended June 30, 2016 primarily due to the following: an increase in salaries to $0.7 million for the three months ended June 30, 2017 compared to $0.4 for the three months ended June 30, 2016;

b) License amortization expense attributable to research and development increased by approximately $0.5 million to $0.5 million for the six months ended June 30, 2017 compared to $0 for the six months ended June 30, 2016 related to the patents acquired from Atmel Corporation;

c) Research and development manufacturing labor expense increased by approximately $0.4 million to $0.4 million for the six months ended June 30, 2017 compared to $0 for the six months ended June 30, 2016;

d) Lab expense increased by approximately $0.5 million to $0.8 million for the three months ended June 30, 2017 compared to $0.3 million for the three months ended June 30, 2016; and

e) Travel expense increased by approximately $0.1 million to $0.2 for the three months ended June 30, 2017 compared to $0.1 million for the three months ended June 30, 2016.

f) Facilities related expense increased by approximately $0.2 million to $0.2 for the three months ended June 30, 2017 compared to $0 for the three months ended June 30, 2016.

OTHER INCOME (EXPENSE), NET.

Debt issuance expense increased to $0.2 million for the three months ended June 30, 2017 compared to $0 for the three months ended June 30, 2016 due to the redeemable convertible preferred stock completed in January 2017.

Gain (loss) on change in warrant liability increased to a gain of $0.3 for the three months ended June 30, 2017 compared to a loss of $0.3 million and for the three months ended June 30, 2016, due to the decline in the Company’s stock price in 2017.

Incremental costs of warrant exchange increased to $1.4 million for the three months ended June 30, 2017 from approximately $0 for the three months ended June 30, 2016 due to the offering of the warrant exchange completed in June 2017.

Interest expense, net, increased to approximately $45,000 for the three months ended June 30, 2017 from expense of $0 for the three months ended June 30, 2016, primarily due to interest associated with the new line of credit entered into during Q4 of 2016 and capital equipment lease interest offset by a sale of equipment.

NET LOSS. Net loss was $11.2 million for the three months ended June 30, 2017, as compared to a net loss of $6.2 million for the three months ended June 30, 2016.

Net loss attributable to common shareholders was $13.3 million for the three months ended June 30, 2017, as compared to a net loss attributable to common shareholders of $6.2 million for the three months ended June 30, 2016.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through the issuance of equity and debt securities and by relying on other commercial financing. Until revenue begins to increase on our products to support our operations we will continue to be highly dependent on financing from third parties. On January 20, 2017, the company completed the sale of $3 million in redeemable convertible preferred stock. The fixed conversion price of the redeemable convertible preferred stock is set at $1.50, subject to potential adjustments which primarily do not arise until after 90 days. On February 15, 2017, the Company completed a public offering of 10,530,000 shares of common stock, raising net proceeds of $9.1 million. In the second quarter of 2017, the Company issued 7,701,247 shares of common stock for $2.7 million through the exercise of warrants.

As of June 30, 2017, we had a cash balance of approximately $2.3 million and working capital of $1.1 million.

Operating Activities

Cash used in operating activities during the six months ended June 30, 2017 was $13.5 million as compared to $8.1 million used during the six months ended June 30, 2016. The increase was primarily due to an increase in net loss.

Investing Activities

Cash used for investing activities during the six months ended June 30, 2017 was $0.3 million as compared to $0.2 million of cash used for the six months ended June 30, 2016. The use of cash for investing activities during the six months ended June 30, 2017 was attributable to the purchase of equipment offset by the sale of equipment. The use of cash for investing activities during the six months ended June 30, 2016 was attributable to the purchase of equipment.

Financing Activities

Historically, we have financed our operating and investing activities primarily from the proceeds of private placements and public offerings of Common Stock, convertible investor notes, and a preferred stock offering. However, in 2015 the Company began recording revenue from shipments and expects this to continue in 2017 and the future.

The total net cash provided by financing activities was $14.6 million for the six months ended June 30, 2017, which was comprised of $9.1 million for net proceeds from issuance of Common Stock and net proceeds from issuance of redeemable convertible preferred stock of $2.7 million. In addition, the Company received $2.7 million related to the exercise of warrant from our June 2017 warrant exchange and the November 2015 warrants.

The total net cash provided by financing activities was $12.0 million for the six months ended June 30, 2016, which was comprised of proceeds from issuance of common stock of $8.4 million, $2.4 million from the exercise of warrants, $4.1 million of release of restricted cash offset by $2.9 million of payments on notes payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2017, management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on their evaluation, management concluded that, as of June 30, 2017, our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Complaint by former Officers of the Company for Advancement of Expenses

The Company, or its insurance company, has advanced as agreed all invoices for all years through the end of 2015 for the defense of Messrs. Killion and Tomz in the investigation by the SEC that resulted in the filing of the complaint against them by the SEC. A portion of advancements for 2016 invoices have also been made, but the Company disputed other 2016 invoices as containing expenses that have not been reasonably incurred by Messrs. Killion and Tomz in defense of the SEC’s complaint, with the total amount incurred in 2016 initially disputed by the Company at $147,750. Through the course of 2016, the Company was in discussions with counsel to Messrs. Killion and Tomz of resolving counsels’ charges on these invoices. Notwithstanding those discussions, on August 22, 2016, Messrs. Killion and Tomz filed an action against the Company for advancement of expenses in the Delaware Chancery Court. The Company contested the claims made by Messrs. Killion and Tomz that it has not advanced expenses reasonably incurred by them in the underlying action brought by the SEC. In October 2016, the Chancery Court appointed a former Vice Chancellor of the Delaware Chancery Court to act as a Special Master to determine whether expenses are reasonably incurred to the extent that the Company and Messrs. Killion and Tomz are not capable of resolving the dispute concerning whether expenses have been reasonably incurred without the assistance of the judicial process. In November 2016, unresolved and disputed invoices totaling approximately $129,698 in fees incurred in 2016 prior to November 2016 were submitted to the Special Master for a determination whether such expenses were reasonably incurred. The Special Master has determined that it was reasonable for the Company to advance $95,749 of the disputed fees from 2016. As of the filing of this Report on Form 10-Q, the Company has not disputed the advancement of other expenses, including expenses incurred in 2017. However, only a portion of expenses incurred in 2017 have been advanced as of such filing. The Company and Messrs. Killion and Tomz have been in discussions regarding timing of payment of advancement of expenses. These are the only current invoices submitted for advancement currently disputed without resolution. There can be no assurance that these are the only invoices that will be disputed as this matter proceeds, and therefore the total amount of disputed invoices remains undeterminable at the present time.

Intel Corporation

The Company’s Capacity License Agreement with Intel, as amended by the Amended Capacity License Agreement, provided for a payment of a commission to Intel of ten percent of gross revenue from the sale InTouch™ Sensors jointly developed by the Company and Kodak. In March 2016, Intel requested that the Company refund over time the $5 million paid to the Company in May 2013 pursuant to the terms of the Capacity License Agreement. The Company declined to refund the money as the payment was not refundable under the Amended Capacity License Agreement or otherwise due to Intel. The agreement with Intel pertained to a technology that the Company abandoned when it terminated its joint development agreement with Kodak in 2015. Intel requested that the refund be accomplished by the Company paying Intel commissions on XTouch sensor revenue until the $5 million was refunded. The Company responded that no commissions are owed under the Amended Capacity License Agreement because it is not selling the abandoned InTouch™ Sensors or otherwise using the technology covered by the Amended Capacity License Agreement in its current products. The only products the Company has recognized revenue on are based on the XTouch sensor technology acquired from Atmel Corporation and CIT Technology Ltd. in April 2015. No litigation or other legal proceeding has commenced on Intel’s request. The Company engaged in discussions with Intel during 2016 regarding formulation of a mutually agreeable commercial relationship, but those discussions did not result in the formulation of any new commercial relationship. The Company expects to have additional discussions with Intel in the second half of 2017.

ITEM 1A. RISK FACTORS

We incorporate herein by reference the risk factors included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 30, 2017. The following are risks set forth in our Annual Report on Form 10-K which are reiterated and updated below as well as certain new risks related to our business.

We have had a history of losses and require additional capital to fund our operations, which capital may not be available on commercially attractive terms, or at all.

We have experienced substantial net losses in each fiscal period since our inception. These net losses resulted from a lack of substantial revenues and the significant costs incurred in the development and acceptance of our technology. We need additional financing in addition to cash on hand to continue operations and to implement our business plan. If our operations do not become cash flow positive, we may be forced to seek credit line facilities from financial institutions, equity investments, or debt arrangements. No assurances can be given that we will be successful in obtaining such additional financing on reasonable terms, or at all. If adequate funds are not available when needed on acceptable terms, or at all, we may be unable to adequately fund our business plan, which could have a negative effect on our business, results of operations, liquidity, financial condition and prospects. If we are unable to obtain additional financing when it is needed, we may need to restructure our operations and/or divest all or a portion of our business.

Our financial status raises doubt about our ability to continue as a going concern.

We have incurred substantial operating losses and have used cash in our operating activities for the past several years. Furthermore, we expect to continue to incur significant operating losses, and management expects that significant on-going operating expenditures will be necessary to successfully implement our business plan and develop and market our products. Our current forecast projects that, absent an infusion of capital, we will be unable to meet our current obligations through the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to market our technology and raise additional capital.

In July of 2017, we announced a restructuring involving the closing of our Texas location and consolidated certain operations in Colorado, and elimination of other overlapping operations and responsibilities resulting in expected cost reductions of $2-3 million during the second half of 2017. We continue to assess our cost structure in relationship to our revenue levels, which may necessitate further expense reductions.

As with any operating plan, there are risks associated with our ability to execute it, including the current economic environment in which we operate. Therefore, there can be no assurance that we will be able to satisfy our obligations, or achieve the operating improvements as contemplated by the current operating plan. If we are unable to execute this plan, we will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. There can be no assurance that the additional funding sources will be available to us at favorable rates or at all. If we cannot maintain compliance with our covenant requirements on our bank financing facility or cannot obtain appropriate waivers and modifications, the lenders may call the debt. If the debt is called, we would need to obtain new financing and there can be no assurance that we will be able to do so. If we are unable to achieve our operating plan and maintain compliance with our loan covenants and our debt is called, we will not be able to continue as a going concern.

We need to continue as a going concern if our business is to succeed.

If we are not able to attain profitability in the near future our financial condition could deteriorate further, which would have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, a statement regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

If the Company is unable to continue as a going concern, its securities will have little or no value.

The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

We are a company with a limited operating history, our future profitability is uncertain and we anticipate future losses and negative cash flow, which may limit or delay our ability to become profitable.

We are a company with a limited operating history and little revenues to date. We may never be able to produce material revenues or operate on a profitable basis. As a result, we have incurred losses since our inception and expect to experience operating losses and negative cash flow for the foreseeable future. As of June 30, 2017, we had an accumulated total deficit of $199.6 million.

We anticipate our losses may continue to increase from current levels because we expect to incur additional costs and expenses related to prototype development, consulting costs, laboratory development costs, marketing and other promotional activities, the addition of engineering and manufacturing personnel, and the continued development of relationships with strategic business partners. Moreover, planned products based upon our Performance Engineered Film™ technology may never become commercially viable and thus may never generate any revenues. Even if we find commercially viable applications for our Performance Engineered Film™ technology and materials, we may never recover our research and development expenses.

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

Variations in our production yields and limitations in the amount of process improvements we can implement could impact our ability to reduce costs and could cause our margins to decline and our operating results to suffer.

All of our products are manufactured using technologies that are highly complex. The number of salable items, or yield, from our production processes may fluctuate as a result of many factors, including but not limited to the following:

●	variability in our process repeatability and control;
●	equipment failure or variations in the manufacturing process;
●	lack of consistency and adequate quality and quantity of piece parts and other raw materials;
●	defects in packaging either within or without our control;
●	any transitions or changes in our production process, planned or unplanned; and
●	certain customer requirements outside of our normal specifications.

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

We have been undertaking a global strategic review of our business. If our strategic direction does not yield the expected results or we fail to implement necessary changes to our operations, we could see material adverse effects on our business, financial condition or results of operations.

In fiscal 2017, to address yield variations and other factors impacting our cost structure, we have reassessed certain of our revenue programs and conducted other adjustments to our strategic manufacturing plan. If we have not correctly identified a strategy with the greatest growth potential, we will not allocate our resources appropriately which could have a material adverse effect on our business, financial condition or results of operations. Further, if we are unable to reduce costs and complexity in our product manufacturing, we will obtain lower than expected cash flows to fund our future growth and capital needs. This could have a material adverse effect on our liquidity and results of operations.

If we are not successful developing our current products, our business model may change as our priorities and opportunities change; and our business may never develop to be profitable or sustainable

There are many products and programs that to us seem promising and that we could pursue. However, with limited resources, we may decide to change priorities and shift programs away from those that we had been pursuing, for the purpose of exploiting our core technology of electroporation. The choices we may make will be dependent upon numerous factors, which we cannot predict. We cannot assure you that our business model, as it currently exists or as it may evolve, will enable us to become profitable or to sustain operations.

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

As of August 4, 2017, we had outstanding warrants and options exercisable for an aggregate of 51,740,765 shares of Common Stock at a weighted average exercise price of $0.59 per share. Upon exercise of these warrants or options, we would issue additional shares of our Common Stock. As a result, our current stockholders as a group would own a substantially smaller interest in us and may have less influence on our management and policies than they now have. Furthermore, the holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, the holders may exercise more of their warrants and options and sell a large number of shares. This could cause the market price of our Common Stock to decline.

We issued warrants in November 2015, of which 38,199,569 are outstanding as of August 4, 2017 and have an exercise price of $0.351633 per share (as adjusted for the conversion during 2017 of our preferred stock into shares of our Common Stock ) and have a term of five years from the date of issuance. The exercise price of the warrants and the number of shares of Common Stock for which the warrants are exercisable are subject to certain adjustments if we issue or sell additional shares of Common Stock or Common Stock equivalents (including as a result of conversion of our preferred stock) at a price per share less than the exercise price then in effect (which is now $0.351633 per share), or without consideration. Notwithstanding the foregoing, there will be no adjustment to the exercise price of these warrants or number of warrant shares issuable upon exercise in connection with the issuance of Common Stock upon Board of Director-approved employee benefit plans or upon the conversion, exercise or payment of certain outstanding, excluded securities. In the event of an adjustment to the number of shares of Common Stock for which the warrants are exercisable, at this time, we have a limited number of shares of Common Stock authorized that are not currently issued, outstanding or otherwise reserved for potential issuance. We have included as an item on the agenda for our upcoming annual meeting of stockholders an increase in the authorized number of shares of Common Stock.

In January 2017, we issued warrants covering 2,500,000 shares of Common Stock that have an exercise price of $1.50 per share, are exercisable six months after issuance (the “Initial Exercisability Date”) and a term of five years from the Initial Exercisability Date. The exercise price of such warrants were subject to a one-time adjustment on the Initial Exercisability Date to an amount no less than $1.26 per share. In addition, if on the Initial Exercisability Date, the exercise price of the warrants, as adjusted pursuant to their terms, exceeds 93% of the lowest volume-weighted average price of our Common Stock on NASDAQ for any trading day during trading hours and as reported by Bloomberg commencing on the date of issuance of the warrants and including the trading day immediately prior to the Initial Exercisability Date (the “Market Price”), the exercise price of the warrants was to be adjusted to such Market Price. Notwithstanding the foregoing, the exercise price of the warrants was not to be adjusted to an amount less than $1.26 per share, unless and until such time as the Company obtains approval of its stockholders to the transactions contemplated by the warrant documents.

On June 13, 2017 (the “Issuance Date”), we entered into certain Warrant Exchange Agreements, each with holders of the January 2017 warrants, pursuant to which each holder separately agreed to exchange its January 2017 for (1) a new warrant exercisable for 100% of the number of shares of our Common Stock underlying the respective January 2017 at an exercise price of $1.30 per share, which became exercisable beginning on July 20, 2017 and remains exercisable for 5 years from such date and (2) a new warrant exercisable for approximately 507.5% of the number of shares of Common Stock underlying the respective January 2017 warrant at an exercise price of $0.351633 per share, of which 100% of the warrant shares shall initially be exercisable from the Issuance Date until 20 business days thereafter (the “First Period”), then such amount of exercisable warrant shares shall be decreased to 60% for the period that is 21 business days after the Issuance Date until 45 business days after the Issuance Date (the “Second Period”), followed by a further decrease such that only 40% of the warrant shares shall be exercisable for a period that is 46 business days after the Issuance Date until 60 business days after the Issuance Date (the “Third Period”) and after such time that is 60 business days after the Issuance Date no warrant shares shall be exercisable (the “Expiration Date”). All of the shares under such warrants which had to be exercised prior to the expiration of the First Period have been so exercised. In addition, 96.5% pf the shares under such warrants which have to be exercised prior to the expiration of the Second Period have been so exercised. Furthermore, the Company, at its sole discretion, has the right to extend the Second Period up until the Expiration Date but may not extend the Third Period.

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

The Certificate of Designations of Preferences, Rights and Limitations of Series A-1 Preferred Stock (the “Series A-1 Certificate of Designations”) provides that our shares of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred Stock”) are convertible into one share of Common Stock at a conversion price of $1.50 per share, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or similar events. Each holder also has the additional right after ninety days after issuance of the Series A-1 Preferred Stock to convert the Series A-1 Preferred Stock into shares of Common Stock at that price which is the lower of (i) the conversion price then in effect and (ii) the greater of (A) $0.35 and (B) 93% of the volume weighted average price of the Common Stock on the trading day immediately preceding the time of the delivery or deemed delivery of the applicable conversion notice. Currently, 100 shares of Series A-1 Preferred Stock are outstanding. The ninetieth day after issuance of the Series A-1 Preferred Stock occurred on April 20, 2017, and such right became effective on the following day (April 21, 2017). All conversions are subject to certain beneficial ownership limitations.

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

ITEM 6. EXHIBITS.

Exhibit No.	Description of Document

31.1	Certification of the Chief Executive Officer and Principal Executive Officer of Uni-Pixel, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Offer of Uni-Pixel, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Chief Executive Officer and Principal Executive Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1) (2)

32.2	Certification of the Chief Financial Officer of Uni-Pixel, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1) (2)

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

UNI-PIXEL, INC.

August 10, 2017	By:	/s/ Jeff A. Hawthorne
Date		Jeff A. Hawthorne,
Chief Executive Officer and President

	By:	/s/ Christine A. Russell
Christine A. Russell,
Chief Financial Officer

